Form 10-Q
period 1994-12-31
MACDERMID INC
filed 1995-02-06
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    December 31, 1994

COMMISSION FILE NUMBER    0-2413

                         MACDERMID, INCORPORATED
          (Exact name of registrant as specified in its charter)

             Connecticut                             06-0435750
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 identification No.)

245 Freight Street, Waterbury, Connecticut               06702
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (203) 575-5700

                                    NONE
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  [X]     No []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 2,728,533 shares as of January 31, 1995.

                                   INDEX

PART I  Financial Information

  Item 1.  Financial Statements

                                                                    Page No.
    Consolidated Condensed Balance Sheets
      December 31, 1994 and March 31, 1994                             3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Nine Months and Three
      Months Ended December 31, 1994 and 1993                          5-6

    Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended December 31, 1994 and 1993                      7

    Notes to Consolidated Condensed Financial Statements               8-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            10-11


PART II  Other Information                                              12

    Signatures                                                          13

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollar amounts in thousands of dollars)
                                                     December 31   March 31
                                                        1994         1994
                                                     -----------   ---------
                                                     (Unaudited)   (Audited)
ASSETS
Current Assets:
    Cash and Cash Equivalents	                        $  5,261     $  6,484
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Accounts of $3,162 and $2,317)                    45,656       39,738
    Inventories
      Finished Goods                                    15,232       13,091
      Raw Materials                                      6,397        4,653
                                                      --------     --------
                                                        21,629       17,744
    Prepaid Expenses and Other Current Assets            1,944        1,380
    Deferred Income Tax Asset                            2,930        3,069
                                                      --------     --------
        Total Current Assets                            77,420       68,415

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $35,562 and $32,690)                  26,774       27,789

Other Assets                                            14,151        9,663
                                                      --------     --------
        Total Assets                                  $118,345     $105,867
                                                      ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                    December 31   March 31
                                                        1994        1994
                                                    -----------   ---------
                                                    (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term Borrowings, Current Portion
    of Long-term Debt and Capital Lease
    Obligations                                       $ 10,665     $  8,038
  Accounts and Dividends Payable                        18,204       13,496
  Accrued Expenses                                      11,821        9,251
  Income Taxes                                           3,368        2,671
                                                      --------     --------
      Total Current Liabilities                         44,058       33,456

Long-term Debt and Capital Lease Obligations (note 5)   19,291          922
Accrued Postretirement Benefits                          4,019        3,214
Deferred Income Taxes                                       73          -
Minority Interest in Subsidiaries                          103          106

Shareholders' Equity
  Common Stock Without Par Value                         4,133        4,099
  Additional Paid-In Capital                             1,561          834
  Retained Earnings                                     81,788       75,039
  Equity Adjustment From Foreign Currency
    Translation                                          1,071        (203)
  Less Cost of 1,393,547 and 530,648 Common
    Shares in Treasury (note 5)                        (37,752)     (11,600)
                                                      --------     --------
      Total Shareholders' Equity                        50,801       68,169
                                                      --------     --------
                                                      $118,345     $105,867
                                                      ========     ========

See accompanying notes to consolidated condensed financial statements.

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
             (Amounts in Thousands Except Per Share Amounts)
                                    Nine Months Ended    Three Months Ended
                                       December 31         December 31
                                    ------------------   ------------------
                                     1994       1993       1994       1993
                                     ----       ----       ----       ----
Net Sales                           $133,632  $112,419    $44,547   $34,814

Costs and expenses
  Cost of Sales                       68,907    58,134     22,863    18,008
  Selling, technical and
    administrative expenses           49,065    44,157     16,341    14,283
  Interest income                        (96)     (203)       (35)      (71)
  Interest expense                     1,408     1,142        648       343
  Foreign exchange                       (55)      453        (18)       77
  Other (income) expense - net           667       250        133      (231)
                                    --------  --------    -------   -------
                                     119,896   103,933     39,932    32,409
                                    --------  --------    -------   -------
    Earnings before income taxes
     and cumulative effect of
     accounting change                13,736     8,486      4,615     2,405
Income taxes                           5,261     3,251      1,977       928
                                    --------  --------    -------   -------
    Earnings before cumulative
     effect of accounting changes      8,475     5,235      2,637     1,477

Cumulative effect of accounting
 changes (note 4)                       (372)   (2,082)       -          -
                                    --------  --------    -------    -------
    Net earnings                     $ 8,103  $  3,153    $ 2,637    $ 1,477

Retained earnings, beginning of
 period                               75,039    71,491     79,559     72,097
Cash dividends declared               (1,354)   (1,606)      (408)      (536)
                                    --------  --------    -------    -------
Retained earnings, end of period    $ 81,788  $ 73,038    $81,788    $73,038
                                    ========  ========    =======    =======

Weighted average shares
  Outstanding (note 3):
   Primary                          3,222,625 3,567,873  2,876,569  3,567,882
                                    ========= =========  =========  =========
   Fully Diluted                    3,242,283            2,875,603
                                    =========            =========

See accompanying notes to consolidated condensed financial statements.

                                    Nine Months Ended    Three Months Ended
                                       December 31          December 31
                                    -----------------    ------------------
                                      1994      1993       1994       1993
                                      ----      ----       ----       ----
Net earnings per share (note 3)
  Primary
    Before cumulative effect of
     accounting changes               $2.63     $1.47      $ .92      $ .41
    Cumulative effect of accounting
     changes (note 4)                  (.12)     (.59)        -          -
                                      -----     -----      -----      -----
                                      $2.51     $0.88      $ .92      $ .41
                                      =====     =====      =====      =====

  Fully diluted
    Before cumulative effect of
     accounting change                $2.62                $ .92
    Cumulative effect of accounting
     change (note 4)                   (.12)                  -
                                      -----                -----
                                      $2.50                $ .92
                                      =====                =====

Cash dividends per share              $ .45     $ .45      $ .15      $ .15
                                      =====     =====      =====      =====

See accompanying notes to consolidated condensed financial statements.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Nine Months Ended
                                                     December 31
                                                --------------------
                                                  1994         1993
                                                  ----         ----
Net cash flows from operating activities        $13,793      $ 5,162

Cash flows from investing activities:
  Capital expenditures                           (2,725)      (3,610)
  Proceeds from disposition of fixed assets       3,285          576
  Acquisition of business                        (9,141)         -
  Other investments                                 671          383
                                                -------      -------
    Net cash flows used in investing activities  (7,910)      (2,651)
                                                -------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings            25,452        2,146
  Long-term and short-term repayments            (4,989)      (2,482)
  Acquisition of treasury stock (note 5)        (26,152)         -
  Dividends paid                                 (1,543)      (1,606)
                                                -------      -------
    Net cash flows used in financing activities  (7,232)      (1,942)

Effect of exchange rate changes on cash             126          (68)
                                                -------      -------
    Net increase (decrease) in cash and
     cash equivalents                            (1,222)         501

Cash and cash equivalents at beginning of year    6,484        5,831
                                                -------      -------
    Cash and cash equivalents at end of period  $ 5,261      $ 6,332
                                                =======      =======

Cash paid for interest                          $   928      $   953
                                                =======      =======

Cash paid for income taxes                      $ 3,730      $ 2,860
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
     The March 31, 1994 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1994
Annual Report.

Note 2.  Trends of Results of Operations
     The results of operations for the three and nine month periods ended December 31, 1994 and 1993 are not necessarily indicative of trends or of the results to be expected for the full year.

Note 3.  Earnings Per Common Share
     The computation of primary earnings per share is based upon the weighted average number of outstanding shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. The fully diluted per share computations also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Fiscal year 1995 is the first year this effect is large enough to report.

Note 4.  Accounting Change
     MacDermid, Incorporated sponsors a defined benefit postemployment compensation continuation plan that covers all of its full time domestic employees. Employees are eligible to receive a benefit under the plan who have completed at least six months of service, become permanently disabled and are unable to return to return to work. The benefit may range from one week to a maximum of six months of compensation.

     During the first quarter of fiscal year 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits. SFAS 112 requires accrual accounting rather than the previously used cash basis accounting for recognition of the postemployment cost of salary continuation. A one-time charge against earnings for the transition obligation for past services of $372,000 (net of a $247,000 deferred income tax benefit) was recorded on April 1, 1994. The estimated ongoing additional after-tax annual cost of this plan is not material.

     The Corporation's postemployment salary continuation plan is unfunded; therefore, the Accumulated Postemployment Benefit Obligation, Unfunded Accumulated Benefit obligation in Excess of Plan Assets and the Accrued Postemployment Benefit Cost are equal to $619,000. Plan assets for the plan at April 1, 1994 are $0.

     The expected net periodic postemployment benefit cost for salary continuation for fiscal 1995 includes approximately $2,000 for service cost (benefits attributed to service during the period), $6,000 for interest cost and $619,000 for recognition of transition obligation at April 1, 1994 for a total net periodic postemployment benefit cost of $627,000.

     The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4% and the weighted average settlement rate was 7.5%.

Note 5.  Results of Self Tender Offer
     Effective August 1, 1994, MacDermid purchased 851,899 shares of its common stock at a price of $30 per share pursuant to a "Dutch Auction" self tender offer that commenced on June 23, 1994 (the "Offer"). Under the terms of the Offer, the Corporation had sought to purchase up to 1,000,000 shares at prices not greater than $30 nor less than $25 per share, as specified by the tendering shareholders. The shares purchased pursuant to the Offer represent approximately 23.8% of the shares outstanding immediately prior to the commencement of the Offer. As of the close of business on August 1, 1994, MacDermid had 2,731,483 shares of common stock outstanding.

     The total cost of the Offer, including all related fees and expenses, was approximately $25.9 million. The Corporation funded the purchase of the shares primarily by borrowing $25 million on an unsecured basis under a six-year term loan. The term loan bears interest at a variable rate, which initially was equal to the London inter bank market rate ("LIBOR") plus 1.25 percentage points, or a total interest rate of 6.25% as of August 1, 1994. On August 30, 1994, the Corporation purchased an interest rate cap which limits the interest payable on the outstanding portions of the debt, except for the last $3.1 million. The maximum payable LIBOR rates increase gradually from 5.81%, initially, to 8.97% when the cap expires.

     Separately, the Board of Directors authorized the Corporation to purchase up to 148,000 shares of its common stock. Such shares may be acquired through open market purchases or privately negotiated transactions from time to time. Any future repurchases by MacDermid will depend upon various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). Such shares may be used for various corporate purposes, including contributions under existing or future employee benefit plans, the acquisition of other businesses and the distribution of stock dividends. During the third quarter of fiscal year 1995, 11,000 shares were repurchased at $35 per share pursuant to this authorization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Following is a discussion that compares the results of operations for the three and nine month periods ended December 31, 1994 to those of the same periods in 1993 and the changes in financial condition during the nine months then ended.

CONSOLIDATED OVERVIEW:

Sales:

Overall sales of chemicals and equipment increased 28% for the current quarter from the same period last year. This increase reflects continued strengthening of business conditions generally and effects of the May 1994 acquisition of Allied-Kelite's metal finishing business. Sales of proprietary chemical products for electronics and for metal and plastic finishing industries increased in every geographic segment.

COSTS AND EXPENSES

Gross profits as a percentage of sales improved slightly despite the recognition of transition and other accounting costs related to the Allied-Kelite acquisition. Selling, technical and administrative expenses increased 14% mainly due to addition of sales and research staff related to the acquisition and to support new business overall. Nevertheless, these expenses declined as a percentage of sales.

PROVISION FOR INCOME TAXES

The effective overall income tax rate for the year is a weighted average composite of the tax rates for individual operations throughout the world. For the nine months this year was the same as last year's 38%.

GEOGRAPHIC SEGMENT RESULTS

United States Operations:

Overall sales increased 32% for the December 1994 quarter, as compared to the same period in the previous year, based upon generally improved business conditions and benefit from the May 1994 acquisition. Both electronic and metal finishing product lines contributed to the increase. Gross margin percentages for the three and nine month periods were down slightly, reflecting recognition of certain transition expenses from the acquisition. Much improved joint venture equipment operations also contributed to the earnings increase.

European Operations:

A rebounding business environment provided the basis for an 18% proprietary chemical product sales increase for the third quarter for the European business segment. Most of the companies in this group contributed to this increase with the most dramatic improvement in France, Italy and Germany. Additional impetus from equipment sales brought the overall increase to 25% over the same period last year. Gross profit percentages improved during the third quarter and, despite a small increase in selling, technical and administrative expenses, net earnings were greatly improved from last year's near break-even levels.

Far East Operations:

Led by companies in Japan, Hong Kong and Taiwan, the Far East group continues to post healthy sales gains over last year with overall increases of 25% for the December quarter and 17% for the nine months. Gross profits as a percentage of sales were up as were operating profits. Period costs were increased, particularly in Japan, to support research and sales efforts. Income realized from a property sale in Hong Kong in the first quarter was partially offset by losses in a Hong Kong joint venture.

Independent Group Operations:

The Independent group, with operations in Canada, Israel, South Africa, Australia and New Zealand, posted overall sales increases of 18% and 11% for the three and nine month periods this year despite the absence of sales from Brazilian operations which were sold in last year's third quarter.
The group's net earnings were up significantly from last year's three and nine month periods.


FINANCIAL CONDITION

As a result of the repurchase of 851,899 shares of MacDermid's common stock at $30 per share under a "Dutch Auction" self tender offer, outstanding shares were reduced 23.8% as of the close of business on August 1, 1994. During December 1994, MacDermid purchased an additional 11,000 shares of its stock at $35 per share under a separate authorization by the Board of Directors. The total cost of these shares was $26.1 million. New borrowings of $29.6 million were obtained to fund the stock tender offer and the Allied-Kelite acquisition. Working capital was down slightly from $35 million at March 31 to $33.3 million at December 31, 1994. Capital expenditures, $2.7 million to date, are expected to increase during the fourth (March) quarter as projects begun earlier in the year are brought to completion - in line with planned expenditures of about $5.3 million for the fiscal year.

Cash generated from operations, together with a net increase in long and short-term borrowings of $21 million, proceeds from disposition of certain fixed assets of $3.2 million and a modest decrease in cash balances, were used to pay for capital improvements, dividends to shareholders, purchase of the Allied-Kelite business and the stock purchased under the tender offer. Unused credit lines currently total approximately $33 million and long-term debt approximates $19 million.

PART II.
OTHER INFORMATION


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  February 6, 1995                   Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date:  February 6, 1995                   C. Rice
                                          Charles D. Rice
                                          Vice President, Chief
                                          Financial Officer and
                                          Treasurer


Date:  February 6, 1995                   Gerald F. Renner
                                          Gerald F. Renner
                                          Corporate Secretary and
                                          Principal Accounting Officer