Form 10-K
period 1995-03-31
MACDERMID INC
filed 1995-06-27
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C., 20549-1004
                          Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1995.
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
For the transition period from                 to

                Commission file number       0-2413
                     MACDERMID, INCORPORATED
        (Exact name of Registrant as specified in its Charter)

           Connecticut                            06-0435750
  (State of incorporation)              (I.R.S. Employer I.D. No.)
245 Freight Street, Waterbury, Connecticut  06702-0671
 (Address of principal executive offices)
Registrant's Telephone Number, including Area Code (203) 575-5700 Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
     Title of Class   -   Common Stock Without Par Value

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to the filing requirements for the past 90 days.        Yes (X)   No ( )

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 31, 1995 (based on the closing price on such date as reported on Nasdaq Stock Market) was $68,668,000.

  The number of shares of Registrant's Common Stock outstanding as of May 31, 1995 was 2,767,533 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Corporation's 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 26, 1995 to the Corporation's stockholders in connection with the annual meeting scheduled for July 20, 1995 are incorporated herein by reference into Part III hereof.

                               PART I

Item 1(a)  GENERAL DEVELOPMENT OF BUSINESS

Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, "MacDermid" or the "Corporation") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing and electronics industries. MacDermid offers a line of horizontal processing equipment used in the production of printed circuit boards and in chemical machining, through Hollmuller America, Inc., a joint venture with a German company.
MacDermid also markets chemical supplies and equipment produced by others.

  In May 1995, the Corporation acquired certain assets of the Allied-Kelite Company (a subsidiary of Witco Corporation), a major supplier of plating surface preparation proprietary chemical products to automotive, electronics hardware and other industries. The business, located primarily in the United States includes licensing of technology to companies in several other countries. The acquisition, accounted for as a purchase and financed through borrowings, complements the Corporation's existing metal finishing and electronics business and provides cost benefits from consolidation.

  On August 1, 1994, MacDermid acquired, for approximately $26 million, 851,899 shares of its common stock (approximately 24% of the shares then outstanding) through a "Dutch Auction" self-tender offer. The self-tender was financed by borrowings which include a $25 million six-year term loan which is to be repaid in even quarterly payments.

  For a description of the Corporation's business, see Item 1(c) on the following page.

Item 1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

MacDermid has one primary industry segment which is the manufacture and sale of specialty chemicals used in finishing metals and non metallic surfaces and in the marketing of supplies and equipment related to the use of these chemicals.

  Item 1(c) of this Report provides information concerning MacDermid's classes of products and Item 1(d) of this report includes financial information concerning operations by geographic area and on a consolidated basis. Additional information with respect to the one primary business is shown in the portions of MacDermid's 1995 Annual Report to Shareholders, included in Exhibit 13 to this Form 10-K, and is incorporated by reference.

Item 1(c)  NARRATIVE DESCRIPTION OF BUSINESS

  (i) MacDermid produces and markets over 1,000 proprietary chemical compounds. The proprietary chemical compounds are used for the following purposes: cleaning, activating and polishing, mechanical plating, mechanical galvanizing, electro-plating and phosphatizing metal surfaces, stripping of metal and final coating of metal surfaces, filtering, anti-tarnishing and rust retarding and etching, imaging, deposition of metal and other chemical processes. Research in connection with proprietary products is conducted principally in the United States, with additional research facilities in Israel and Japan.

  In North America, MacDermid markets its entire line of products in the United States through more than 80 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. Throughout the United States, the Corporation maintains inventories at distribution points which typically are leased or rented. In Canada the Corporation both manufactures and markets certain of its products through MacDermid Chemicals, Inc.

  In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European sales are made from inventory stock through approximately 45 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain and Switzerland. MacDermid owns and operates manufacturing facilities in Spain and Great Britain. In addition, some of MacDermid's proprietary chemical products are manufactured by contract chemical compounders located in Belgium, Great Britain, Italy, Holland and Germany.

  In the Asia/Pacific area, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, Hong Kong, Japan, Korea,New Zealand, Singapore, and Taiwan, and sales are made through more than 30 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in China, Thailand, Malaysia and The Philippines directly or through distributors. MacDermid owns and operates manufacturing facilities in Australia and Taiwan and, in addition, certain proprietary chemical products are manufactured by a contract chemical compounder in Japan.

  In other foreign markets, MacDermid manufactures and sells certain of its proprietary chemicals through wholly owned subsidiaries in Israel through MacDermid Israel Limited, where the Corporation also conducts research, and in South Africa through a majority owned subsidiary, MacDermid S.A. (Pty.) Ltd. In South America and in certain countries in Europe and Asia, MacDermid products are manufactured and sold through licensees. Certain proprietary chemical products are also sold through distributors in many areas.

  Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed primarily in conjunction with and as an aid to the sale of proprietary chemicals.

  MacDermid's principal products fall into the three following classes:

   (A) Chemical compounds produced by MacDermid, most of which are the result of the Corporation's own research and development and, therefore, are referred to as proprietary products;

   (B)  Resale chemicals and supplies; and

   (C) Equipment, substantially all of which is manufactured by others and marketed by the Corporation.

  The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:

  Class of Products                1995      1994      1993

  Proprietary Chemicals             90%       87%       83%

  Resale Chemicals
    and Supplies                     7         9        11

  Equipment                          3         4         6


  (ii) MacDermid has not made a public announcement of, nor has information otherwise become public about, a new product or line of business requiring investment of a material amount of assets or which otherwise is material.

  (iii) MacDermid uses in excess of 700 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal 1995, there were no significant difficulties in obtaining raw materials essential to its business.

  (iv) During fiscal 1995, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 70 unexpired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by Registrant are important to its business and have varying remaining lives.

  Although certain of MacDermid's patents are increasingly more important to its business, it believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not more, important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks which it considers to be of value in identifying MacDermid and its products. MacDermid neither holds nor has granted any franchises or concessions.

  (v)  No material portion of MacDermid's business is seasonal.

  (vi) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.

  (vii) No major portion of MacDermid's business is dependent upon a single customer or a few customers the loss of whom would have a materially adverse effect on its business.

  (viii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for MacDermid's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.

  (ix) No material portion of MacDermid's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

  (x) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas.
Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. MacDermid maintains extensive supporting technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications enables it to compete successfully both locally and world-wide.

  (xi) MacDermid spent approximately $9,644,000, $6,687,000 and $5,796,000, during fiscal years 1995, 1994 and 1993, respectively, on research and development activities. Substantially all research and development activities were sponsored by the Corporation, the greater percentage of which related to the development of new products.

  (xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures of approximately $380,000 were made in fiscal 1995 and an estimated $960,000 will be spent for environmental control facilities in fiscal 1996. Though difficult to predict, future spending for this purpose is likely to average more than 10% of the capital budget.

  (xiii) MacDermid employed 828 and 741 full time, regular employees as of March 31, 1995 and 1994, respectively.

Item 1(d)  FOREIGN AND DOMESTIC OPERATIONS

MacDermid's 1995 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to the Corporation's geographic segments including operating information and the effect upon shareholder's equity of the translation of foreign currency financial statements.


Item 2  PROPERTIES

In the United States, MacDermid owns the following properties:

In Waterbury, Connecticut, a 51,700 square foot building, principally used for executive offices, marketing and corporate support, and a 62,000 square foot research and customer service facility, both of which are located on a 5.8 acre tract. In addition, a 180,000 square foot wood brick and concrete building complex is principally used for manufacturing and warehousing but also includes some offices and laboratories. The complex is located on a 7.2 acre tract. Directly across a street from this property, a 31 acre tract of land is held for possible future development.

In Ferndale, Michigan, a steel frame and steel sided building of 75,000 square feet consisting of factory, laboratory, warehouse and office facilities, located on a 6.25 acre tract.

In Blue Ash, Ohio, a steel and brick single story building of 16,350 square feet consisting of a warehouse and offices located on a 2.75 acre tract.

In New Hudson, Michigan, a steel and brick single story building of 15,000 square feet consisting of research laboratories and offices located on a 7 acre tract.

The Corporation also owns properties in Vernon, Connecticut, and Leominster, Massachusetts, which are being held for sale or lease but which could be used for manufacturing should the need arise.

Outside the United States, the Corporation owns additional properties as follows:

At Barcelona, Spain, 31,000 square feet of factory, warehouse, laboratory and office space.

At Telford, England, two brick, concrete and steel buildings, connected by a walkway, containing a total of 43,000 square feet of manufacturing, warehouse, laboratory and office space.

At Hsin Chu, Taiwan, Republic of China, two buildings of reinforced concrete totaling 30,000 square feet, located on a 1.8 acre tract, used for factory, warehouse and offices.

At Hong Kong, 31,000 square feet of office, laboratory and warehouse space in a concrete block building.

In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in Minnesota, Canada, Holland, Hong Kong, Israel, Japan, Singapore and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.


Item 3   Legal Proceedings

There are no pending legal proceedings to which the Corporation or its subsidiaries is a party which, in the opinion of Management, would materially affect the Corporation's consolidated financial position, results of operations or cash flow.

  The Corporation is subject to the usual reviews and inspections by environmental agencies of the various states in which the Corporation has facilities and the Corporation has entered into agreements and consent decrees at various times in connection with such reviews. On two occasions the Corporation also has been identified as a potentially responsible party ("PRP") by the U. S. Environmental Protection Agency in connection with its investigation of certain waste disposal sites.
In both such instances the Corporation's involvement has been de minimis (less than 0.3%). The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number and financial resources of other PRPs and estimates of the total costs of the site clean-up. Management believes that the recorded liabilities are reasonable estimates of probable liability and that future cash outlays are unlikely to be material to the future financial condition of the Corporation.


Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal 1995.

Item 4A  EXECUTIVE OFFICERS OF MACDERMID

The following is a list of the names, offices and ages (as of March 31, 1995) of all the executive officers of MacDermid, each of whom has been employed in his respective office(s) for more than five years, except as noted:

   Name                    Age  Office with Registrant

   Harold Leever           80   Chairman since 1977

   Daniel H. Leever        46   President and Chief Executive
                                Officer since August 1990,
                                previously and since April 1989
                                was Senior Vice President and
                                Chief Operating Officer.

   Charles T. Cobb         52   Vice President since November
                                1993.  Previously was Vice
                                President of The Shipley
                                Company since 1988.

   Terrence C. Copeland    47   Vice President since July 1991.
                                Previously was Managing
                                Director/European Operations
                                since June 1989.

   John L. Cordani (1)     32   Assistant Secretary since February
                                1995.  Previously was General
                                Counsel since May 1993.  From the
                                beginning of 1992, he was Manager
                                of Patents and Trademarks prior to
                                which he was a Research Chemist.

   David A. Erdman         52   Vice President since November
                                1993.  Previously, and since
                                1988, was Director of Quality
                                of the Electronics Group of
                                E.I. Dupont de Nemours, Inc.

   John J. Grunwald        65   Vice President/Research since
                                1981

   Peter E. Kukanskis      48   Vice President/Technical since
                                1986

   Gary B. Larson          55   Vice President/Research since
                                1981

   Michael A. Pfaff        51   Vice President/Industrial
                                Products since 1984

   Gerald F. Renner (1)    60   Corporate Secretary since 1986

   Charles D. Rice  (2)    53   Vice President since May 1990,
                                Chief Financial Officer since
                                July 1991 and Treasurer since
                                April 1993.

   Name                    Age  Office With Registrant

   Sharon J. Stone         46   Assistant Treasurer since
                                February 1995.  Previously, she
                                was for more than five years,
                                and continues to be, Manager
                                of General Accounting

Notes: 1. Mr. Cordani became Secretary upon Mr. Renner's retirement which was effective March 31, 1995.

        2.  Mr. Rice resigned effective April 15, 1995.



                              PART II


Item 5  MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 1995 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 6  SELECTED FINANCIAL DATA

The selected financial data (Five-Year Summary) is contained in MacDermid's 1995 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 1995 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 1995 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.


Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III


Item 10  DIRECTORS AND OFFICERS

The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 26, 1995 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.



Item 11  EXECUTIVE COMPENSATION

The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 26, 1995 is incorporated herein by reference thereto.


Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management contained in.MacDermid's Proxy Statement dated June 26, 1995 is incorporated herein by reference thereto.


Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY
           RELATIONSHIPS

The discussion of "Interest of Management and Others in Certain
Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 26, 1995 is incorporated herein by reference thereto.



                              PART IV


Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  (1)  Financial Statements

The consolidated financial statements and report thereon of KPMG Peat Marwick LLP, dated May 12, 1995 are contained in MacDermid's 1995 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.

           (2)  Financial Statement Schedules

The following supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.

  Schedule II - Valuation and Qualifying Accounts and Reserves

  Auditors' Report on Supporting Schedule

           (3)  Exhibits

An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.


           (1)  Form 11-K, MacDermid, Incorporated Employee
                Stock Ownership Plan; including Accountants'
                Consent to be added by amendment.

           (2)  Form 11-K, MacDermid, Incorporated Employees'
                Profit Sharing Plan; including Accountants.
                Consent to be added by amendment.

      (c)  Reports on Form 8-K

             MacDermid has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

      (d)  Schedules

             The schedules listed above are filed as part of this Annual Report on Form 10-K.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MACDERMID, INCORPORATED
                            (Registrant)

                       Dated:  June 27, 1995



By  /s/ Harold Leever               By  /s/ Daniel H. Leever
   Harold Leever                       Daniel H. Leever
   Director, Chairman                  Director, President and
                                       Chief Executive Officer



                    By /s/ Gregory M. Bolingbroke.
                      Gregory M. Bolingbroke
                      Controller and Principal
                      Accounting Officer







Harold Leever, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on June 27, 1995 as attorney-in-fact for the following directors of the Registrant:

      Donald G. Ogilvie              Walter F. Torrance, Jr.
      Thomas W. Smith                Robert F. Weltzien
                     Francis M. White



                     /s/ Harold Leever
                         Harold Leever


                                                           SCHEDULE II



                  MACDERMID, INCORPORATED AND SUBSIDIARIES
               Valuation and Qualifying Accounts and Reserves
                  Years ended March 31, 1995, 1994 and 1993


                     Balance at   Additions                  Balance
                     beginning    charged to   Deductions     at end
     Description     of period     earnings       <F1>       of period
     -----------     ----------   ----------   ----------    ---------

                                       1995
                                       ----
   Allowance for
     doubtful
     receivables     $2,317,000      664,000      122,000    2,859,000
                     ==========    =========    =========    =========


                                       1994
                                       ----
   Allowance for
     doubtful
     receivables     $2,660,000    1,792,000    2,135,000    2,317,000
                     ==========    =========    =========    =========


                                       1993
                                       ----
   Allowance for
     doubtful
     receivables     $1,894,000    1,797,000    1,031,000    2,660,000
                     ==========    =========    =========    =========


<F1> Bad debts charged off less recoveries.


                REPORT OF INDEPENDENT AUDITORS




KPMG Peat Marwick LLP (Logo)
Certified Public Accountants

CityPlace II
Hartford, CT 06103-4103


                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MacDermid, Incorporated:

Under date of May 12, 1995, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended March 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP



May 12, 1995

                           EXHIBIT INDEX

                    1995 FORM 10-K ANNUAL REPORT

Exhibit
  No.

 3.1   Restated Certificate of Incorporation, MacDermid,   By reference
       Incorporated, dated November 19, 1984. Exhibit 19 to September 30, 1991 Form 10-Q Quarterly Report is incorporated by reference herein.

 3.2   By-Laws, amended as of November, 1984. Exhibit 3b   By reference
       to 1985 Form 10-K Annual Report is incorporated by reference herein.

 4.1   Amended and Restated Credit Agreement, dated as of    Attached
       October 6, 1994, among MacDermid, Incorporated, the
       Banks signatory thereto and Chase Manhattan Bank,
       N.A., as Agent.

 4.2   First Amendment to Amended and Restated Credit        Attached
       Agreement, dated as of April 6, 1995, among MacDermid, Incorporated, the banks signatory thereto and Chase Manhattan Bank, N.A., as Agent

10.1   MacDermid, Incorporated Special Stock Purchase      By reference
       Plan, amended as of November 1, 1992. Exhibit 10 to 1993 Form 10-K Annual Report is incorporated by reference herein.

10.2   MacDermid, Incorporated 1995 Equity Incentive Plan    Attached

13     Portions of MacDermid's 1995 Annual Report to         Attached
       Stockholders as required by Item 8

21     Subsidiaries of MacDermid, Incorporated               Attached

23     Independent Auditors' Consent                         Attached

24     Power of Attorney                                     Attached

27     Financial Data Schedule                               Attached