Form 10-K/A
period 1995-03-31
MACDERMID INC
filed 1995-07-28
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C., 20549-1004
                           FORM 10-K/A
                         Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1995.
                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to               .

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

  The aggregate market value of the voting stock held by nonafiliates of the Registrant as of May 31, 1995 (based on the closing price on such date as reported on Nasdaq Stock Market) was $68,668,000.

  The number of shares of Registrant''s Common Stock outstanding as of May 31, 1995 was 2,767,533 shares.

              DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Corporation's 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 26, 1995 to the Corporation's stockholders in connection with the annual meeting scheduled for July 20, 1995 is incorporated herein by reference into Part III hereof.

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

      (b)  Reports on Form 8-K

MacDermid has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

      (c)  Schedules

The schedules listed above are filed as part of this Annual Report on Form 10-K.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MACDERMID, INCORPORATED
                                                 (Registrant)

Dated:  July 28, 1995





                                            By  /s/ John L. Cordani
                                                John L. Cordani
                                                Corporate Secretary