Form 10-Q
period 1995-06-30
MACDERMID INC
filed 1995-08-14
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    June 30, 1995

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

Common Stock, no par value - 2,778,533 shares as of August 1, 1995.

                                   INDEX

PART I  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      June 30, 1995 and March 31, 1995                             3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings -  Three Months Ended
      June 30, 1995 and 1995                                       5-6

    Consolidated Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1995 and 1994                     7

    Notes to Consolidated Condensed Financial Statements            8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-10


PART II  OTHER INFORMATION

  Item 5.  Other Information                                       11

  Signatures                                                       12

                                                                 -3-

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollar amounts in thousands of dollars)
                                                  June 30,     March 31,
                                                    1995         1995
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
ASSETS
Current Assets:
    Cash and Cash Equivalents	                    $  3,869     $  7,630
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Accounts of $3,327 and $2,859)                51,166       45,559
    Inventories
      Finished Goods                                16,571       16,074
      Raw Materials                                  8,962        6,727
                                                  --------     --------
                                                    25,533       22,801
    Prepaid Expenses                                 3,159        2,052
    Deferred Income Tax Asset                        3,155        3,155
                                                  --------     --------
        Total Current Assets                        86,882       81,197

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $36,954 and $35,721)              27,324       27,035

Other Assets                                        14,151       15,073
                                                  --------     --------
        Total Assets                              $128,357     $123,305
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                  June 30,    March 31,
                                                    1995        1995
                                                -----------   ---------
                                                (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  6,734     $  4,720
  Current Installments of Long-term Obligations      4,389        4,413
  Accounts and Dividends Payable                    19,526       18,475
  Accrued Expenses                                  11,877       13,347
  Income Taxes                                       6,321        5,531
                                                  --------     --------
      Total Current Liabilities                     48,847       46,486

Long-term Debt and Capital Lease
    Obligations (note 5)                            17,146       18,229
Accrued Postretirement Benefits                      3,884        3,899
Deferred Income Taxes                                  962          960
Minority Interest in Subsidiaries                       78           77

Shareholders' Equity
  Common Stock Without Par Value                     4,177        4,136
  Additional Paid-In Capital                         2,373        1,676
  Retained Earnings                                 86,537       84,043
  Equity Adjustment From Foreign Currency
    Translation                                      2,316        1,551
  Less Cost of 1,398,547 and 1,393,547 Common
    Shares in Treasury                             (37,963)     (37,752)
                                                  --------     --------
      Total Shareholders' Equity                    57,440       53,654
                                                  --------     --------
                                                  $128,357     $123,305
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
             (Amounts in Thousands Except Per Share Amounts)
                                        Three Months Ended
                                             June 30,
                                        ------------------
                                         1995       1994
                                         ----       ----
Net Sales                              $48,966   $42,587

Costs and expenses
  Cost of Sales                         23,762    21,325
  Selling, technical and
    administrative expenses             18,961    16,587
  Interest income                          (55)      (39)
  Interest expense                         510       250
  Foreign exchange                          (4)      (26)
  Other (income) expense - net             941      (351)
                                       -------   -------
                                        44,115    37,746
                                       -------   -------
    Earnings before income taxes
     and cumulative effect of
     accounting change                   4,851     4,841
Income taxes                             1,941     1,670
                                       -------   -------
    Earnings before cumulative
     effect of accounting changes        2,910     3,171

Cumulative effect of accounting
 changes                                   -        (372)
                                       -------   -------
    Net earnings                       $ 2,910   $ 2,799
Retained earnings, beginning of
 period                                 84,043    75,039
Cash dividends declared                   (416)     (536)
                                       -------   -------
Retained earnings, end of period       $86,537   $77,302
                                       =======   =======
Weighted average shares
  Outstanding (note 3):
   Primary                           2,900,395 3,572,041
                                     ========= =========
   Fully Diluted                     2,904,914 3,572,041
                                     ========= =========

See accompanying notes to consolidated condensed financial statements.

                                                                -6-

                   EARNINGS AND CASH DIVIDENDS PER SHARE

                                        Three Months Ended
                                             June 30
                                        ------------------
                                         1995       1994
                                         ----       ----
Net earnings per share - Primary
  and Fully Diluted
    Before cumulative effect of
     accounting changes                 $1.00      $0.89
    Cumulative effect of accounting
     changes                                -      (0.11)
                                        -----      -----
                                        $1.00      $0.78
                                        =====      =====


Cash dividends per share                $ .15      $ .15
                                        =====      =====

See accompanying notes to consolidated condensed financial statements.

                                                                 -7-

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                Three Months Ended
                                                       June 30,
                                                --------------------
                                                  1995         1994
                                                  ----         ----
Net cash flows from operating activities        $ 1,012      $ 1,983

Cash flows from investing activities:
  Capital expenditures                             (727)      (1,178)
  Proceeds from disposition of fixed assets         104        2,541
  Acquisition of business                        (1,600)       9,092
  Other investments                                 -             23
                                                -------      -------
    Net cash flows used in investing activities  (2,223)      (7,706)
                                                -------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings               936        8,161
  Long-term and short-term repayments            (2,965)      (1,562)
  Acquisition of treasury stock                    (211)         -
  Dividends paid                                   (416)        (536)
                                                -------      -------
    Net cash flows used in financing activities  (2,656)       6,063

Effect of exchange rate changes on cash             106           79
                                                -------      -------
    Net increase (decrease) in cash and
     cash equivalents                            (3,761)         419

Cash and cash equivalents at beginning of year    7,630        6,484
                                                -------      -------
    Cash and cash equivalents at end of period  $ 3,869      $ 6,903
                                                =======      =======

Cash paid for interest                          $   844      $   270
                                                =======      =======

Cash paid for income taxes                      $ 1,523      $   776
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                                                -8-
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
     The March 31, 1995 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheet of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1995 Annual Report.

Note 2.  Trends of Results of Operations
     The results of operations for the three month periods ended
June 30, 1995 and 1994 are not necessarily indicative of trends or of the results to be expected for the full year.

Note 3.  Earnings Per Common Share
     The computation of primary earnings per share is based upon the weighted average number of outstanding shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. The fully diluted per share computations may also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Following is a discussion of the results of operations for the three months ended June 30, 1995 as compared to the same period in 1994 and the changes in financial condition during the three months then ended.

CONSOLIDATED OVERVIEW:

SALES

Net proprietary sales reported for the current quarter increased more than 18% from the same period last year reflecting continued strengthening of business conditions in European and the Asia/Pacific markets.

COSTS AND EXPENSES

Gross profits were up 19% because of the increased proprietary chemical sales and overhead efficiencies realized through integration of the business acquired from Allied-Kelite in May 1994. Selling, technical and administrative expenses increased by 14%, principally overseas to support sales growth and, in the United States, as a result of the integration of the Allied-Kelite business.

PROVISION FOR INCOME TAXES

The effective income tax rate was approximately 40% for the quarter ended June 30, 1995, up from about 35% for the same period in 1994, reflecting the effects of changes in taxable earnings among operating units which are taxable at differing rates. Additionally, a non taxable gain on sale of property in Hong Kong in last year's first quarter contributed to that period's lower rate.


GEOGRAPHIC SEGMENT RESULTS

NORTH AMERICA
Proprietary chemical product sales in the North America were up 5% in the June 1995 quarter over the same period in 1994. U.S. net earnings for the June 1995 quarter were improved from the same period in 1994 principally from the absence of acquisition expenses recognized in 1994.

                                                               -10-
EUROPE

In Europe, proprietary sales, as recorded in local currencies, increased in most countries as the European economy has continued to recover from the recent severe recession. In addition, successful market penetration with a newer product line for printed circuit board manufacture has pushed sales ahead. Total sales increased 30%. Improved margins were realized in this segment, helping to offset a 25% rise in direct expenses to support sales growth throughout the region. As a result, first quarter net earnings showed substantial improvement for the second consecutive year.

ASIA/PACIFIC

Proprietary chemical sales for the Far East group, overall, showed growth of 42% over the first quarter last year. Direct expenses were 22% higher in the June quarter this year, principallydue to increased selling costs. Reported net earnings are lower this year than the same period last due to the one-time non taxable benefit of profits realized on a property sale in fiscal year 1995.


FINANCIAL CONDITION

Operating activities during the June quarter 1995 resulted in a net inflow of cash amounting to $1 million. This, together with cash resources already on hand, was used to pay for capital improvements, dividends to sharelholders, a business asset acquisition and a net reduction in borrowings. Working capital at June 30, 1995 was $38 million as compared to $35 million at March 31, 1995.

Capital expenditures, $0.7 million dduring the June quarter, are likely to increase as the year progresses - in line with total planned expenditures of about $5 million for the fiscal year.

MacDermid has a long-term credit arrangement under which there is a remaining term loan balance of $17.8 million and which permits borrowings of up to $10 million under a three-year revolving credit facility. In addition, MacDermid has credit lines available which total approximately $38 million. Management believes these credit facilities are adequate to fund current operating needs and expected capital expenditures.

PART II.


OTHER INFORMATION


Item 5 - Other Information

On June 29, 1995, MacDermid completed the purchase of the remaining 50% share of Hollmuller America, Inc., formerly a joint venture for equipment manufacture with Hans Hollmuller Maschinenbau GmbH & Co. The former joint venture company, which was renamed, MacDermid Equipment, Inc. ("MEI"), is now a wholly-owned subsidiary of MacDermid. The accounts of MEI are included in the consolidated balance sheets as of June 30, 1995 and full results of operations will be included in consolidated results beginning July 1, 1995.


Item 6 - Exhibits and Reports on Form 8-K

None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  August 14, 1995                    Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date:  August 14, 1995                    Gregory M. Bolingbroke
                                          Gregory M. Bolingbroke
                                          Corporate Controller