Form 10-Q
period 1995-09-30
MACDERMID INC
filed 1995-11-13
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    September 30, 1995

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

Common Stock, no par value - 2,795,794 shares as of October 31, 1995.

                                   INDEX

PART I  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      September 30, 1995 and March 31, 1995                        3-4

    Consolidated Condensed Statements of Earnings and
      Retained Earnings -  Six Months and Three Months
      Ended September 30, 1995 and 1994                            5-6

    Consolidated Condensed Statements of Cash Flows -
      Six Months Ended September 30, 1995 and 1994                  7

    Notes to Consolidated Condensed Financial Statements            8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-11


PART II  Other Information

  Item 5.  Other Information                                       11

  Signatures                                                       12

                                                                 -3-

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                September 30,  March 31,
                                                    1995         1995
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
ASSETS
Current Assets:
    Cash and cash equivalents                     $  7,947     $  7,630
    Accounts and notes receivable
      (Net of allowance for doubtful
      receivables of $4,002 and $2,859)             50,965       45,559
    Inventories
      Finished goods                                15,494       16,074
      Raw materials                                  9,974        6,727
                                                  --------     --------
                                                    25,468       22,801
    Prepaid expenses                                 3,057        2,052
    Deferred income taxes                            3,152        3,155
                                                  --------     --------
        Total Current Assets                        90,589       81,197

Property, plant and equipment (Net of
  accumulated depreciation and amortization
  of $37,469 and $35,721)                           26,849       27,035

Other assets                                        12,728       15,073
                                                  --------     --------
                                                  $130,166     $123,305
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                               September 30,  March 31,
                                                    1995        1995
                                                -----------   ---------
                                                (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                   $  4,410     $  4,720
  Current installments of long-term obligations      4,370        4,413
  Accounts and dividends payable                    18,827       18,475
  Accrued expenses                                  12,854       13,347
  Income taxes                                       5,190        5,531
                                                  --------     --------
      Total current liabilities                     45,651       46,486

Long-term obligations                               19,320       18,229
Accrued postretirement and postemployment
    benefits                                         3,922        3,899
Deferred income taxes                                  942          960
Minority interest in subsidiary                         81           77

Shareholders' Equity
  Common stock, stated value $1 per share            4,194        4,136
  Additional paid-in capital                         3,171        1,676
  Retained earnings                                 89,232       84,043
  Equity adjustment from foreign currency
    translation                                      1,616        1,551
  Less cost of 1,398,547 and 1,393,547 common
    shares in treasury                             (37,963)     (37,752)
                                                  --------     --------
      Total shareholders' equity                    60,250       53,654
                                                  --------     --------
                                                  $130,166     $123,305
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                       Six Months Ended     Three Months Ended
                                        September 30,          September 30,
                                      -----------------     ------------------
                                       1995       1994        1995       1994
                                       ----       ----        ----       ----
Net Sales                            $102,325   $89,085     $53,359    $46,498

Costs and expenses
  Cost of Sales                        51,089    46,044      27,327     24,719
  Selling, technical and
    administrative expenses            38,434    32,724      19,472     16,137
  Interest income                        (158)      (60)       (102)       (21)
  Interest expense                      1,122       760         612        510
  Foreign exchange                        (62)      (38)        (57)       (12)
  Other expense - net                   1,859       533         917        885
                                     --------   -------     -------    -------
                                       92,284    79,963      48,169     42,218
                                     --------   -------     -------    -------
    Earnings before income taxes
     and cumulative effect of
     accounting change                 10,041     9,122       5,190      4,280
Income taxes                            4,017     3,284       2,076      1,613
                                     --------   -------     -------    -------
    Earnings before cumulative
     effect of accounting change        6,024     5,838       3,114      2,667

Cumulative effect of accounting
 change                                   -        (372)        -          -
                                     --------   -------     -------    -------
    Net earnings                        6,024     5,466       3,114      2,667
Retained earnings, beginning of
 period                                84,043    75,039      86,537     77,302
Cash dividends declared                  (835)     (946)       (420)      (410)
                                     --------   -------     -------    -------
Retained earnings, end of period     $ 89,232   $79,559     $89,231    $79,559
                                     ========   =======     =======    =======
Weighted average shares
  Outstanding (note 3):
   Primary                          2,915,147 3,401,705   2,924,260  3,150,302
                                    ========= =========   =========  =========
   Fully diluted                    2,919,487 3,429,830   2,926,343  3,163,473
                                   ========== =========   =========  =========

See accompanying notes to consolidated condensed financial statements.


                   EARNINGS AND CASH DIVIDENDS PER SHARE

                                       Six Months Ended     Three Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                       1995       1994       1995       1994
                                       ----       ----       ----       ----
Net earnings per share (note 3)
   Primary:
     Before cumulative effect of
      accounting change                $2.07      $1.72     $1.07      $0.85
     Cumulative effect of accounting
      change                             -        (0.11)      -          -
                                       -----      -----     -----      -----
        Net earnings per share         $2.07      $1.61     $1.07      $0.85
                                       =====      =====     =====      =====

   Fully diluted:
     Before cumulative effect of
      accounting change                $2.06      $1.70     $1.06      $0.84
     Cumulative effect of acounting
      change                             -        (0.11)      -          -
                                       -----      -----     -----      -----
        Net earnings per share         $2.06      $1.59     $1.06      $0.84
                                       =====      =====     =====      =====

Cash dividends per share               $0.30      $0.30     $0.15      $0.15
                                       =====      =====     =====      ======

See accompanying notes to consolidated condensed financial statements.

                                                                 -7-

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Six Months Ended
                                                   September 30,
                                                --------------------
                                                  1995         1994
                                                  ----         ----
Net cash flows from operating activities        $ 2,890      $ 6,335

Cash flows from investing activities:
  Capital expenditures                           (1,606)      (1,817)
  Proceeds from disposition of fixed assets         219        3,243
  Acquisition of business                        (1,600)      (9,141)
  Other investments                                 -            (64)
                                                -------      -------
    Net cash flows used in investing activities  (2,987)      (7,779)
                                                -------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings             6,683       29,644
  Long-term and short-term repayments            (6,012)      (3,244)
  Exercise of Stock Options                         659          600
  Purchase of treasury shares                      (211)     (25,742)
  Dividends paid                                   (836)        (946)
                                                -------      -------
    Net cash flows from financing activities        283          312

Effect of exchange rate changes on cash and
  cash equivalents                                  131          168
                                                -------      -------
    Net increase (decrease) in cash and
     cash equivalents                               317         (964)

Cash and cash equivalents at beginning of year    7,630        6,484
                                                -------      -------
    Cash and cash equivalents at end of period  $ 7,947      $ 5,520
                                                =======      =======

Cash paid for interest                          $ 1,426      $   474
                                                =======      =======

Cash paid for income taxes                      $ 3,892      $ 2,453
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
     The March 31, 1995 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1995 Annual Report.

Note 2.  Trends of Results of Operations
     The results of operations for the three and six month periods ended September 30, 1995 and 1994 are not necessarily indicative of trends or of the results to be expected for the full year.

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

Note 4.  Reclassification
     Certain amounts in the 1994 Consolidated Condensed Statements of Cash Flows have been reclassified to conform with the 1995 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Following is a discussion that compares the results of operations for the three and six month periods which ended September 30, 1995 to the same periods in 1994 and the changes in financial condition during the six months then ended.

CONSOLIDATED OVERVIEW:

SALES

Net proprietary chemical sales for the current quarter increased 12% from the same period last year as business conditions continued to strengthen in Europe and in the Asia-Pacific markets and currency exchange rates moved favorably. Overall sales, which were 15% over the same quarter last year, benefited from additional equipment business domestically. For the six month period, total net sales also increased 15%.

COSTS AND EXPENSES

Gross profits are 19% over last year for both the three and six month periods. Gross profit, as a percentage of sales, is much improved, primarily a result of overhead efficiencies realized through integration of business acquired from Allied-Kelite last year and an improvement in the mix of products sold. Selling, technical and administrative expenses increased principally in support of the higher sales levels. Operating profits for the three and six month periods were 16% and 24%, respectively, over last year's corresponding periods.

PROVISION FOR INCOME TAXES

The effective income tax rate was approximately 40% for the current six months period, up from approximately 36% for the same period in 1994. This increase reflects the effects of changes in taxable earnings among operating units which are taxable at differing rates.

NET EARNINGS

Net earnings, before the cumulative effect of an accounting change in last year's first quarter, were 17% and 3%, respectively, over last year's corresponding three and six month periods. Last year's first quarter included a one-time nontaxable profit on the sale of property in Asia.


GEOGRAPHIC SEGMENT RESULTS

NORTH AMERICAN OPERATIONS
Overall sales increases during the current periods were related principally to a business acquisition during the first quarter of last fiscal year and to the inclusion in consolidated sales, during the second quarter this year, of the operating results of a wholly-owned equipment manufacturing subsidiary which formerly was a 50% owned joint venture. Despite increased direct expenses related to new business and performance incentives and sharply increased interest cost related to last year's stock tender offer, net earnings were above last year's levels.

EUROPEAN OPERATIONS

In Europe, proprietary sales, as recorded in local currencies, increased in most countries as the European economy has continued to recover from the recent severe recession. Currency rate adjustments also contributed to the total sales increase which was in excess of 28% for both the three and six month periods as compared to last year. Improved margins more than offset a 25% rise in direct expenses to support sales growth throughout the region. Despite acceleration of goodwill amortization relative to a 1992 acquisition, net earnings showed substantial improvement for the second consecutive year.

ASIA/PACIFIC

The Asia-Pacific markets produced overall sales growth of 14% and 24% for the second quarter and six months as compared to the like periods last year. Operating profits increased substantially for both the three and six month periods leading to a net earnings increase for the second quarter. Net earnings for the six month period are lower than last year because a one-time nontaxable profit from a property sale realized in the first quarter last year was not available this year.

FINANCIAL CONDITION

Operating activities during the six months ending September 30, 1995 resulted in a net inflow of cash amounting to $2.9 million. The cash generated was used to pay for capital improvements and dividends to shareholders. Modest additional borrowings were used to finance the purchase of a partner's interest in an equipment joint venture. Working capital at September 30, 1995 was $45 million as compared to $35 million at March 31, 1995.

Capital expenditures are expected to increase in line with total planned expenditures of about $5.0 million for the fiscal year.

MacDermid has a credit arrangement under which a long-term balance of $15.6 million remains outstanding at September 30, 1995 under a six-year term loan and which permits borrowings of up to $10 million under a three-year revolving credit facility. MacDermid's other credit facilities, which presently total approximately $38 million, together with the $10 million revolving credit facility, are adequate to fund current operating needs and expected capital expenditures.

On September 28, 1995, MacDermid signed a letter of intent to acquire the Electronics and Printing Division of Hercules, Incorporated for a purchase price of $100 million cash and $30 million in preferred stock, subject to completion of due diligence. The acquisition, which is expected to be completed by the end of the year, would add approximately $70 million annually to sales -- complementing and strengthening the Corporation's position in Imaging Systems. The transaction would require additional financing which Management is confident of obtaining at favorable terms. Following the purchase, the Division's operations are expected to remain at their present location in Delaware.



PART II.


OTHER INFORMATION


Item 5 - Other Information

On June 29, 1995, MacDermid acquired the remaining 50% share of its Hollmuller America joint venture for equipment manufacture from Hollmuller GmbH. The former joint venture company, which was renamed, MacDermid Equipment, Inc. ("MEI"), is now a wholly-owned subsidiary of MacDermid. The accounts of MEI were included in the consolidated balance sheets as of June 30, 1995 and results of operations have been included in consolidated results beginning July 1, 1995.


Item 6 - Exhibits and Reports on Form 8-K

None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  November 10, 1995                  Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date:  November 10, 1995                  Arthur J. LoVetere, Jr.
                                          Arthur J. LoVetere, Jr.
                                          Vice President and
                                          Chief Financial Officer



Date:  November 10, 1995                  Gregory M. Bolingbroke
                                          Gregory M. Bolingbroke
                                          Corporate Controller