Form 10-Q
period 1995-12-31
MACDERMID INC
filed 1996-02-13
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    December 31, 1995

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

Common Stock, no par value - 2,795,794 shares as of January 31, 1996.

                                   INDEX

PART I  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      December 31, 1995 and March 31, 1995                         3-4

    Consolidated Condensed Statements of Earnings and
      Retained Earnings -  Nine Months and Three Months
      Ended December 31, 1995 and 1994                             5-6

    Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended December 31, 1995 and 1994                  7

    Notes to Consolidated Condensed Financial Statements           8-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        10-11


PART II  Other Information                                          12

  Signatures                                                        13

                                                                 -3-

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                 December 31,  March 31,
                                                    1995         1995
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
ASSETS
Current Assets:
    Cash and cash equivalents                     $  7,775     $  7,630
    Accounts and notes receivable
      (Net of allowance for doubtful
      receivables of $4,358 and $2,859)             65,067       45,559
    Inventories
      Finished goods                                22,113       16,074
      Raw materials                                 17,180        6,727
                                                  --------     --------
                                                    39,293       22,801
    Prepaid expenses                                 2,564        2,052
    Deferred income taxes                            3,162        3,155
                                                  --------     --------
        Total Current Assets                       117,861       81,197

Property, plant and equipment (Net of
  accumulated depreciation and amortization
  of $38,350 and $35,721)                           41,773       27,035

Goodwill, net                                       93,361        4,541
Other assets                                        12,623       10,532
                                                  --------     --------
                                                  $265,618     $123,305
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                December 31,  March 31,
                                                    1995        1995
                                                -----------   ---------
                                                (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                   $ 38,156     $  4,720
  Current installments of long-term obligations        190        4,413
  Accounts and dividends payable                    21,256       18,475
  Accrued expenses                                  17,873       13,347
  Income taxes                                       5,208        5,531
                                                  --------     --------
      Total current liabilities                     82,683       46,486

Long-term obligations                               85,346       18,229
Accrued postretirement and postemployment
    benefits                                         3,959        3,899
Deferred income taxes                                  899          960
Minority interest in subsidiary                         86           77
Preferred stock - 6% redeemable Series A (no par)   30,150          -

Shareholders' Equity
  Common stock, stated value $1 per share            4,194        4,136
  Additional paid-in capital                         3,214        1,676
  Retained earnings                                 91,901       84,043
  Equity adjustment from foreign currency
    translation                                      1,149        1,551
  Less cost of 1,398,547 and 1,393,547 common
    shares in treasury                             (37,963)     (37,752)
                                                  --------     --------
      Total shareholders' equity                    62,495       53,654
                                                  --------     --------
                                                  $265,618     $123,305
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                      Nine Months Ended     Three Months Ended
                                         December 31,           December 31,
                                      -----------------     ------------------
                                       1995       1994        1995       1994
                                       ----       ----        ----       ----
Net Sales                            $160,604   $133,632     $58,279    $44,547

Costs and expenses
  Cost of Sales                        81,145     68,907      30,056     22,863
  Selling, technical and
    administrative expenses            58,814     49,065      20,380     16,341
  Interest income                        (268)       (96)       (111)       (35)
  Interest expense                      2,265      1,408       1,143        648
  Other expense - net                   3,211        612       1,414        116
                                     --------   --------     -------    -------
                                      145,167    119,896      52,882     39,933
                                     --------   --------     -------    -------
    Earnings before income taxes
     and cumulative effect of
     accounting change                 15,437     13,736       5,397      4,614
Income taxes                            6,175      5,261       2,159      1,977
                                     --------   --------     -------    -------
    Earnings before cumulative
     effect of accounting change        9,262      8,475       3,238      2,637

Cumulative effect of accounting
 change                                   -         (372)        -          -
                                     --------   --------     -------    -------
    Net earnings                        9,262      8,103       3,238      2,637
Preferred dividends                      (150)       -          (150)       -
                                     --------   --------     -------    -------
    Net earnings-available for
     common shareholders                9,112      8,103       3,088      2,637
Retained earnings, beginning of
 period                                84,043     75,039      89,232     79,559
Cash dividends declared                (1,254)    (1,354)       (419)      (408)
                                     --------   --------     -------    -------
Retained earnings, end of period     $ 91,901   $ 81,788     $91,901    $81,788
                                     ========   ========     =======    =======
Average common shares Outstanding:
   Primary                          2,918,759  3,222,625   2,932,139  2,876,569
                                    =========  =========   =========  =========
   Fully diluted                    2,932,875  3,242,283   2,938,765  2,875,603
                                   ==========  =========   =========  =========

See accompanying notes to consolidated condensed financial statements.


                   EARNINGS AND CASH DIVIDENDS PER SHARE

                                      Nine Months Ended     Three Months Ended
                                         December 31,          December 31,
                                      ------------------    ------------------
                                       1995       1994       1995       1994
                                       ----       ----       ----       ----
Net earnings per common share
   Primary:
     Before cumulative effect of
      accounting change                $3.12      $2.63     $1.05      $0.92
     Cumulative effect of accounting
      change                             -        (0.12)      -          -
                                       -----      -----     -----      -----
                                       $3.12      $2.51     $1.05      $0.92
                                       =====      =====     =====      =====

   Fully diluted:
     Before cumulative effect of
      accounting change                $3.11      $2.62     $1.05      $0.92
     Cumulative effect of acounting
      change                             -        (0.12)      -          -
                                       -----      -----     -----      -----
                                       $3.11      $2.50     $1.05      $0.92
                                       =====      =====     =====      =====

Cash dividends per common share        $0.45      $0.45     $0.15      $0.15
                                       =====      =====     =====      =====

See accompanying notes to consolidated condensed financial statements.

                                                                 -7-

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Nine Months Ended
                                                     December 31,
                                                --------------------
                                                  1995         1994
                                                  ----         ----
Net cash flows from operating activities        $  8,636      $13,193

Cash flows from investing activities:
  Capital expenditures                            (2,861)      (2,725)
  Proceeds from disposition of fixed assets          250        3,285
  Acquisition of business                       (131,600)      (9,141)
  Other investments                                  -            671
                                                --------      -------
    Net cash flows used in investing activities (134,211)      (7,910)
                                                --------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings            135,813       25,452
  Long-term and short-term repayments             (9,274)      (4,989)
  Exercise of Stock Options                          659          600
  Purchase of treasury shares                       (211)     (26,152)
  Dividends paid                                  (1,255)      (1,543)
                                                --------      -------
    Net cash flows from financing activities     125,732       (6,632)

Effect of exchange rate changes on cash and
  cash equivalents                                   (12)         126
                                                --------      -------
    Net increase (decrease) in cash and
     cash equivalents                                145       (1,223)

Cash and cash equivalents at beginning of year     7,630        6,484
                                                --------      -------
    Cash and cash equivalents at end of period  $  7,775      $ 5,261
                                                ========      =======

Cash paid for interest                          $  1,839      $   928
                                                ========      =======

Cash paid for income taxes                      $  5,295      $ 3,730
                                                ========      =======

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

Note 2.  Trends of Results of Operations
     The results of operations for the three and nine month periods ended December 31, 1995 and 1994 are not necessarily indicative of trends or of the results to be expected for the full year.

Note 3.  Acquisition
     There is activity for one month included in the results of operations for the three and nine month periods ended December 31, 1995 from MacDermid Imaging Technology, Inc. ("MIT"). Those amounts are not material to the figures presented in the Consolidated Condensed Statements of Earnings and Retained Earnings. The related Condensed Consolidated Balance Sheet displays increased assets and liabilities, primarily a result of the amounts for MIT. MIT was formed for the purpose of acquiring the assets, subject to certain liabilities, of the Electronics and Printing Division of Hercules Incorporated. The purchase price of $130 million was paid at closing. A further $15 million is contingently payable in fiscal year 2004 in the event that the consolidated cumulative earnings, before interest, taxes on earnings, depreciation, and amortization, exceed $250 million for the first four full fiscal years following December 5, 1995. The amounts recorded for the assets and liabilities acquired, using the purchase method of accounting, are subject to adjustment whenever final evaluations are completed. Any such adjustments are not expected to be material.

Note 4.  Earnings Per Common Share
     The computation of primary earnings per common share is based upon the weighted average number of outstanding common shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. The fully diluted per share computations may also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Earnings per common share are calculated based upon net earnings available for common shareholders after deduction for preferred dividends.

Note 5.  Long-term Obligations
     Long-term obligations consist principally of a seven year term loan from a bank in the principal amount of $85 million. The term loan bears interest at a variable rate based on a ratio of the Corporation's debt to earnings before certain expenses and which falls within a range of 0.5% to 1.25% above the December 5, 1995 London interbank market rate (LIBOR) which was 5.63%. At December 31, 1995 the effective interest rate was 6.63%. Under the term loan, the most restrictive covenants provide that: earnings before interest and taxes as a ratio of interest must be greater than 2.5 to 1; consolidated net worth and the preferred stock must be at least $80 million; and the total debt must not exceed 200% of net worth and the preferred stock. Commitment fees are variable, ranging from 18.75 to 37.5 basis points.

The term loan principal is to be paid in quarterly installments over a seven year period beginning March 31, 1996. Annual repayments by fiscal year are as follows:
          1996          $ 1,518,000
          1997            6,071,000
          1998            7,589,000
          1999           12,143,000
          2000           12,143,000
          Thereafter     45,536,000
                        -----------
          Total         $85,000,000
                        ===========

Further details are in the Credit Agreement which has been filed with the Corporation's Form 8-K filed on December 20, 1995.

Note 6.  Redeemable Preferred Stock
     30,000 shares of unregistered 6% redeemable Series A preferred stock were issued on December 5, 1995 by MacDermid Imaging Technology, Inc., a wholly-owned subsidiary of MacDermid, to Hercules Incorporated in part payment for the purchase of its Electronics and Printing Division. Dividends in kind are payable on March 31 each year by the issuance of Series A preferred stock at the rate of one share per $1,000 of dividends. Transfer of the preferred stock is restricted for a period of ten years and Hercules Incorporated has the right, under certain conditions, to appoint one person to be a director of MacDermid, Incorporated. Cumulative payments for redemption of preferred stock and dividends paid in kind are to be paid out of cumulative net earnings which accrue beginning with the December 1, 1995 effective date and continuing through the payment dates, as follows:
          March 31, 2000          $12,877,000
          March 31, 2001           13,650,000
          March 31, 2002           14,469,000
                                  -----------
                                  $40,996,000
                                  ===========

Cumulative redemption payments may not exceed 50% of the cumulative net earnings through the payment date. Any preferred stock or dividends not so redeemed because of this limitation will be redeemed in the year(s) following 2002. The preferred stock may be redeemed earlier at the option of MacDermid. In the event that MacDermid is in default of its obligations with respect to the preferred dividend or redemption, it may not pay a dividend on its common stock.

Note 7.  Reclassification
     Certain amounts in the 1994 Consolidated Condensed Balance Sheets, Statements of Earnings and Retained Earnings and Statements of Cash Flows have been reclassified to conform with the 1995 presentation.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and nine month periods which ended December 31, 1995 to the same periods in 1994 and provides information with respect to changes in financial condition during the nine months then ended.

SALES

Net proprietary chemical sales for the current quarter increased 27% from the same period last year as business conditions continued to strengthen in European and Asian Pacific markets. Overall sales, are up 31% over the same quarter last year, substantially a result of inclusion of a new equipment manufacturing subsidiary, which was formerly a 50% owned joint venture, and from newly acquired imaging business as of December 1, 1995.

For the nine month period, net proprietary chemical sales increased 19%, while overall sales are up 20% over the same period last year.

COSTS AND EXPENSES

Gross profits are up 30% and 23% for the quarter and nine months as compared to the like periods last year despite the recognition of temporarily higher costs of sales in connection with inventories included in the acquired business. Improved sales and margins overseas, as well as additional business from the new subsidiaries, contributed to the growth. Gross profit, as a percentage of sales, is improved as proprietary sales growth more than offset additional lower margin equipment sales.

Selling, technical and administrative expenses increased because of the new business and for performance incentives. Operating profits overseas increased substantially due to increased sales, improved margins and expenses, which increased at a lesser rate to support increased business, in both the three and nine month periods.

PROVISION FOR INCOME TAXES

The effective income tax rate was approximately 40% for the current nine month period, up from approximately 38% for the same period in 1994. This increase reflects the effects of changes in taxable earnings among operating units which are taxable at differing rates.

NET EARNINGS

Net earnings, before the cumulative effect of an accounting change in the first quarter of last year, increased 17% for the three month period and 8% for the nine month period, as compared to the same periods last year, despite the cumulative effects of: a one-time non-taxable profit on a property sale recorded in the first quarter of last year; acceleration of certain goodwill amortization this year; and an increase in interest expense related to the financing of last year's stock tender offer and this year's business acquisition.

FINANCIAL CONDITION

Operating activities during the nine months ending December 31, 1995 resulted in a net inflow of cash amounting to $8.6 million. The cash generated was primarily used for capital improvements, purchase of a modest number of the Corporation's shares and dividends to shareholders. The balance of cash generated from operations was used to pay down certain previously existing debt. The acquisition of the Electronics and Printing Division of Hercules Incorporated was financed by bank borrowings including $85 million of long-term debt and $15 million of revolving credit and the issuance of $30 million redeemable preferred stock. Additional borrowings of approximately $3 million were used to finance the purchase of a partner's interest in an equipment joint venture. Working Capital at December 31, 1995 was $35.2 million, roughly the same as the $34.7 million at March 31, 1995.

Capital expenditures increased in the third quarter to $2.9 million to date and are expected to be near $5 million for the fiscal year.

MacDermid has a credit arrangement under which a long-term balance of $85 million remains outstanding at December 31, 1995 under a seven-year term loan and which permits borrowings of up to $65 million under a five-year revolving credit facility. MacDermid's other credit facilities, which presently total approximately $38 million, together with the $65 million revolving credit facility and the Corporation's cash flows from operations, are adequate to fund working capital and expected capital expenditures.

OUTLOOK: ISSUES AND RISKS

This report and other Corporation reports and statements describe many of the positive factors affecting the Corporation's future business prospects. Investors should also be aware of factors which could have a negative impact on those prospects. These include political, economic or other conditions such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business; competitive products, advertising, promotional and pricing activity; the degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

PART II
OTHER INFORMATION

ITEM 2:  CHANGES IN THE RIGHTS OF SECURITY HOLDERS

Unregistered 6% redeemable Series A preferred stock was issued to Hercules Incorporated as described in Note 6 on page 9 of this report. In the event that MacDermid is in default of its obligations with respect to the preferred dividend or redemption, it may not pay a dividend on its common stock.

ITEM 5:  OTHER INFORMATION

5.1 On June 29, 1995, MacDermid acquired the remaining 50% share of its Hollmuller America joint venture for equipment manufacture from Hollmuller GmbH. The former joint venture company, which was renamed, MacDermid Equipment, Inc. ("MEI"), is now a wholly-owned subsidiary of MacDermid. The accounts of MEI were included in the consolidated balance sheets as of June 30, 1995 and results of operations have been included in consolidated results beginning July 1, 1995.

5.2 On December 5, 1995 MacDermid acquired the Electronics and Printing Division of Hercules Incorporated, forming a new subsidiary, MacDermid Imaging Technology ("MIT"). The accounts of MIT were included in the consolidated balance sheets as of December 31, 1995 and results of operations have been included in consolidated results beginning December 1, 1995.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

6.1 On December 20, 1995, MacDermid filed its Form 8-K to report the completion of acquisition of the Electronics and Printing Division of Hercules Incorporated. The Form 8-K is incorporated by reference herein.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  February 14, 1996                  Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date:  February 14, 1996                  Arthur J. LoVetere, Jr.
                                          Arthur J. LoVetere, Jr.
                                          Vice President and
                                          Chief Financial Officer



Date:  February 14, 1996                  Gregory M. Bolingbroke
                                          Gregory M. Bolingbroke
                                          Corporate Controller