Form 10-K
period 1996-03-31
MACDERMID INC
filed 1996-06-27
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C., 20549-1004
                          Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1996.
                                 OR
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 31, 1996 (based on the closing price on such date as reported on Nasdaq Stock Market) was $113,722,000.

  The number of shares of Registrant's Common Stock outstanding as of May 31, 1996 was 2,791,530 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Corporation's 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 26, 1996 to the Corporation's stockholders in connection with the annual meeting scheduled for July 25, 1996 are incorporated herein by reference into Part III hereof.

                               PART I

Item 1(a)  GENERAL DEVELOPMENT OF BUSINESS

Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, "MacDermid" or the "Corporation") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing and electronics industries. MacDermid offers a line of horizontal processing equipment used in the production of printed circuit boards and in chemical machining, through its wholly-owned subsidiary, MacDermid Equipment, Inc. MacDermid also markets chemical supplies and equipment produced by others.

  In December 1995, MacDermid acquired the assets, subject to certain liabilities of the Electronics and Printing Division of Hercules Incorporated, forming a new wholly-owned subsidiary, MacDermid Imaging Technology, Inc., for that purpose. The acquired business consists principally of the manufacture and sale of proprietary products including photoresists, used to imprint electrical pattern on circuit boards, and photopolymer printing, which reproduces quality graphics on package printing and in-store displays. The acquisition, accounted for as a purchase transaction, was financed through bank borrowings and the issuance of preferred stock.

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

  On August 1, 1994, MacDermid acquired, for approximately $26 million, 851,899 shares of its common stock (approximately 24% of the shares then outstanding) through a "Dutch Auction" self-tender offer. The self-tender was financed by bank borrowings.

  For a description of the Corporation's business, see Item 1(c) on the following page.

Item 1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

MacDermid has one primary industry segment which is the manufacture and sale of specialty chemicals used in finishing metals and non metallic surfaces and in the marketing of supplies and equipment related to the use of these chemicals.

  Item 1(c) of this Report provides information concerning MacDermid's classes of products and Item 1(d) of this report includes financial information concerning operations by geographic area and on a consolidated basis. Additional information with respect to the one primary business is shown in the portions of MacDermid's 1996 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.

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

  In North America, MacDermid markets its entire line of products in the United States through more than 100 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. The Corporation maintains inventories at distribution points throughout the United States which typically are leased or rented. In Canada the Corporation both manufactures and markets certain of its products through MacDermid Chemicals, Inc.

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

  In the Asia/Pacific area, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan, and sales are made through more than 30 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in China, Thailand, Malaysia and The Philippines directly or through distributors. MacDermid owns and operates manufacturing facilities in Australia and Taiwan.

  In certain other foreign markets, MacDermid manufactures and sells certain of its proprietary chemicals and conducts research through wholly or majority owned subsidiaries. In certain countries in South America, Europe and Asia, MacDermid products are sold through distributors or manufactured and sold through licensees.

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

  The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:

  Class of Products                1996      1995      1994

  Proprietary Chemicals             88%       90%       87%

  Resale Chemicals
    and Supplies                     6         7         9

  Equipment                          6         3         4


  (ii) MacDermid has not made a public announcement of, nor has information otherwise become public about, a new product or line of business requiring investment of a material amount of assets or which otherwise is material.

  (iii) MacDermid uses in excess of 700 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal 1996, there were no significant difficulties in obtaining raw materials essential to its business.

  (iv) During fiscal 1996, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 70 unexpired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by Registrant are important to its business and have varying remaining lives.

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

  (vii) No major portion of MacDermid's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.

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

  (xi) MacDermid spent approximately $10,042,000, $9,644,000 and $6,687,000 during fiscal years 1996, 1995 and 1994, respectively, on research and development activities. Substantially all research and development activities were sponsored by the Corporation, the greater percentage of which related to the development of new products.

  (xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures of approximately $4.3 million were made in fiscal 1996 and an estimated $1 million will be spent for environmental control facilities in fiscal 1997. Though difficult to predict, future spending for this purpose is likely to average more than 10% of the capital budget.

  (xiii) MacDermid employed 1,083 and 828 full time, regular employees as of March 31, 1996 and 1995, respectively.

Item 1(d)  FOREIGN AND DOMESTIC OPERATIONS

MacDermid's 1996 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to the Corporation's geographic segments including operating information and the effect upon shareholder's equity of the translation of foreign currency financial statements.


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

In Middletown, Delaware, a concrete and steel building of 97,000 square feet consisting of factory, laboratory, warehouse and office facilities located on a 10.97 acre tract.

In Wilmington, Delaware, a concrete and steel building of 26,520 square feet used principally as a technical and administrative services center located on a 3.8 acre tract. Also on this site is an 18,000 square foot concrete and steel building which may be used for manufacturing expansion.

In Ferndale, Michigan, a steel frame and steel sided building of 75,000 square feet consisting principally of factory, warehouse and office facilities, located on a 6.25 acre tract.

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

In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in Minnesota, Vermont, Canada, Holland, Hong Kong, Israel, Japan, Singapore and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.


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


Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal 1996.

Item 4A  EXECUTIVE OFFICERS OF MACDERMID

The following is a list of the names, offices and ages (as of March 31,
1996) of all the executive officers of MacDermid, each of whom has been employed in his respective office(s) for more than five years, except as noted:
   Name                    Age  Office with Registrant

   Harold Leever           81   Chairman since 1977

   Daniel H. Leever        47   President and Chief Executive Officer
                                since August 1990, previously and
                                since April 1989 was Senior Vice
                                President and Chief Operating Officer.

   Terrence C. Copeland *  48   Vice President since July 1991.
                                Previously was Managing Director of
                                European Operations since June 1989.

   John L. Cordani         33   Corporate Secretary since April 1995.
                                Previously was General Counsel since
                                May 1993.  From the beginning of 1992,
                                he was Manager of Patents and Trademarks prior to which he was a Research Chemist.

   David A. Erdman         53   Vice President since November 1993.
                                Previously, and since 1988, was Director of Quality of the Electronics Group of E.I. Dupont de Nemours, Inc.

   John J. Grunwald        66   Vice President/Research since 1981

   Peter E. Kukanskis      49   Vice President/Technical since 1986

   Gary B. Larson          56   Vice President/Research since 1981

   Arthur J. LoVetere, Jr. 32   Vice President and Chief Financial
                                Officer since 1995.  Previously,
                                was Director of European Operations
                                since 1993.  From February 1992, he
                                was Corporate Controller, prior to
                                which he was Manager of Accounting and
                                Management Information Systems.

   Michael A. Pfaff        52   Vice President/Industrial Products
                                since 1984

   Sharon J. Stone         46   Assistant Treasurer since February
                                1995.  Previously, she was for more
                                than five years, and continues to be,
                                Manager of General Accounting

   * Mr. Copeland resigned as Vice President effective April 15, 1996.

                              PART II

Item 5  MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 1996 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 6  SELECTED FINANCIAL DATA

The selected financial data (Five-Year Summary) is contained in MacDermid's 1996 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 1996 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 1996 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.


Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

Item 10  DIRECTORS AND OFFICERS

The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 24, 1996 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.


Item 11  EXECUTIVE COMPENSATION

The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 24, 1996 is incorporated herein by reference thereto.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management contained in.MacDermid's Proxy Statement dated June 24, 1996 is incorporated herein by reference thereto.


Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY
           RELATIONSHIPS

The discussion of "Interest of Management and Others in Certain
Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 24, 1996 is incorporated herein by reference thereto.



                              PART IV


Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  (1)  Financial Statements

The consolidated financial statements and report thereon of KPMG Peat Marwick LLP, dated May 22, 1996 are contained in MacDermid's 1996 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.

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

                       Dated:  June 24, 1996



By  /s/ Harold Leever               By  /s/ Daniel H. Leever
   Harold Leever                       Daniel H. Leever
   Director, Chairman                  Director, President and
                                       Chief Executive Officer



   By /s/ Arthur J. LoVetere, Jr.      By /s/ Gregory M. Bolingbroke.
     Arthur J. LoVetere, Jr.             Gregory M. Bolingbroke
     Vice President and                  Controller and Principal
     Chief Financial Officer               Accounting Officer







Harold Leever, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on June 24, 1996 as attorney-in-fact for the following directors of the Registrant:

      Donald G. Ogilvie              James C. Smith
                      Thomas W. Smith




                     /s/ Harold Leever
                         Harold Leever


                                                           SCHEDULE II



                  MACDERMID, INCORPORATED AND SUBSIDIARIES
               Valuation and Qualifying Accounts and Reserves
                  Years ended March 31, 1996, 1995 and 1994


                     Balance at    Additions                    Balance
                     beginning     charged to    Deductions     at end
     Description     of period      earnings        <F1>       of period
     -----------     ----------    ----------    ----------    ---------

                                       1996
                                       ----
   Allowance for
     doubtful
     receivables     $2,859,000    $1,793,000    $ (177,000)   $4,829,000
                     ==========    ==========    ==========    ==========


                                       1995
                                       ----
   Allowance for
     doubtful
     receivables     $2,317,000       664,000       122,000     2,859,000
                     ==========    ==========    ==========    ==========


                                       1994
                                       ----
   Allowance for
     doubtful
     receivables     $2,660,000     1,792,000     2,135,000     2,317,000
                     ==========    ==========    ==========    ==========




<F1> Bad debts charged off less recoveries and translation adjustments.


                REPORT OF INDEPENDENT AUDITORS




KPMG Peat Marwick LLP (Logo)
Certified Public Accountants

CityPlace II
Hartford, CT 06103-4103


                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MacDermid, Incorporated:

Under date of May 22, 1996, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         KPMG Peat Marwick LLP



May 22, 1996

                           EXHIBIT INDEX

                    1996 FORM 10-K ANNUAL REPORT

Exhibit
  No.

 3.1   Restated Certificate of Incorporation, MacDermid,   By reference
       Incorporated, dated November 19, 1984. Exhibit 19 to September 30, 1991 Form 10-Q Quarterly Report is incorporated by reference herein.

 3.2   By-Laws, amended as of November, 1984. Exhibit 3b   By reference
       to 1985 Form 10-K Annual Report is incorporated by reference herein.

 4.1   Credit Agreement, dated as of December 5, 1995,     By reference
       among MacDermid, Incorporated, the Banks signatory thereto and Chase Manhattan Bank, N.A., as Agent, is incorporated by reference herein.

10.1   MacDermid, Incorporated Special Stock Purchase      By reference
       Plan, amended as of November 1, 1992. Exhibit 10 to 1993 Form 10-K Annual Report is incorporated by reference herein.

10.2   MacDermid, Incorporated 1995 Equity Incentive Plan  By reference
       Exhibit 10.2 to 1995 Form 10-K Annual Report is
       Incorporated by reference herein.

13     Portions of MacDermid's 1996 Annual Report to         Attached
       Stockholders as required by Item 8

21     Subsidiaries of MacDermid, Incorporated               Attached

23     Independent Auditors' Consent                         Attached

24     Power of Attorney                                     Attached

27     Financial Data Schedule                               Attached