Form 10-Q
period 1996-06-30
MACDERMID INC
filed 1996-08-12
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    June 30, 1996

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

                                   Yes  [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value - 2,767,193 shares as of August 1, 1996.

                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      June 30 and March 31, 1996                                   3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings -  Three Months Ended
      June 30, 1996 and 1995                                        5

    Consolidated Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1996 and 1995                     6

    Notes to Consolidated Condensed Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8-9


PART II.  Other Information                                         9

  Signatures                                                       10

                                                                 -3-

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                  June 30,     March 31,
                                                    1996         1996
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  5,167     $  8,833
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $4,244 and $4,829)             63,357       64,410
    Inventories
      Finished Goods                                21,791       21,271
      Raw Materials                                 18,476       17,267
                                                  --------     --------
                                                    40,267       38,538
    Prepaid Expenses                                 4,614        2,911
    Deferred Income Tax Asset                        4,200        4,045
                                                  --------     --------
        Total Current Assets                       117,605      118,737

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $39,119 and $37,916)              41,040       41,316

Goodwill, net                                       79,358       80,398
Other Assets                                        23,782       24,305
                                                  --------     --------
        Total Assets                              $261,785     $264,756
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                  June 30,    March 31,
                                                    1996        1996
                                                -----------   ---------
                                                (Unaudited)   (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  9,032     $  5,219
  Current Installments of Long-term Obligations      6,626        7,065
  Accounts and Dividends Payable                    23,878       21,296
  Accrued Expenses                                  18,339       19,265
  Income Taxes                                       6,504        6,178
                                                  --------     --------
      Total Current Liabilities                     64,379       59,023

Long-term Obligations                               96,509      105,189
Accrued Postretirement and Postemployment Benefits   4,037        3,997
Deferred Income Taxes                                   89           45
Minority Interest in Subsidiaries                       84           85
Preferred Stock--6% Redeemable Series A (no par)    31,059       30,600

Shareholders' Equity
  Common Stock Stated Value $1 per Share             4,242        4,200
  Additional Paid-In Capital                         4,735        3,456
  Retained Earnings                                 99,620       95,564
  Equity Adjustment From Foreign Currency
    Translation                                        658        1,034
  Less Cost of 1,483,504 and 1,405,947 Common
    Shares in Treasury                             (43,627)     (38,437)
                                                  --------     --------
      Total Shareholders' Equity                    65,628       65,817
                                                  --------     --------
                                                  $261,785     $264,756
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                                  Three Months Ended
                                                       June 30,
                                                  ------------------
                                                   1996       1995
                                                   ----       ----
Net Sales                                        $72,655    $48,966

Costs and expenses
  Cost of Sales                                   36,315     23,529
  Selling, technical and
    administrative expenses                       25,817     19,690
  Interest income                                   (183)       (55)
  Interest expense                                 2,086        510
  Other expense - net                                404        441
                                                 -------    -------
                                                  64,439     44,115
                                                 -------    -------
    Earnings before income taxes                   8,216      4,851
Income taxes                                       3,287      1,941
                                                 -------    -------
    Net earnings                                   4,929      2,910
Preferred dividends                                 (459)       -
                                                 -------    -------
    Net earnings available for
      common shareholders                          4,470      2,910
Retained earnings, beginning of
 period                                           95,564     84,043
Cash dividends declared                             (414)      (416)
                                                 -------    -------
Retained earnings, end of period                 $99,620    $86,537
                                                 =======    =======
Weighted average common shares
  Outstanding (note 3):
   Primary                                     2,929,378  2,900,395
                                               =========  =========
   Fully diluted                               2,930,335  2,904,914
                                               =========  =========

Net earnings per common share -
  primary and fully diluted                        $1.53      $1.00
                                                   =====      =====
Cash dividends per common share                    $0.15      $0.15
                                                   =====      =====

See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                Three Months Ended
                                                       June 30,
                                                --------------------
                                                  1996         1995
                                                  ----         ----
Net cash flows from operating activities        $ 8,195      $   372

Cash flows from investing activities:
  Capital expenditures                           (1,592)        (727)
  Proceeds from disposition of fixed assets          37          104
  Acquisition of business                           -         (1,600)
                                                -------      -------
    Net cash flows used in investing activities  (1,555)      (2,223)
                                                -------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings             9,833          936
  Long-term and short-term repayments           (14,967)      (2,965)
  Exercise of stock options                         543          640
  Purchase of treasury shares                    (5,190)        (211)
  Dividends paid                                   (414)        (416)
                                                -------      -------
    Net cash flows used in financing activities (10,195)      (2,016)

Effect of exchange rate changes on cash            (111)         106
                                                -------      -------
    Net decrease in cash and cash equivalents    (3,666)      (3,761)

Cash and cash equivalents at beginning of year    8,833        7,630
                                                -------      -------
    Cash and cash equivalents at end of period  $ 5,167      $ 3,869
                                                =======      =======

Cash paid for interest                          $ 1,968      $   844
                                                =======      =======

Cash paid for income taxes                      $2,611       $ 1,523
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
     The March 31, 1996 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1996
Annual Report.

Note 2.  Trends of Results of Operations
     The results of operations for the three month periods ended
June 30, 1996 and 1995 are not necessarily indicative of trends or of the results to be expected for the full year.

Note 3.  Earnings Per Common Share
     The computation of primary earnings per common share is based upon the weighted average number of outstanding common shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. The fully diluted per common share computations may also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Earnings per common share are calculated based upon net earnings available for common shareholders after deduction for preferred dividends.

Note 4.  Reclassification
     Certain amounts in the 1995 Consolidated Condensed Balance Sheets, Statements of Earnings and Retained Earnings and Statements of Cash Flows have been reclassified to conform with 1996 presentation.

ITEM 2:

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three months ended June 30, 1996 to the same period in 1995 and provides information with respect to changes in financial condition during the three months then ended.

SALES

Total sales for the current quarter increased 48% from the same period last year, principally resulting from inclusion of imaging business which was acquired during the third quarter of fiscal year 1996. Also contributing to the increase were equipment sales and certain overseas markets.

COSTS AND EXPENSES

Gross profits were up 43%, substantially from additional business from new subsidiaries as well as sales growth overseas. Gross profit, as a percentage of sales, declined because the mix of products sold includes a higher proportion of lower margin equipment sales.

PROVISION FOR INCOME TAXES

The effective income tax rate was approximately 40% for both the quarter ended June 30, 1996 and the same period last year.

NET EARNINGS

Net earnings available to common shareholders for the three month period ending June 30, 1996 increased 54% over the same period last year despite increased interest expense and preferred dividends relating to the Imaging business recently acquired.


FINANCIAL CONDITION

Operating activities during the three months ending June 30, 1996 produced an inflow of cash amounting to $8.6 million. From this cash generated, $5.2 million was used for purchase of 77,557 of the Corporation's outstanding shares. Capital improvements were made, dividends to shareholders were paid, while debt was reduced $5.1 million using the balance of cash generated from operations together with a portion of cash already on hand. Working capital at June 30, 1996 was $53.2 million as compared to $59.7 million at March 31, 1996.

Capital expenditures, $1.6 million during the June quarter, are in line with total planned expenditures of about $7.5 million for the fiscal year.

MacDermid has a long-term credit arrangement under a seven-year term loan for which a long-term balance of $80.3 million remains outstanding at June 30, 1996 and which permits borrowings of up to $65 million under a five-year revolving credit facility. MacDermid's other credit facilities, which presently total approximately $40 million, together with the revolving credit facility and the Corporation's cash flows from operations, are adequate to fund working capital requirements and expected capital expenditures.

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


PART II.  OTHER INFORMATION

ITEM 2:  Changes in the Rights of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits and Reports on Form 8-K

None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  August 12, 1996                    Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date:  August 12, 1996                    Arthur J. LoVetere, Jr.
                                          Arthur J. LoVetere, Jr.
                                          Vice President and
                                          Chief Financial Officer



Date:  August 12, 1996                    Gregory M. Bolingbroke
                                          Gregory M. Bolingbroke
                                          Corporate Controller