Form 10-Q
period 1996-09-30
MACDERMID INC
filed 1996-11-14
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    September 30, 1996

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

Common Stock, no par value - 8,190,906 shares as of October 31, 1996.

                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      September 30, 1996  and March 31, 1996                       3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings -  Six Months and Three Months
      Ended September 30, 1996 and 1995                              5

    Consolidated Condensed Statements of Cash Flows -
      Six Months Ended September 30, 1996 and 1995                   6

    Notes to Consolidated Condensed Financial Statements           7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        9-11


PART II.  Other Information                                         12

  Signatures                                                        13

                                                                 -3-

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                               September 30,   March 31,
                                                    1996         1996
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  4,401     $  8,833
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $4,346 and $4,829)             63,699       64,410
    Inventories
      Finished Goods                                23,101       21,271
      Raw Materials                                 19,215       17,267
                                                  --------     --------
                                                    42,316       38,538
    Prepaid Expenses                                 3,731        2,911
    Deferred Income Tax Asset                        4,194        4,045
                                                  --------     --------
        Total Current Assets                       118,341      118,737

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $40,319 and $37,916)              41,135       41,316

Goodwill, net                                       78,475       80,398
Other Assets                                        22,747       24,305
                                                  --------     --------
        Total Assets                              $260,698     $264,756
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                              September 30,   March 31,
                                                   1996         1996
                                                -----------   ---------
                                                (Unaudited)   (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  6,837     $  5,219
  Current Installments of Long-term Obligations      6,923        7,065
  Accounts and Dividends Payable                    24,647       21,296
  Accrued Expenses                                  19,406       19,265
  Income Taxes                                       5,393        6,178
                                                  --------     --------
      Total Current Liabilities                     63,206       59,023

Long-term Obligations                               94,822      105,189
Accrued Postretirement and Postemployment Benefits   4,077        3,997
Deferred Income Taxes                                  133           45
Minority Interest in Subsidiaries                       86           85
Preferred Stock--6% Redeemable Series A (no par)    31,518       30,600

Shareholders' Equity
  Common Stock Stated Value $1 per Share            12,782        4,200
  Additional Paid-In Capital                             -        3,456
  Retained Earnings                                100,983       95,564
  Equity Adjustment From Foreign Currency
    Translation                                        470        1,034
  Less Cost of 4,612,350 and 4,217,841 Common
    Shares in Treasury                             (47,379)     (38,437)
                                                  --------     --------
      Total Shareholders' Equity                    66,856       65,817
                                                  --------     --------
                                                  $260,698     $264,756
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                 Six Months Ended         Three Months Ended
                                   September 30,            September 30,
                                 ----------------         ------------------
                                  1996        1995          1996      1995
                                  ----        ----          ----      ----
Net Sales                        $146,693    $102,325     $74,038    $53,359

Costs and expenses
  Cost of Sales                    73,782      50,654      37,342     27,105
  Selling, technical and
    administrative expenses        51,191      39,925      25,375     20,236
  Interest income                    (347)       (158)       (164)      (102)
  Interest expense                  3,978       1,122       1,891        612
  Other expense - net                 697         741         419        318
                                  -------     -------     -------    -------
                                  129,301      92,284      64,863     48,169
                                  -------     -------     -------    -------
    Earnings before income taxes   17,392      10,041       9,175      5,190
Income taxes                        6,957       4,017       3,669      2,076
                                  -------     -------     -------    -------
    Net earnings                   10,435       6,024       5,506      3,114
Preferred dividends                  (918)          -        (459)       -
                                  -------     -------     -------    -------
    Net earnings available for
      common shareholders           9,517       6,024       5,047      3,114
Retained earnings, beginning of
 period                            95,564      84,043      99,620     86,537
Transfer to Common Stock (note 2)  (3,276)          -      (3,276)         -
Cash dividends declared              (822)       (835)       (408)      (419)
                                  -------     -------    --------    -------
Retained earnings, end of period $100,983     $89,232    $100,983    $89,232
                                 ========     =======    ========    =======
Weighted average common shares
  Outstanding (note 3):
   Primary                      8,683,377   8,745,433   8,584,026  8,772,781
                                =========   =========   =========  =========
   Fully diluted                8,684,822   8,758,475   8,584,491  8,779,031
                                =========   =========   =========  =========
Net earnings per common share -
  primary and fully diluted         $1.10       $0.69       $0.59      $0.35
                                    =====       =====       =====      =====
Cash dividends per common share     $0.10       $0.10       $0.05      $0.05
                                    =====       =====       =====      =====

See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Six Months Ended
                                                    September 30,
                                                --------------------
                                                  1996         1995
                                                  ----         ----
Net cash flows from operating activities        $16,275      $ 2,890

Cash flows from investing activities:
  Capital expenditures                           (3,132)      (1,606)
  Proceeds from disposition of fixed assets         163          219
  Acquisition of business                           -         (1,600)
                                                -------      -------
    Net cash flows used in investing activities  (2,969)      (2,987)
                                                -------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings             6,989        6,683
  Long-term and short-term repayments           (15,721)      (6,012)
  Exercise of stock options                         844          659
  Purchase of treasury shares                    (8,942)        (211)
  Dividends paid                                   (822)        (836)
                                                -------      -------
    Net cash flows used in financing activities (17,652)         283

Effect of exchange rate changes on cash             (86)         131
                                                -------      -------
    Net decrease in cash and cash equivalents    (4,432)         317

Cash and cash equivalents at beginning of year    8,833        7,630
                                                -------      -------
    Cash and cash equivalents at end of period  $ 4,401      $ 7,947
                                                =======      =======

Cash paid for interest                          $ 3,807      $ 1,426
                                                =======      =======

Cash paid for income taxes                      $ 7,405      $ 3,892
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
     The March 31, 1996 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three and six month periods ended September 30, 1996 and 1995 are not necessarily indicative of trends or of the results to be expected for the full year. Certain amounts in the 1995 Consolidated Condensed Balance Sheets and Statements of Earnings and Retained Earnings have been reclassified to conform with the 1996 presentation. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1996 Annual Report.

Note 2.  Common Stock Split
     On October 21, 1996 the Board of Directors authorized a three-for-one stock split to be distributed on November 15, 1996 to common shareholders of record at the close of business on November 1, 1996. In the financial statements of this report all per share amounts, dividends per common share and number of common shares have been restated to give retroactive effect to the stock split reflecting the increased number of common shares outstanding. In addition, as of September 30, 1996 an amount equal to one dollar per common share, the stated value (which remained unchanged), has been transferred from additional paid-in capital and retained earnings to common stock with respect to the additional shares issued as a result of the stock split.

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

Note 4.  Long-Term Obligations
     On August 23, 1996 an amended and restated Credit Agreement was signed (See Exhibit 4 to this report). At September 30, 1996, long-term obligations consisted principally of a seven year term loan from a bank with a remaining principal of $80,446,000 and bearing interest at a variable rate based on a ratio of the Corporation's debt to earnings before certain expenses and which falls within a range of 0.375% to 1.0% above the London interbank market rate (LIBOR) which is 5.63%. At September 30, 1996 the effective interest rate was 6.13%. Under the term loan, the most restrictive covenants provide that: earnings before interest and taxes as a ratio of interest must be greater than 2.5 to 1; consolidated net worth and the preferred stock must be at least $88 million; and the total debt must not exceed 350% of net worth and the preferred stock. Commitment fees are variable, ranging from 12.5 to 25.0 basis points.

The seven year term loan principal is being paid in quarterly installments which began March 31, 1996. At September 30, 1996, remaining annual repayments by fiscal year are as follows:

               1997                   $ 3,036,000
               1998                     7,589,000
               1999                    12,143,000
               2000                    12,143,000
               2001                    13,661,000
               Thereafter              31,874,000
                                      -----------
               Total                  $80,446,000
                                      ===========


Note 5. Stock Repurchase Authorization
     On August 28, 1996 the Board of Directors authorized the Corporation to purchase up to 100,000 shares of its common stock.
Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various Corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

ITEM 2:

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and six months ended September 30, 1996 to the same period in 1995 and provides information with respect to changes in financial condition during the six months then ended.

SALES

Total sales for the current quarter increased 39% from the same period last year. The sales increase principally resulted from inclusion of the printing and imaging business which was acquired during the third quarter of fiscal year 1996. Sales increased 13% overseas, assisted by a 1% favorable movement in currency exchange rates despite soft economies in those markets. Net proprietary chemical sales for the current quarter increased over 40% from the same period last year.

For the six month period net proprietary chemical sales increased 40% while overall sales are up 43% over the same period last year.
Inclusion of an equipment subsidiary since the second quarter last year also contributed to increased sales.

COSTS AND EXPENSES

Gross profits are up 41% for the quarter and 42% for the six months as compared to the like periods last year. Growth was achieved with the additional business from the new printing and imaging subsidiary and enhanced by improved sales and margins overseas. Gross profit, as a percentage of sales, is similar to the like periods last year. Improvement from proprietary sales growth, primarily in Asian markets, more than offset additional lower margin equipment sales while overhead efficiencies realized from a 1994 acquisition were further enhanced by cost awareness programs.

Selling, technical and administrative expenses increased 25% for the quarter and are 28% higher for the six months period to support additional business of the new subsidiaries and for costs to pursue new markets overseas. Operating profits for the three and six month periods increased 88% and 85%, respectively, over last year's corresponding periods. The increased operating profit is a result of the increased sales coupled with a lesser increase in costs and expenses supporting new business and investment in growth strategies, in both the three and six month periods.

PROVISION FOR INCOME TAXES

The effective income tax rate was approximately 40% for both the current six month period and the same period in 1995. Changes in taxable earnings among operating units which are taxable at differing rates and resulting dividends repatriated had little effect upon tax rates.

NET EARNINGS

Net earnings available to common shareholders increased 62% for the three month period and 58% for the six month period as compared to the same periods last year despite increased interest expense and preferred dividends relating to the printing and imaging business acquired last December. A small favorable currency movements in the most recent quarter were negated by a similar level of unfavorable currency movement in the earlier quarter leaving no influence on the six month period.

FINANCIAL CONDITION

Operating activities during the six months ending September 30, 1996 resulted in a net inflow of cash amounting to $16.3 million. The cash generated was primarily used for purchases of 131,503 shares (equating to 394,509 shares after the three-for-one stock split) of the Corporation's shares. The balance of cash generated from operations, together with a portion of cash already on hand, was used for dividends to common shareholders, capital improvements and a net $8.7 million reduction of certain previously existing debt. Working Capital at September 30, 1996 was $55.1 million as compared to $59.7 million at March 31, 1996.

Capital expenditures were $3.1 million for the six months ended
September 30, 1996 and are in line with total planned expenditures of about $7.5 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has an outstanding balance of $80.4 million outstanding at September 30, 1996 and which permits borrowings of up to $65 million under a five-year revolving credit facility of which $20.9 million is outstanding at September 30, 1996. This long-term credit arrangement was amended on August 23, 1996 to include an additional $100 million acquisition credit facility. MacDermid's other credit facility, which presently total approximately $35 million, together with $65 million revolving credit facility and the Corporation's cash flows from operations, are adequate to fund working capital and expected capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 2:  Changes in the Rights of Security Holders

None.

ITEM 5:  Other Information

5.1 On October 1, 1996 the Corporation entered into an agreement to sell the common stock of its subsidiary in Israel to a retired former officer of MacDermid. The purchase price, partially payable over three years, is secured by a note payable and guaranty, with approximately 20% of the purchase price paid at closing. These financial statements for the six months ended September 30, 1996 include revenues of $1.1 million and net earnings of $0.1 million from the Israeli subsidiary. Total assets were approximately $0.9 million on September 30, 1996. The sales price was based on the current book value. Additionally, a license agreement was entered into under which royalties will be paid to the Corporation for a period of ten years commencing once the purchase price has been satisfied.

ITEM 6:  Exhibits and Reports on Form 8-K

6.1 On October 21, 1996, MacDermid filed its Form 8-K to report the three-for-one stock split approved by the Board of Directors for distribution on November 15, 1996 to shareholders of record as of November 1, 1996. The Form 8-K is incorporated by reference herein.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  November 12, 1996                  Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date:  November 12, 1996                  Arthur J. LoVetere, Jr.
                                          Arthur J. LoVetere, Jr.
                                          Vice President and
                                          Chief Financial Officer



Date:  November 12, 1996                  Gregory M. Bolingbroke
                                          Gregory M. Bolingbroke
                                          Corporate Controller