Form 10-Q
period 1996-12-31
MACDERMID INC
filed 1997-02-03
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    December 31, 1996

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

Common Stock, no par value - 8,190,153 shares as of January 31, 1997.

                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      December 31, 1996  and March 31, 1996                       3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings -  Nine Months and Three Months
      Ended December 31, 1996 and 1995                              5

    Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended December 31, 1996 and 1995                  6

    Notes to Consolidated Condensed Financial Statements          7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations       9-11


PART II.  Other Information                                        12

  Signatures                                                       13

                                                                 -3-

PART I. - FINANCIAL INFORMATION


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                               December 31,   March 31,
                                                    1996         1996
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  4,610     $  8,833
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $4,105 and $4,829)             64,237       64,410
    Inventories
      Finished Goods                                25,510       21,271
      Raw Materials                                 17,612       17,267
                                                  --------     --------
                                                    43,122       38,538
    Prepaid Expenses                                 3,198        2,911
    Deferred Income Tax Asset                        4,148        4,045
                                                  --------     --------
        Total Current Assets                       119,315      118,737

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $41,202 and $37,916)              41,216       41,316

Goodwill, net                                       77,572       80,398
Other Assets                                        24,020       24,305
                                                  --------     --------
        Total Assets                              $262,123     $264,756
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                              December 31,   March 31,
                                                   1996         1996
                                                -----------   ---------
                                                (Unaudited)   (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  5,738     $  5,219
  Current Installments of Long-term Obligations      6,867        7,065
  Accounts and Dividends Payable                    24,534       21,296
  Accrued Expenses                                  22,667       19,265
  Income Taxes                                       4,759        6,178
                                                  --------     --------
      Total Current Liabilities                     64,565       59,023

Long-term Obligations                               88,471      105,189
Accrued Postretirement and Postemployment Benefits   4,117        3,997
Deferred Income Taxes                                  178           45
Minority Interest in Subsidiaries                       87           85
Preferred Stock--6% Redeemable Series A (no par)    31,977       30,600

Shareholders' Equity
  Common Stock Stated Value $1 per Share            12,803        4,200
  Additional Paid-In Capital                           277        3,456
  Retained Earnings                                105,996       95,564
  Equity Adjustment From Foreign Currency
    Translation                                      1,059        1,034
  Less Cost of 4,613,186 and 4,217,841 Common
    Shares in Treasury (Note 2)                    (47,407)     (38,437)
                                                  --------     --------
      Total Shareholders' Equity                    72,728       65,817
                                                  --------     --------
                                                  $262,123     $264,756
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                 Nine Months Ended        Three Months Ended
                                   December 31,             December 31,
                                 ----------------         ------------------
                                  1996        1995          1996      1995
                                  ----        ----          ----      ----
Net Sales                        $221,060    $160,604     $74,367    $58,279

Costs and expenses
  Cost of Sales                   109,784      81,146      36,002     30,493
  Selling, technical and
    administrative expenses        77,011      60,491      25,820     20,566
  Interest income                    (492)       (268)       (145)      (111)
  Interest expense                  5,706       2,265       1,728      1,143
  Other expense - net (Note 3)      1,856       1,533       1,159        791
                                  -------     -------     -------    -------
                                  193,865     145,167      64,564     52,882
                                  -------     -------     -------    -------
    Earnings before income taxes   27,195      15,437       9,803      5,397
Income taxes                       10,878       6,175       3,921      2,159
                                  -------     -------     -------    -------
    Net earnings                   16,317       9,262       5,882      3,238
Preferred dividends                (1,377)       (150)       (459)      (150)
                                  -------     -------     -------    -------
    Net earnings available for
      common shareholders          14,940       9,112       5,423      3,088
Retained earnings, beginning of
 period                            95,564      84,043     100,983     89,232
Transfer to Common Stock (Note 4)  (3,276)          -           -          -
Cash dividends declared            (1,232)     (1,254)       (410)      (419)
                                  -------     -------    --------    -------
Retained earnings, end of period $105,996     $91,901    $105,996    $91,901
                                 ========     =======    ========    =======
Weighted average common shares
  Outstanding):
   Primary                      8,652,490   8,756,298   8,547,552  8,796,426
                                =========   =========   =========  =========
   Fully diluted                8,660,785   8,798,639   8,542,004  8,816,295
                                =========   =========   =========  =========
Net earnings per common share -
 primary and fully diluted (Note 5) $1.73       $1.04       $0.63      $0.35
                                    =====       =====       =====      =====
Cash dividends per common share     $0.15       $0.15       $0.05      $0.05
                                    =====       =====       =====      =====

See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                 Nine Months Ended
                                                    December 31,
                                                --------------------
                                                  1996         1995
                                                  ----         ----
Net cash flows from operating activities        $25,437      $ 8,636

Cash flows from investing activities:
  Capital expenditures                           (5,442)      (2,861)
  Proceeds from disposition of fixed assets         517          250
  Acquisition of business                           637     (131,600)
                                                -------      -------
Net cash flows used in investing activities      (4,288)    (134,211)
                                                -------      -------
Cash flows from financing activities:
  Long-term and short-term borrowings             5,831      135,813
  Long-term and short-term repayments           (21,887)      (9,274)
  Exercise of stock options                         958          659
  Purchase of treasury shares                    (8,970)        (211)
  Dividends paid                                 (1,232)      (1,255)
                                                -------      -------
Net cash flows used in/from financing activities(25,300)     125,732

Effect of exchange rate changes on cash             (72)         (12)
and Cash Equivalents                            -------      -------
Net (decrease)/increase in cash and              (4,223)         145
 cash equivalents
Cash and cash equivalents at beginning of year    8,833        7,630
                                                -------      -------
    Cash and cash equivalents at end of period  $ 4,610      $ 7,775
                                                =======      =======

Cash paid for interest                          $ 5,641      $ 1,839
                                                =======      =======

Cash paid for income taxes                      $11,715      $ 5,295
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies
     The March 31, 1996 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three and nine month periods ended December 31, 1996 and 1995 are not necessarily indicative of trends or of the results to be expected for the full year. Certain amounts in the 1995 Consolidated Condensed Balance Sheets and Statements of Earnings and Retained Earnings have been reclassified to conform with the 1996 presentation. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1996 Annual Report.

Note 2.  Stock Repurchase Authorization
The Board of Directors on August 28, 1996 authorized the Corporation to purchase up to 100,000 shares of its common stock. At December 31, 1996, there remained authorization to purchase approximately 93,000 shares which may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).


Note 3.  Sale of Subsidiary in Israel
     On October 1, 1996 the Corporation sold its subsidiary in Israel for an amount which approximated the book value at that date.
However, there was a charge to earnings of nearly $0.7 million during the three months ended December 31, 1996, as required under Statement of Financial Accounting Standards number 52, due to an accumulated equity adjustment from currency translations.

Note 4.  Common Stock Split
     On October 21, 1996 the Board of Directors authorized a three-for-one stock split that was distributed on November 15, 1996 to common shareholders of record at the close of business on November 1, 1996. In the financial statements of this report all per share amounts, dividends per common share and number of common shares have been restated to give retroactive effect to the stock split reflecting the increased number of common shares outstanding. In addition, as of September 30, 1996 an amount equal to one dollar per common share, the stated value (which remained unchanged), has been transferred from additional paid-in capital and retained earnings to common stock with respect to the additional shares issued as a result of the stock split.


Note 5.  Earnings Per Common Share
The computation of primary earnings per common share is based upon the weighted average number of outstanding common shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. The fully diluted per common share computations may also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Earnings per common share are calculated based upon net earnings available for common shareholders after deduction for preferred dividends.

ITEM 2:

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and nine month periods which ended December 31, 1996 to the same periods in 1995 and provides information with respect to changes in financial condition during the nine months then ended.

SALES

Total sales for the current quarter increased 28% from the same period last year. The quarter sales increase resulted from inclusion
(for three months) of the printing and imaging business which was acquired in the third quarter (for one month) of fiscal year 1996 and sales increases overseas, up 11% as certain of the Corporation's operations, primarily in Asia, are continuing to gain momentum.
Net proprietary chemical sales for the current quarter reached a record $64.7 million, an increase of 27% from the same period last year.

For the nine month period net proprietary chemical sales increased 35% while overall sales are up 38% over the same period last year.
The same factors that provided growth in the quarter contributed to sales growth for the nine months, as the imaging and printing business has been meeting, and in some cases exceeding, the Corporation's expectations, while the industrial products division has also produced excellent results to date. Based upon current performance and market conditions the Corporation expects continued growth.

COSTS AND EXPENSES

Gross profits were up 38% for the quarter and 40% for the nine months as compared to the similar periods last year. Gross profit, as a percentage of sales, for the quarter is improved over the same period last year.
Gross profit growth and improved margins were achieved with the additional business from the new printing and imaging subsidiary and enhanced by improved sales and margins overseas.
Overhead efficiencies realized from a 1994 acquisition were enhanced by cost awareness programs this year, further strengthening margins for both the three and nine month periods.

Selling, technical and administrative expenses increased 26% for the quarter and are 27% higher for the nine months period to support additional business of the new subsidiaries and for costs to support growing markets overseas. Operating profits for the three and nine month periods increased 74% and 81%, respectively, over last year's corresponding periods. The increased operating profit is a result of the increased sales coupled with a lesser increase in costs and expenses supporting new business and investment in growth strategies, in both the three and nine month periods.

PROVISION FOR INCOME TAXES

The effective income tax rate was approximately 40% for both the current nine month period and the same period in 1995. Changes in taxable earnings among operating units which are taxable at differing rates have had little affect upon overall tax rates. A dividend repatriation strategy affecting wholly owned subsidiaries overseas is nearly complete for this fiscal year. The Corporation expects those dividend payments will result in a significantly lower tax rate in the fourth quarter.

NET EARNINGS

Net earnings available to common shareholders increased 76% for the three month period and 64% for the nine month period as compared to the same periods last year despite increased interest expense and preferred dividends relating to the printing and imaging business acquired last December 1995. The sale of a subsidiary in Israel prompted a non-recurring charge of nearly $0.07 per share; otherwise net earnings would have been 94% and 70% above the previous year's three and nine month periods, respectively.

FINANCIAL CONDITION

Operating activities during the nine months ending December 31, 1996 resulted in a net cash inflow of $25.4 million. The cash generated was primarily used for purchase of 395,345 of the Corporation's shares and a net $16.1 million reduction of debt.
The balance of cash generated from operations, together with a portion of cash already on hand, was used for dividends to common shareholders and capital improvements. Working Capital at December 31, 1996 was $54.8 million as compared to $59.7 million at March 31, 1996.

Capital expenditures were $5.4 million for the nine months ended
December 31, 1996 and are in line with total planned expenditures of about $7.5 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has a balance of $78.9 million outstanding at December 31, 1996, a five-year revolving credit facility which permits borrowings of up to $65 million, of which $12.3 million is outstanding at December 31, 1996, and an additional
$100 million acquisition credit facility. MacDermid's other credit facilities, which presently total approximately $35 million, together with the $65 million revolving credit facility and the Corporation's cash flows from operations, are adequate to fund working capital and expected capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 2:  Changes in the Rights of Security Holders

None.

ITEM 5:  Other Information

5.1 As previously reported, the Corporation on October 1, 1996 completed an agreement to sell the common stock of its subsidiary in Israel to a retired former officer of MacDermid for approximately the book value of the subsidiary at closing. The disposal of this subsidiary resulted in a non-recurring charge for the quarter, as described in Note 3, and is not expected to have a material impact on the earnings of the Corporation in the future.

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


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  February 03, 1997                  Daniel H. Leever
                                          Daniel H. Leever
                                          President and Chief
                                          Executive Officer



Date: February 03, 1997                   Arthur J. LoVetere, Jr.
                                          Arthur J. LoVetere, Jr.
                                          Vice President and
                                          Chief Financial Officer



Date: February 03, 1997                  Gregory M. Bolingbroke
                                         Gregory M. Bolingbroke
                                         Corporate Controller