Form 10-K
period 1997-03-31
MACDERMID INC
filed 1997-06-30
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C., 20549-1004
                          Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1997.
                                 OR
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 31, 1997 (based on the closing price on such date as reported on Nasdaq Stock Market) was $194,546,000.

  The number of shares of Registrant's Common Stock outstanding as of May 31, 1997 was 8,247,254 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Corporation's 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 23, 1997 to the Corporation's stockholders in connection with the annual meeting scheduled for July 23, 1997 are incorporated herein by reference into Part III hereof.

                                                      -2-
                               PART I

Item 1(a)  GENERAL DEVELOPMENT OF BUSINESS

Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, "MacDermid" or the "Corporation") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing, electronics and photopolymer printing industries. MacDermid offers a line of horizontal processing equipment used in the production of printed circuit boards and in chemical machining, through its wholly-owned subsidiary, MacDermid Equipment, Inc. MacDermid also markets chemical supplies and equipment produced by others.

  In December 1995, MacDermid acquired the assets, subject to certain liabilities of the Electronics and Printing Division of Hercules Incorporated, forming a new wholly-owned subsidiary, MacDermid Imaging Technology, Inc., for that purpose. The acquired business consists principally of the manufacture and sale of proprietary products including photoresists, used to imprint electrical patterns on circuit boards, and photopolymer printing, which reproduces quality graphics on package printing and in-store displays. The acquisition, accounted for as a purchase transaction, was financed through bank borrowings and the issuance of preferred stock.

  In May 1995, the Corporation acquired certain assets of the Allied-Kelite Company (a subsidiary of Witco Corporation), a major supplier of plating surface preparation proprietary chemical products to automotive, electronics, hardware and other industries. The business, located primarily in the United States includes licensing of technology to companies in several other countries. The acquisition, accounted for as a purchase and financed through borrowings, complements the Corporation's existing metal finishing and electronics business and provides cost benefits from consolidation.

  On August 1, 1994, MacDermid acquired, for approximately $26 million, 2,555,697 shares of its common stock (approximately 24% of the shares then outstanding) through a "Dutch Auction" self-tender offer. The self-tender was financed by bank borrowings.

  For a description of the Corporation's business, see Item 1(c) on the following page.

Item 1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

MacDermid has one primary industry segment which is the manufacture and sale of specialty chemicals used in finishing metals and non metallic surfaces, printing and in the marketing of supplies and equipment related to the use of these chemicals.

  Item 1(c) of this Report provides information concerning MacDermid's classes of products and Item 1(d) of this report includes financial information concerning operations by geographic area and on a consolidated basis. Additional information with respect to the one primary business is shown in the portions of MacDermid's 1997 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.

Item 1(c)  NARRATIVE DESCRIPTION OF BUSINESS

  (i) MacDermid produces and markets over 1,000 proprietary chemical compounds. The proprietary chemical compounds are used for the following purposes: cleaning, activating and polishing, mechanical plating, mechanical galvanizing, electro-plating and phosphatizing metal surfaces, stripping of metal and final coating of metal surfaces, filtering, anti-tarnishing and rust retarding and etching, imaging, deposition of metal and other chemical processes. Research in connection with proprietary products is conducted principally in the United States, with additional research facilities in Japan.

  In North America, MacDermid markets its entire line of products in the United States through more than 110 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. The Corporation maintains chemical inventories at more than 20 distribution points throughout the United States which typically are leased or rented. In Vermont a wholly owned subsidiary manufactures and markets equipment in support of the proprietary chemical business. In Canada the Corporation both manufactures and markets certain of its products through MacDermid Chemicals, Inc.

  In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European sales are made from inventory stock through approximately 55 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain and Switzerland. MacDermid owns and operates subsidiary manufacturing facilities in Spain and Great Britain.

  In the Asia/Pacific area, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan, and sales are made through more than 55 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in China, Thailand, Malaysia and The Philippines directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Australia and Taiwan.

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

   (B)  Resale chemicals and supplies; and

   (C) Equipment, of which more than 60% is manufactured by the Corporation.

  The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:

  Class of Products                    1997      1996      1995

  Proprietary Chemicals                 88%       88%       90%

  Resale Chemicals
    and Supplies                         6%        6%        7%

  Equipment                              6%        6%        3%


  (ii) MacDermid has not made a public announcement of, nor has information otherwise become public about, a new product or line of business requiring investment of a material amount of assets or which otherwise is material.

  (iii) MacDermid uses in excess of 700 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal 1997, there were no significant difficulties in obtaining raw materials essential to its business.

  (iv) During fiscal 1997, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 70 unexpired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by Registrant are important to its business and have varying remaining lives.

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

  (xi) MacDermid spent approximately $10,850,000, $10,042,000 and $9,644,000 during fiscal years 1997, 1996 and 1995, respectively, on research and development activities. Substantially all research and development activities were sponsored by the Corporation, the greater percentage of which related to the development of new products.

  (xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures of approx-imately $6.9 million were made in fiscal 1997 and an estimated $1 million will be spent for environmental control facilities in fiscal 1998. Though difficult to predict, future spending for this purpose is likely to average more than 10% of the capital budget.

  (xiii) MacDermid employed 1,086 and 1,083 full time, regular employees as of March 31, 1997 and 1996, respectively.

Item 1(d)  FOREIGN AND DOMESTIC OPERATIONS

MacDermid's 1997 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to the Corporation's geographic segments including operating information and the effect upon shareholder's equity of the translation of foreign currency financial statements.


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

In Middletown, Delaware, a concrete and steel building of 85,520 square feet consisting of factory, laboratory, warehouse and office facilities located on a 10.97 acre tract.

In Wilmington, Delaware, a concrete and steel building of 26,000 square feet used principally as a technical and administrative services center located on a 3.8 acre tract. Also on this site is an 18,000 square foot concrete and steel building which may be used for manufacturing expansion.

In Ferndale, Michigan, a steel frame and steel sided building of 75,000 square feet consisting principally of factory, warehouse and office facilities, located on a 6.25 acre tract.

In New Hudson, Michigan, a steel and brick single story building of 15,000 square feet consisting of research laboratories and offices located on a 7 acre tract.

The Corporation also owns property in Vernon, Connecticut, which is being held for sale or lease but which could be used for manufacturing should the need arise.

Outside the United States, the Corporation owns additional properties as follows:

At Barcelona, Spain, a steel and brick building of 31,000 square feet of factory, warehouse, laboratory and office space.

At Telford, England, two brick, concrete and steel buildings, connected by a walkway, containing a total of 43,000 square feet of manufacturing, warehouse, laboratory and office space.

At Hsin Chu, Taiwan, Republic of China, two buildings of reinforced concrete totaling 30,000 square feet, located on a 1.8 acre tract, used for factory, warehouse and offices.

At Hong Kong, 30,000 square feet of office, laboratory and warehouse space in a concrete block building.

In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in Vermont, Canada, Holland, Germany, Korea, Australia, Japan, Singapore and several other foreign countries.
All owned and leased facilities are in good condition and are of adequate size for present business volume.


Item 3   Legal Proceedings

Legal proceedings are contained in MacDermid's 1997 Annual Report to Shareholders included as Exhibit 13 to this form 10K and incorporated by reference.


Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal 1997.

                                                           -8-
Item 4A  EXECUTIVE OFFICERS OF MACDERMID

The following is a list of the names, offices and ages (as of March 31,
1997) of all the executive officers of MacDermid, each of whom has been employed in his respective office(s) for more than five years, except as noted:
 Name                             Age  Office with Registrant

 Harold Leever                    82   Chairman since 1977

 Daniel H. Leever                 48   President and Chief Executive Officer
                                       since 1990.

 Arthur J. LoVetere, Jr.          33   Executive Vice President and Chief
                                       Financial Officer since December 1995.
                                       Previously, was Director of European
                                       Operations since 1993.  From February
                                       1992, he was Corporate Controller,
                                       prior to which he was Manager of
                                       Accounting and Management Information
                                       Systems.

 Gregory M. Bolingbroke           47   Corporate Controller since April 1995.
                                       Previously, was since 1993 Cost
                                       Accounting Manager.  Prior to that and
                                       since 1974 he was a Chartered
                                       Accountant and Auditor.

 John L. Cordani                  34   Corporate Secretary since April 1995.
                                       Previously was General Counsel since
                                       May 1993.  From the beginning of 1992,
                                       he was Manager of Patents and
                                       Trademarks prior to which he was a
                                       Research Chemist.

 David A. Erdman                  54   Vice President since November 1993.
                                       Previously, and since 1988, was
                                       Director of Quality of the Electronics
                                       Group of E.I. Dupont de Nemours, Inc.

 Patricia I. Janssen              46   Vice President/Electronics and Printing
                                       since December 1995.  Previously, and
                                       since 1978 she was with Hercules
                                       Incorporated, serving as general
                                       manager of the E&P Division since 1992.

 Peter E. Kukanskis               50   Vice President/Technical since 1986

 Gary B. Larson                   57   Vice President/Research since 1981

 Michael A. Pfaff                 53   Vice President/Industrial Products
                                       since 1984

 Sharon J. Stone                  47   Assistant Treasurer since February
                                       1995.  Previously, she was for more
                                       than five years, and continues to be,
                                       Manager of General Accounting

                              PART II

Item 5  MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 1997 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 6  SELECTED FINANCIAL DATA

The selected financial data (Five-Year Summary) is contained in MacDermid's 1997 Annual Report to Shareholders included as
Exhibit 13 to this form 10-K and incorporated by reference.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 1997 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 1997 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.


Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                              PART III

Item 10  DIRECTORS AND OFFICERS

The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 23, 1997 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.


Item 11  EXECUTIVE COMPENSATION

The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 23, 1997 is incorporated herein by reference thereto.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management contained in MacDermid's Proxy Statement dated June 23, 1997 is incorporated herein by reference thereto.


Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY
           RELATIONSHIPS

The discussion of "Interest of Management and Others in Certain
Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 23, 1997 is incorporated herein by reference thereto.


                              PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  (1)  Financial Statements

The consolidated financial statements and report thereon of KPMG Peat Marwick LLP, dated May 13, 1997, except as to note 8, which is May 28, 1997 are contained in MacDermid's 1997 Annual
Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.

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

                                                         -11-
      (c)  Reports on Form 8-K

              The Corporation filed a report on Form 8-K dated May 14,1997 superceeding a report on Form 8-K dated February 28, 1991, filed during the fourth quarter of fiscal 1997. These reports relate to environmental investigation involving MacDermid and are incorporated by reference.

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

                       Dated:  June 30, 1997


By  /s/ Harold Leever                         By  /s/ Daniel H. Leever
   Harold Leever                                   Daniel H. Leever
   Director, Chairman                              Director, President and
                                                   Chief Executive Officer


   By /s/ Arthur J. LoVetere, Jr.          By /s/ Gregory M. Bolingbroke.
     Arthur J. LoVetere, Jr.                    Gregory M. Bolingbroke
     Executive Vice President                   Controller and Principal
     and Chief Financial Officer                Accounting Officer



Harold Leever, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on June 30, 1997 as attorney-in-fact for the following directors of the Registrant:

      Donald G. Ogilvie    Thomas W. Smith    James C. Smith

                     /s/ Harold Leever
                         Harold Leever

                            SCHEDULE II



                  MACDERMID, INCORPORATED AND SUBSIDIARIES
                  Valuation and Qualifying Accounts and Reserves
                  Years ended March 31, 1997, 1996 and 1995


                     Balance at    Additions                    Balance
                     beginning     charged to   Deductions     at end
     Description     of period      earnings                   of period
     -----------     ----------    ----------   ----------     ---------

                                            1997
                                            ----
Allowance for
     doubtful
     receivables     $4,829,000    $  547,000   $ 1,997,000    $3,379,000
                     ==========    ==========   ============   ==========

                                             1996
                                             ----
Allowance for
     doubtful
     receivables     $2,859,000    $1,793,000   $ (177,000)    $4,829,000
                     ==========    ==========   ===========    ==========

                                              1995
                                              ----
   Allowance for
     doubtful
     receivables     $2,317,000    $  664,000   $ 122,000      $2,859,000
                     ==========    ==========   =========      ==========




Bad debts charged off less recoveries and translation adjustments.


                REPORT OF INDEPENDENT AUDITORS




KPMG Peat Marwick LLP (Logo)
Certified Public Accountants

CityPlace II
Hartford, CT 06103-4103


                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MacDermid, Incorporated:

Under date of May 13, 1997, except as to note 8, which is May 28, 1997, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to shareholders. Our report refers to a change in the Company's method of accounting for postemployment benefits. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         KPMG Peat Marwick LLP



May 13, 1997

                           EXHIBIT INDEX

                    1997 FORM 10-K ANNUAL REPORT

Exhibit
  No.

 3.1   Restated Certificate of Incorporation, MacDermid,       By reference
       Incorporated, dated November 19, 1984. Exhibit 19 to September 30, 1991 Form 10-Q Quarterly Report is incorporated by reference herein.

 3.2   By-Laws, amended as of November, 1984. Exhibit 3b       By reference
       to 1985 Form 10-K Annual Report is incorporated by reference herein.

 4.1   Credit Agreement, amended and restated, dated as of     By reference
       August 23, 1996, among MacDermid, Incorporated, the
       Banks signatory thereto and Chase Manhattan Bank, N.A., as Agent, is incorporated by reference herein.

10.1   MacDermid, Incorporated Special Stock Purchase          By reference
       Plan, amended as of November 1, 1992. Exhibit 10 to 1993 Form 10-K Annual Report is incorporated by reference herein.

10.2   MacDermid, Incorporated 1995 Equity Incentive Plan      By reference
       Exhibit 10.2 to 1995 Form 10-K Annual Report is
       Incorporated by reference herein.

13     Portions of MacDermid's 1997 Annual Report to           Attached
       Stockholders as required by Item 8

21     Subsidiaries of MacDermid, Incorporated                 Attached

23     Independent Auditors' Consent                           Attached

24     Power of Attorney                                       Attached

27     Financial Data Schedule                                 Attached