Form 10-Q
period 1997-06-30
MACDERMID INC
filed 1997-08-12
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    June 30, 1997

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

Common Stock, no par value - 8,396,933 shares as of August 1, 1997.

                            MACDERMID, INCORPORATED


                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      June 30, 1997 and March 31, 1997                             3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Three Months
      Ended June 30, 1997 and 1996                                   5

    Consolidated Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1997 and 1996                      6

    Notes to Consolidated Condensed Financial Statements             7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8-9


PART II.  Other Information                                          9

  Signatures                                                        10

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPOROATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                  June 30,     March 31,
                                                    1997         1997
                                                 -----------   ---------
                                                 (Unaudited)   (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  6,414     $  6,530
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $3,383 and $3,379)             65,015       61,419
    Inventories
      Finished Goods                                25,567       23,125
      Raw Materials                                 16,265       17,623
                                                  --------     --------
                                                    41,832       40,748
    Prepaid Expenses                                 2,231        2,207
    Deferred Income Tax Asset                        4,803        4,808
                                                  --------     --------
        Total Current Assets                       120,295      115,712

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $42,672 and $41,424)              40,532       41,544

Goodwill, net                                       75,345       76,346
Other Assets                                        26,964       27,376
                                                  --------     --------
        Total Assets                              $263,136     $260,978
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                 June 30,     March 31,
                                                   1997         1997
                                                -----------   ---------
                                                (Unaudited)   (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  5,801     $  9,059
  Current Installments of Long-term Obligations      9,380        7,816
  Accounts and Dividends Payable                    24,595       22,181
  Accrued Expenses                                  20,496       23,015
  Income Taxes                                       7,645        6,758
                                                  --------     --------
      Total Current Liabilities                     67,917       68,829

Long-term Obligations                              102,187       75,165
Accrued Postretirement and Postemployment Benefits   4,191        4,157
Deferred Income Taxes                                  276          245
Minority Interest in Subsidiaries                       91           88
Preferred Stock--6% Redeemable Series A (no par)         -       32,436

Shareholders' Equity
  Common Stock Stated Value $1 per Share            12,890       12,800
  Additional Paid-In Capital                         2,580          959
  Retained Earnings                                120,470      113,632
  Equity Adjustment From Foreign Currency
    Translation                                        (59)          74
  Less Cost of 4,613,186 Common
    Shares in Treasury (Note 2)                    (47,407)     (47,407)
                                                  --------     --------
      Total Shareholders' Equity                    88,474       80,058
                                                  --------     --------
                                                  $263,136     $260,978
                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                          Three Months Ended
                                               June 30,
                                          ------------------
                                         1997            1996
                                         ----            ----
Net Sales                               $ 74,720       $ 72,655
Costs and Expenses
  Cost of Sales                           35,243         36,315
  Selling, Technical and
    Administrative Expenses               25,833         25,817
  Interest Income                           (144)          (183)
  Interest Expense                         1,568          2,086
  Other Expense - Net                        312            404
                                        --------        -------
                                          62,812         64,439
                                        --------        -------
    Earnings Before Income Taxes          11,908          8,216
Income Taxes                               4,347          3,287
                                        --------        -------
    Net Earnings                           7,561          4,929
Preferred Dividends                         (309)          (459)
                                        --------        -------
    Net Earnings Available for
      Common Shareholders                  7,252          4,470
Retained Earnings, Beginning of
 Period                                  113,632         95,564
Cash Dividends Declared                     (414)          (414)
                                        --------        -------
Retained Earnings, End of Period        $120,470        $99,620
                                        ========        =======

Net Earnings Per Common Share -
  Primary and Fully Diluted (Note 3,4)   $0.86           $0.51
                                         =====           =====
Cash Dividends Per Common Share          $0.05           $0.05
                                         =====           =====
Weighted Average Common Shares
  Outstanding :
   Primary                              8,433,026      8,788,134
                                        =========      =========
   Fully Diluted                        8,435,782      8,791,005
                                        =========      =========


See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                Three Months Ended
                                                      June 30,
                                                --------------------
                                                  1997         1996
                                                  ----         ----
Net Cash Flows from Operating Activities        $ 7,664      $ 8,195

Cash Flows from Investing Activities:
  Capital Expenditures                             (959)      (1,592)
  Proceeds from Disposition of Fixed Assets         346           37
                                                 ------      -------
    Net Cash Flows Used in Investing Activities    (613)      (1,555)
                                                -------      -------
Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings             (3,497)       9,186
  Long-Term Borrowings                           31,120            -
  Long-Term Repayments                           (2,000)     (14,320)
  Preferred Stock Redemption                    (32,745)           -
  Exercise of Stock Options                         482          543
  Purchase of Treasury Shares                         -       (5,190)
  Dividends Paid                                   (414)        (414)
                                                -------      -------
    Net Cash Flows Used in Financing Activities  (7,054)     (10,195)

Effect of Exchange Rate Changes on Cash            (113)        (111)
    amd Cash Equivalents                        -------      -------

    Net Decrease in Cash and Cash Equivalents      (116)      (3,666)
Cash and Cash Equivalents at Beginning of Year    6,530        8,833
                                                -------      -------
    Cash and Cash Equivalents at End of Period  $ 6,414      $ 5,167
                                                =======      =======

Cash Paid for Interest                          $ 1,526      $ 1,968
                                                =======      =======

Cash Paid for Income Taxes                      $ 3,210      $ 2,611
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies
          The March 31, 1997 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three month periods ended June 30, 1997 and 1996 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1997 Annual Report.

Note 2.   Stock Repurchase Authorization
          The Board of Directors on August 28, 1996 authorized the
          Corporation to purchase up to 100,000 shares of its common stock.
          At June 30, 1997, there remained authorization to purchase approximately 93,000 shares which may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

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

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three month period which ended June 30, 1997 to the same period in 1996 and provides information with respect to changes in financial condition during the three months then ended.

SALES

Total sales for the current quarter increased 3% from the same period last year. Foreign currency translation had a negative effect on the reported sales increase, which would have been 5% without any exchange rate influence. Sales increased as proprietary business improved in all geographic regions, while equipment business was soft in the current quarter. Net proprietary chemical sales for the current quarter reached a record $66.6 million, an increase of 6% from the same period last year.

COSTS AND EXPENSES

Gross profits are up 9%, arising from business growth and enhanced margins realized from plant overhead savings. Ongoing costs awareness programs and previous acquisitions have continued to strengthen margins which increased as a percentage of sales for each of the last three quarters.

Selling, technical and administrative expenses were unchanged in total. Costs to support growing markets overseas were neutralized by foreign currency translations, while additional selling costs in domestic markets were offset by cost savings realized by shared administrative functions. Operating profits for the three month period increased 27% over the same period last year, due to proprietary sales growth which did not require a proportionate increase in support costs and further benefiting from the enhanced margins mentioned above.

PROVISION FOR INCOME TAXES

Changes in taxable earnings among operating units which are taxable at differing rates has not recently had a noticeable effect upon overall tax rates. However ongoing tax minimization strategies has brought the effective income tax rate to approximately 36.5% for the quarter ended June 30, 1997, down from 40% for the same period in 1996.

NET EARNINGS

Net earnings available to common shareholders for the three month period ending June 30, 1997 increased 62% over the same period last year. The improved operating profit, as discussed above, enhanced by lower interest expense due to accelerated debt reduction, led to these results.

                                                              -9-
FINANCIAL CONDITION

Operating activities during the three months ending June 30, 1997 resulted in a net cash inflow of $7.7 million. The cash generated was primarily used for a net $7.1 million reduction of debt. The balance of cash generated from operations, together with a portion of cash already on hand, was used for dividends to common shareholders and capital improvements. Working Capital at June 30, 1997 was $52.4 million as compared to $46.9 million at March 31, 1997.

Capital expenditures were $1.0 million for the three months ended June 30, 1997 and are in line with total planned expenditures of about $7.6 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has a balance of $75.9 million outstanding at June 30, 1997, a five-year revolving credit facility which permits borrowings of up to $65 million, of which $35.2 million is outstanding at June 30, 1997, and an additional $100 million acquisition credit facility. The outstanding balance on the five year revolving credit facility increased a net $28 million during the quarter due to borrowings made to effect the redemption, ahead of schedule, of all of the shares of preferred stock issued as part payment for a 1995 acquisition. MacDermid's other credit facilities, which presently total approximately $33 million, and the $65 million revolving credit facility and the Corporation's cash flows from operations, are adequate to fund working capital and expected capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 2 : Changes in the Rights of Security Holders

None.

ITEM 5 : Other Information

None.

ITEM 6 : Exhibits and Reports on Form 8-K

None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  August 12, 1997                    Daniel H. Leever
                                          Daniel H. Leever
                                          Chief Executive Officer




Date: August 12, 1997                     Arthur J. LoVetere, Jr.
                                          Arthur J. LoVetere, Jr.
                                          Executive Vice President




Date: August 12, 1997                     Gregory M. Bolingbroke
                                          Gregory M. Bolingbroke
                                          Corporate Controller