Form 10-Q
period 1997-09-30
MACDERMID INC
filed 1997-11-10
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    September 30, 1997

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

Common Stock, no par value - 8,365,302 shares as of November 1, 1997.

                            MACDERMID, INCORPORATED


                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      September 30, 1997 and March 31, 1997                             3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Six Months and Three Months
      Ended September 30, 1997 and 1996                                   5

    Consolidated Condensed Statements of Cash Flows -
      Six Months Ended September 30, 1997 and 1996                        6

    Notes to Consolidated Condensed Financial Statements                7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             9-11


PART II.  Other Information                                              12

  Signatures                                                             13

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                 September 30,  March 31,
                                                    1997          1997
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  4,688      $  6,530
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $3,350 and $3,379)             63,965        61,419
    Inventories
      Finished Goods                                24,006        23,125
      Raw Materials                                 17,356        17,623
                                                  --------      --------
                                                    41,362        40,748
    Prepaid Expenses                                 2,356         2,207
    Deferred Income Tax Asset                        4,800         4,808
                                                  --------      --------
        Total Current Assets                       117,171       115,712

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $43,109 and $41,424)              39,743        41,544

Goodwill, net                                       79,354        76,346
Other Assets (Note 2)                               43,993        27,376
                                                  --------      --------
        Total Assets                              $280,261      $260,978
                                                  ========      ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                September 30,      March 31,
                                                   1997             1997
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  9,449         $  9,059
  Current Installments of Long-term Obligations      9,305            7,816
  Accounts and Dividends Payable                    21,146           22,181
  Accrued Expenses                                  24,933           23,015
  Income Taxes                                       7,218            6,758
                                                  --------         --------
      Total Current Liabilities                     72,051           68,829

Long-term Obligations                              114,494           75,165
Accrued Postretirement and Postemployment Benefits   4,224            4,157
Deferred Income Taxes                                  311              245
Minority Interest in Subsidiaries                       96               88
Preferred Stock--6% Redeemable Series A (no par)         -           32,436

Shareholders' Equity
  Common Stock Stated Value $1 per Share            13,088           12,800
  Additional Paid-In Capital                         3,843              959
  Retained Earnings                                127,403          113,632
  Equity Adjustment From Foreign Currency
    Translation                                       (905)              74
  Less Cost of 4,720,194 and 4,613,186 Common
    Shares in Treasury (Note 3)                    (54,344)         (47,407)
                                                  --------         --------
      Total Shareholders' Equity                    89,085           80,058
                                                  --------         --------
                                                  $280,261         $260,978
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                        Six Months Ended   Three Months Ended
                                          September 30,         September 30,
                                        ----------------   ------------------
                                        1997       1996       1997      1996
                                        ----       ----       ----      ----
Net Sales                              $149,723  $146,693   $ 75,003 $ 74,038
Cost and Expenses
  Cost of Sales                          71,321    73,782     35,977   37,342
  Selling, Technical and Administrative
    Expenses/Amortization                51,164    51,191     25,331   25,374
  Interest Income                          (242)     (347)       (98)    (164)
  Interest Expense                        3,450     3,978       1,882   1,892
  Other Expense - Net                       547       697         336     419
                                       --------   -------    -------- --------
                                        126,240   129,301      63,428  64,863
                                       --------  --------    -------- --------
    Earnings Before Income Taxes         23,483    17,392      11,575   9,175
Income Taxes                              8,571     6,957       4,224   3,669
                                       --------  --------    -------- --------
    Net Earnings                         14,912    10,435       7,351   5,506
Preferred Dividends                        (309)     (918)          -    (459)
                                       --------  --------    -------- --------
 Earnings Available for
      Common Shareholders                14,603     9,517       7,351   5,047
Retained Earnings, Beginning of
 Period                                 113,632    92,288     120,470  96,344
Cash Dividends Declared                    (832)     (822)       (418)   (408)
                                        -------  --------    -------- --------
Retained Earnings, End of Period       $127,403  $100,983    $127,403 $100,983
                                       ========  ========    ======== ========

Net Earnings Per Common Share -
  Primary and Fully Diluted (Note 4)   $1.72     $1.10       $0.86    $0.59
                                       =====     =====       =====    =====
Cash Dividends Per Common Share        $0.10     $0.10       $0.05    $0.05
                                       =====     =====       =====    =====
Weighted Average Common Shares
  Outstanding :
   Primary                           8,487,493  8,683,377  8,548,966 8,548,026
                                     =========  =========  ========= =========
   Fully Diluted                     8,492,852  8,684,822  8,548,966 8,584,491
                                     =========  =========  ========= =========


See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Six Months Ended
                                                      September 30,
                                                --------------------
                                                  1997         1996
                                                  ----         ----
Net Cash Flows from Operating Activities        $19,024      $16,275

Cash Flows from Investing Activities:
  Capital Expenditures                           (1,939)      (3,132)
  Proceeds from Disposition of Fixed Assets         593          163
  Acquisitions of Business (Note 2)             (22,000)           -
                                                -------      -------
    Net Cash Flows Used in Investing Activities (23,346)      (2,969)
                                                -------      -------
Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings                741        1,648
  Long-Term Borrowings                           47,940        2,000
  Long-Term Repayments                           (7,245)     (12,380)
  Preferred Stock Redemption                    (32,745)           -
  Exercise of Stock Options                       1,690          844
  Purchase of Treasury Shares                    (6,937)      (8,942)
  Dividends Paid                                   (832)        (822)
                                                -------      -------
    Net Cash Flows From/Used in
     Financing Activities                         2,612      (17,652)

Effect of Exchange Rate Changes on Cash            (132)         (86)
    and Cash Equivalents                        -------      -------

    Net Decrease in Cash and Cash Equivalents    (1,842)      (4,432)
Cash and Cash Equivalents at Beginning of Year    6,530        8,833
                                                -------      -------
    Cash and Cash Equivalents at End of Period  $ 4,688      $ 4,401
                                                =======      =======

Cash Paid for Interest                          $ 3,340      $ 3,807
                                                =======      =======

Cash Paid for Income Taxes                      $ 7,395      $ 7,405
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The March 31, 1997 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three and six month periods ended September 30, 1997 and 1996 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1997 Annual Report.

Note 2.   Acquisitions

          On September 29, 1997 the Corporation completed an acquisition of the Board Fabrication Division of National Starch and Chemical Company (National) which was only recently acquired by National as part of their purchase of Grace Specialty Polymers Business. When final evaluation of the amounts to be recorded for the assets and liabilities acquired is completed, using the purchase method of accounting, then the specific amounts will be reclassified within the balances presented in the Condensed Consolidated Balance Sheet. Such amounts are not expected to be material to the balances presented at September 30, 1997. No operational activity from the foregoing acquisition was included in the results of operations for the three and six month periods ended September 30, 1997. Any activity recorded for the remainder of the fiscal year is expected to be non-material.

          As reported in December 1995 there was a further $15 million contingently payable for the purchase price related to the acquisition of the Electronics and Printing Division of Hercules Incorporated that would have been payable in fiscal year 2004. During the period, this performance premium was fully satisfied, by the payment of $4.5 million, increasing the goodwill balance on the consolidated balance sheets at September 30, 1997 and completing the acquisition.

Note 3.   Stock Repurchase Authorization

          The Board of Directors on July 23, 1997 authorized the Corporation to purchase up to 100,000 shares of its common stock. At
          September 30, 1997, there remained authorization to purchase approximately 85,000 shares which may be acquired through privately negotiated transactions or on the open market from time to time.
          Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

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

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and six month periods which ended September 30, 1997 to the same periods in 1996 and provides information with respect to changes in financial condition during the six months then ended.

SALES

Total sales for the current quarter increased 1% from the same period last year. Proprietary chemical sales, up 3%, improved in all regions worldwide and were somewhat offset by soft equipment and resale business during the quarter. Net proprietary sales reached a record for a quarter, $66.9 million, in spite of the negative effect from foreign currency translation. Foreign currency translation had the effect of reducing reported net sales by $2.5 million for the quarter as compared to the same period last year. Otherwise, the total sales increase would have been 5% without any exchange rate influence.

For the six month period net proprietary chemical sales increased 4% while overall sales are up 2% over the same period last year. Foreign currency translation had the effect of reducing sales by $4.6 million for the six month period which would have also been an increase of 5% absent exchange rate influence.

COSTS AND EXPENSES

Gross profits are up 6% for the quarter and 7% for the six months, as compared to the like periods last year. Growth was achieved with increased proprietary sales and enhanced from the continued success of cost awareness programs. Gross profit as a percentage of sales has improved steadily over the like periods last year.

Selling, technical and administrative expenses were essentially unchanged for both the three and six month periods. Increases for sales and technical support overseas were favorably offset by foreign currency translation of approximately $0.7 million and $1.3 million for the three and six month periods, respectively. Ongoing cost awareness programs resulted in shared administrative savings of approximately $0.3 million for the six month period somewhat offsetting additional selling costs in domestic markets. Operating profits for the three and six month periods increased 19% and 23%, respectively, over the corresponding period last year. The increased operating profit is a result of the increased proprietary sales, margin improvement and a lesser increase in selling costs and expenses for growth strategies, in both the three and six month periods.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $32.6 million for the six months ended September 30, 1997.

PROVISION FOR INCOME TAXES

Ongoing tax minimization strategies have brought the effective income tax rate to approximately 36.5% for the six months ended September 30, 1997, down from 40% for the same period in 1996.


NET EARNINGS

Net earnings available to common shareholders increased 46% for the three month period and 53% for the six month period as compared to the same periods last year. Enhanced margins and cost reduction awareness, as discussed above, coupled with lower interest expense and less preferred dividends after the early redemption of all of the preferred stock, led to these improved results. There was an approximate 3% unfavorable impact from foreign currency translation on both the three and six month periods.

                                                              -11-
FINANCIAL CONDITION

Operating activities during the six months ending September 30, 1997 resulted in a net cash inflow of $19.0 million. The cash generated was primarily used for purchases of 107,007 shares of the Corporation's common shares for a total of $6.9 million and debt repayments of $7.2 million. Additionally, cash generated from operations was used for dividends to common shareholders and capital improvements. Working Capital at September 30, 1997 was $45.1 million as compared to $46.9 million at March 31, 1997.

Capital expenditures were $1.9 million for the six months ended September 30, 1997 and the full year total planned expenditures of about $7.6 million for the fiscal year remains unchanged.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has a balance of $74.4 million outstanding at September 30, 1997, a five-year revolving credit facility which permits borrowings of up to $65 million, of which $49.6 million is outstanding at September 30, 1997, and an additional $100 million acquisition credit facility. The outstanding balance on the five year revolving credit facility increased a net $42.4 million during the year.

The borrowings were made:

to effect the redemption, ahead of schedule, of all of the shares of preferred stock issued as part payment for a 1995 acquisition;

to exercise an early buy-out of the performance premium relating to the same 1995 acquisition; and

for an acquisition, on September 29, 1997, of the Board Fabrication Division of National.

MacDermid's other credit facilities, which presently total approximately $33 million, the $65 million revolving credit facility and the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.


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

PART II.  OTHER INFORMATION

ITEM 2 : Changes in the Rights of Security Holders

2.1 The following disclosure was made as of December 1995: in the event that MacDermid would be in default of it's obligations with respect to dividends, or redemption of the preferred shares issued to Hercules Incorporated or with respect to payment of the performance premium, arising with the December 5, 1995 acquisition, the Corporation may not pay a dividend on it's common stock.

     As a result of the early redemption and full payment to Hercules Incorporated for the preferred shares and a $4.5 million payment to fully satisfy the performance premium, there is no longer any potential restriction on the payment of a dividend on the common stock of the Corporation.

ITEM 5 : Other Information

5.1 As previously reported, the Corporation on September 29, 1997 completed an agreement to acquire the Board Fabrication Division of National. A press release was made August 14, 1997 which first reported that this acquisition enhances the Corporations leadership position, in photoimaging, in the Printed Circuit market. However, it is not expected to have a material impact on the immediate future earnings of the Corporation. The new business will be aggregated with the existing domestic businesses beginning October 1997.

5.2 Proxy materials were mailed, on approximately October 27, 1997, to shareholders entitled to notice and vote, announcing there will be a special meeting of shareholders, to be held at Corporate Headquarters, on December 1, 1997 for the following purposes:

     to consider and act upon a proposal to amend MacDermid's Restated Certificate of Incorporation to increase the authorized number of shares of MacDermid's common stock from 20 million to 75 million;

     to consider and act upon a proposal to amend MacDermid's Restated Certificate of Incorporation to provide for written shareholder action by less than unanimous consent pursuant to the provisions of Section 33-698 of the Connecticut Business Corporation Act; and

     to transact such other business as may properly come before the meeting or any adjournment thereof.



ITEM 6 : Exhibits and Reports on Form 8-K
None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  November 11, 1997                    Daniel H. Leever
                                            Daniel H. Leever
                                          Chief Executive Officer




Date: November 11, 1997                     Arthur J. LoVetere, Jr.
                                            Arthur J. LoVetere, Jr.
                                                 Vice President




Date: November 11, 1997                     Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller