Form 10-Q
period 1997-12-30
MACDERMID INC
filed 1998-02-12
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    December 31, 1997

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

Common Stock, no par value - 8,365,302 shares as of January 30, 1998.

                            MACDERMID, INCORPORATED


                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                    Page No.
    Consolidated Condensed Balance Sheets
      December 31, 1997 and March 31, 1997                              3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Nine Months and Three Months
      Ended December 31, 1997 and 1996                                    5

    Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended December 31, 1997 and 1996                        6

    Notes to Consolidated Condensed Financial Statements                7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             9-11


PART II.  Other Information                                              12

  Signatures                                                             13

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in Thousands of Dollars Except Share Amounts)
                                                 December 31,   March 31,
                                                    1997          1997
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  3,833      $  6,530
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $3,347 and $3,379)             72,828        61,419
    Inventories
      Finished Goods                                25,238        23,125
      Raw Materials                                 18,487        17,623
                                                  --------      --------
                                                    43,725        40,748
    Prepaid Expenses                                 2,892         2,207
    Deferred Income Tax Asset                        4,791         4,808
                                                  --------      --------
        Total Current Assets                       128,069       115,712

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $43,812 and $41,424)              39,047        41,544

Goodwill, net                                       80,641        76,346
Other Assets (Note 2)                               44,195        27,376
                                                  --------      --------
        Total Assets                              $291,952      $260,978
                                                  ========      ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                               December 31,       March 31,
                                                   1997             1997
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  7,765         $  9,059
  Current Installments of Long-term Obligations     10,804            7,816
  Accounts and Dividends Payable                    24,609           22,181
  Accrued Expenses                                  28,902           23,015
  Income Taxes                                       9,062            6,758
                                                  --------         --------
      Total Current Liabilities                     81,142           68,829

Long-term Obligations                              111,854           75,165
Accrued Postretirement and Postemployment Benefits   4,258            4,157
Deferred Income Taxes                                  340              245
Minority Interest in Subsidiaries                       93               88
Preferred Stock--6% Redeemable Series A (no par)         -           32,436

Shareholders' Equity
  Common Stock Stated Value $1 per Share            13,088           12,800
  Additional Paid-In Capital                         4,090              959
  Retained Earnings                                134,625          113,632
  Equity Adjustment From Foreign Currency
    Translation                                     (2,935)              74
  Less Cost of 4,723,194 and 4,613,186 Common
    Shares in Treasury (Note 3)                    (54,603)         (47,407)
                                                  --------         --------
      Total Shareholders' Equity                    94,265           80,058
                                                  --------         --------
                                                  $291,952         $260,978
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                       Nine Months Ended   Three Months Ended
                                          December 31,         December 31,
                                        ---------------   ------------------
                                        1997      1996       1997      1996
                                        ----      ----       ----      ----
Net Sales                              $233,531 $221,060   $ 83,808  $ 74,367
Cost and Expenses
  Cost of Sales                         113,776  109,784     42,455    36,002
  Selling, Technical and Administrative
    Expenses/Amortization                78,558   77,011     27,394    25,820
  Interest Income                          (359)    (492)      (117)     (145)
  Interest Expense                        5,571    5,706      2,121     1,728
  Other Expense - Net                       471    1,856        (76)    1,159
                                       -------- --------   --------  --------
                                        198,017  193,865     71,777    64,564
                                       -------- --------   --------  --------
    Earnings Before Income Taxes         35,514   27,195     12,031     9,803
Income Taxes                             12,962   10,878      4,391     3,921
                                       -------- --------   --------  --------
    Net Earnings                         22,552   16,317      7,640     5,882
Preferred Dividends                        (309)  (1,377)        -       (459)
                                       -------- --------   --------  --------
 Earnings Available for
      Common Shareholders                22,243   14,940      7,640     5,423
Retained Earnings, Beginning of
 Period                                 113,632   92,288    127,403   100,983
Cash Dividends Declared                  (1,250)  (1,232)      (418)     (410)
                                        ------- --------   --------  --------
Retained Earnings, End of Period       $134,625 $105,996   $134,625  $105,996
                                       ======== ========   ========  ========

Net Earnings Per Common Share - (Note 4):
  Basic                                $2.68     $1.81       $0.91    $0.66
                                       =====     =====       =====    =====
  Diluted                              $2.62     $1.76       $0.90    $0.65
                                       =====     =====       =====    =====
Cash Dividends Per Common Share        $0.15     $0.15       $0.05    $0.05
                                       =====     =====       =====    =====
Weighted Average Common Shares
  Outstanding :
   Basic                               8,312,617 8,263,373 8,365,500 8,185,655
                                       ========= ========= ========= =========
   Diluted                             8,497,018 8,482,860 8,473,987 8,386,118
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

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Nine Months Ended
                                                      December 31,
                                                --------------------
                                                  1997         1996
                                                  ----         ----
Net Cash Flows from Operating Activities        $25,570      $25,437

Cash Flows from Investing Activities:
  Capital Expenditures                           (3,205)      (5,442)
  Proceeds from Disposition of Fixed Assets         639          517
  Acquisitions/Dispositions of Business (Note 2)(25,130)         637
                                                -------      -------
    Net Cash Flows Used in Investing Activities (27,696)      (4,288)
                                                -------      -------
Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings               (451)         619
  Long-Term Borrowings                           53,622        2,000
  Long-Term Repayments                          (13,990)     (18,675)
  Preferred Stock Redemption                    (32,745)           -
  Exercise of Stock Options                       1,690          958
  Purchase of Treasury Shares                    (7,196)      (8,970)
  Dividends Paid                                 (1,250)      (1,232)
                                                -------      -------
    Net Cash Flows Used in
     Financing Activities                          (320)     (25,300)

Effect of Exchange Rate Changes on Cash            (251)         (72)
    and Cash Equivalents                        -------      -------

    Net Decrease in Cash and Cash Equivalents    (2,697)      (4,223)
Cash and Cash Equivalents at Beginning of Year    6,530        8,833
                                                -------      -------
    Cash and Cash Equivalents at End of Period  $ 3,833      $ 4,610
                                                =======      =======

Cash Paid for Interest                          $ 5,177      $ 5,641
                                                =======      =======

Cash Paid for Income Taxes                      $ 9,340      $11,715
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The March 31, 1997 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three and nine month periods ended
          December 31, 1997 and 1996 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1997 Annual Report.

Note 2.   Acquisitions

          On September 29, 1997 the Corporation completed an acquisition of the Board Fabrication Division of National Starch and Chemical Company (National) which was only recently acquired by National as part of their purchase of Grace Specialty Polymers Business. When final evaluation of the amounts to be recorded for the assets and liabilities acquired is completed, using the purchase method of accounting, then the specific amounts will be reclassified within the balances presented in the Condensed Consolidated Balance Sheet. Such amounts are not expected to be material to the balances presented at December 31, 1997. Operational activity from the foregoing acquisition was included in the results of operations only since October 1, 1997 and any activity recorded for the fiscal year is expected to be non-material.

          As reported in December 1995 there was a further $15 million contingently payable for the purchase price related to the acquisition of the Electronics and Printing Division of Hercules Incorporated that would have been payable in fiscal year 2004. In the second quarter, this performance premium was fully satisfied, by the payment of $4.5 million, increasing the goodwill balance on the consolidated balance sheets since September 30, 1997 and completing the acquisition.

Note 3.   Stock Repurchase Authorization

          The Board of Directors on July 23, 1997 authorized the
          Corporation to purchase up to 100,000 shares of its common stock. At December 31, 1997, there remained authorization to purchase approximately 82,000 shares which may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

Note 4.   Earnings Per Common Share

          As of this reporting period the Corporation has adopted the Financial Accounting Standards Board Statement of
          Financial Accounting Standard No. 128, Earnings per Share (SFAS128). Comparative references to earnings per common share (EPS) and weighted average common shares outstanding have been restated to conform with the accounting change.
          The computation of basic EPS is based upon the weighted average number of outstanding common shares. The computation of diluted EPS is based upon the weighted average number of outstanding common shares plus the effect of all dilutive potential common shares that were outstanding during the period. EPS is calculated based upon net earnings available for common shareholders after deduction for preferred dividends.

ITEM 2:

                     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

The following discussion compares the results of operations for the three and nine month periods which ended December 31, 1997 to the same periods in 1996 and provides information with respect to changes in financial condition during the nine months then ended.

SALES

Total sales for the current quarter increased 16% from the same period last year from business at both existing and new accounts and were somewhat offset by a 3% unfavorable effect of foreign currency translation. Proprietary chemical sales, $71.7 million, a record for any quarter, continue to strengthen in all regions worldwide.

For the nine month period net proprietary chemical sales and overall sales both increased 6%. Foreign currency translation had a 3% unfavorable effect on the nine month period, as well, otherwise sales growth would have been 9%.

COSTS AND EXPENSES

Gross profits are up 8% for both the quarter and the six months, as compared to the like periods last year. Growth was achieved with increased proprietary sales and enhanced from the continued success of cost awareness programs. Gross profit as a percentage of sales has improved steadily over the like periods last year.

Selling, technical and administrative (ST&A) expenses were increased, 6% for the three month period and 2% for the nine month period, as compared to last year. The cost increases in the quarter, in all regions worldwide, predominately were direct selling expenses to support the business growth. Operating profits for the three and nine month periods increased 11% and 20% respectively, over the corresponding period last year. The increased operating profit results from increased proprietary sales, a lesser increase in ST&A expenses and enhanced by margin improvement in both the three and nine month period.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $49.3 million for the nine months ended December 31, 1997.

PROVISION FOR INCOME TAXES

Ongoing tax minimization strategies have brought the effective income tax rate to approximately 36.5% for the nine months ended December 31, 1997, down from 40% for the same period in 1996.

                                                        -10-
NET EARNINGS

Net earnings available to common shareholders increased 41% for the three month period and 49% for the nine month period as compared to the same periods last year. Enhanced margins and cost awareness programs, as discussed above, coupled with lower interest expense and less preferred dividends as a result of the early redemption of all of the preferred stock, led to these improved results. There was an approximate 3% unfavorable impact from foreign currency translation on both the three and nine month periods.


FINANCIAL CONDITION

Operating activities during the nine months ending December 31, 1997 resulted in a net cash inflow of $25.6 million. The cash generated was primarily used for purchases of 110,008 shares of the Corporation's common shares for a total of $7.2 million and debt repayments of $14.0 million. Additionally, cash generated from operations was used for dividends to common shareholders and capital improvements. Working Capital at December 31, 1997 was $46.9 million as compared to $46.9 million at March 31, 1997.

Capital expenditures were $3.2 million for the nine months ended
December 31, 1997 and the full year total planned expenditures of about $7.6 million for the fiscal year remains unchanged.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has a balance of $72.9 million outstanding at December 31, 1997, a five-year revolving credit facility which permits borrowings of up to $65 million, of which $49.5 million is outstanding at December 31, 1997, and an additional $100 million acquisition credit facility. The outstanding balance on the five year revolving credit facility increased a net $42.3 million during the year.

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

ITEM 5 : Other Information

5.1 As previously reported, the Corporation on September 29, 1997 completed an agreement to acquire the Board Fabrication Division of National. A press release was made August 14, 1997 which first reported that this acquisition enhances the Corporations leadership position, in photoimaging, in the Printed Circuit market. However, it is not expected to have a material impact on the immediate future earnings of the Corporation. The new business has been aggregated with the existing domestic businesses beginning October 1997.

5.2 On December 1, 1997 there was a special meeting of shareholders held at Corporate Headquarters. The following matters were approved:

       amending MacDermid's Restated Certificate of Incorporation to increase the authorized number of shares of MacDermid's common stock from 20 million to 75 million; and

       amending MacDermid's Restated Certificate of Incorporation to provide for written shareholder action by less than unanimous consent pursuant to the provisions of Section 33-698 of the Connecticut Business Corporation Act.

5.3 The Corporation has filed original listing application paperwork with the New York Stock Exchange (NYSE) for the purposes of listing on the NYSE and expects the Corporations' shares will be trading on NYSE by the end of February, as announced with a February 6, 1998 press release.


ITEM 6 : Exhibits and Reports on Form 8-K

None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  February 12, 1998                    Daniel H. Leever
                                            Daniel H. Leever
                                          Chief Executive Officer




Date: February 12, 1998                     Arthur J. LoVetere, Jr.
                                            Arthur J. LoVetere, Jr.
                                                 Vice President




Date: February 12, 1998                     Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller