Form 10-K
period 1998-03-31
MACDERMID INC
filed 1998-06-23
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C., 20549-1004
                          Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1998.
                                 OR
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 31, 1998 (based on the closing price on such date as reported on Nasdaq Stock Market) was $1,032,318,000.

  The number of shares of Registrant's Common Stock outstanding as of May 31, 1998 was 25,178,492 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Corporation's 1998 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 22, 1998 to the Corporation's stockholders in connection with the annual meeting scheduled for July 22, 1998 are incorporated herein by reference into Part III hereof.

PART I

Item 1(a)  GENERAL DEVELOPMENT OF BUSINESS

Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, "MacDermid" or the "Corporation") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing, electronics and graphic arts industries. MacDermid offers a line of horizontal processing equipment used in the production of printed circuit boards and in chemical machining, through its wholly-owned subsidiary, MacDermid Equipment, Inc. MacDermid also markets chemical supplies and equipment produced by others.

In December 1995, MacDermid acquired the assets, subject to certain liabilities of the Electronics and Printing Division of Hercules Incorporated, forming a new wholly-owned subsidiary, MacDermid Imaging Technology, Inc., for that purpose. Effective January 1, 1998, the subsidiary was disolved and all accounts of the business were merged in with MacDermid, Incorporated. The acquired business consists principally of the manufacture and sale of proprietary products including photoresists, used to imprint electrical patterns on circuit boards, and photopolymer printing, which reproduces quality graphics on package printing and in-store displays. The acquisition, accounted for as a purchase transaction, was financed, at closing, through bank borrowings and the issuance of preferred stock. On May 28, 1997 all the preferred stock was redeemed by utilizing a portion of a revolving credit facility.

The Corporation's common shares had traded on the NASDAQ stock market since 1966. The Corporation's original listing application to the New York Stock Exchange was accepted on February 26, 1998 and since that date its common shares now trade on the N.Y.S.E.

On February 6, 1998 the Corporation's Board of Directors authorized a three for one stock split. The shares were distributed on April 1, 1998 to common shareholders of record at the close of business on March 16, 1998. In the previous fiscal year, on October 21, 1996, the Board of Directors authorized a three for one stock split, as well. The shares were distributed on November 15, 1996 to common shareholders of record at the close of business on November 1, 1996.

For a description of the Corporation's business, see Item 1(c) on the following page.

Item 1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

MacDermid has one primary industry segment which is the manufacture and sale of specialty chemicals used in finishing metals and non metallic surfaces, printing and in the marketing of supplies and equipment related to the use of these chemicals.

                                                            -4-
Item 1(c) of this Report provides information concerning MacDermid's classes of products and Item 1(d) of this report includes financial information concerning operations by geographic area and on a consolidated basis. Additional information with respect to the one primary business is shown in the portions of MacDermid's 1998 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.

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

In North America, MacDermid markets its entire line of products in the United States through more than 130 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. The Corporation maintains chemical inventories at more than 20 distribution points throughout the United States which typically are leased or rented. In Vermont a wholly owned subsidiary manufactures and markets equipment in support of the proprietary chemical business. In Canada the Corporation both manufactures and markets certain of its products through MacDermid Chemicals, Inc.

In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European sales are made from inventory stock through more than 50 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland,
Spain and Switzerland. MacDermid owns and operates subsidiary manufacturing facilities in Spain and Great Britain.

In the Asia/Pacific area, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, Hong Kong, China, Japan, Korea, New Zealand, Singapore, and Taiwan, and sales are made through more than 50 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in India, Thailand, Malaysia and The Philippines directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, Australia and New Zealand.

In certain other foreign markets, MacDermid manufactures and sells certain of its proprietary chemicals and conducts research through wholly or majority owned subsidiaries. In certain countries in South America, Europe and Asia, MacDermid products are sold through distributors or manufactured and sold through licensees.

                                                         -5-
Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed primarily in conjunction with and as an aid to the sale of proprietary chemicals.


MacDermid's principal products fall into the three following classes:

(A) Chemical compounds produced by MacDermid, most of which are the result of the Corporation's own research and development and, therefore, are referred to as proprietary products;

(B)  Resale chemicals and supplies; and

(C)  Equipment, of which more than 66% is manufactured by the Corporation.

The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:

Class of Products          1998               1997             1996
Proprietary Chemicals       88%                88%               88%

Resale Chemicals
and Supplies                 5%                 6%                6%
Equipment                    7%                 6%                6%

(ii) MacDermid made a public announcement of the commercialization of an important new process technology, ViaTek. A press release, dated May 18, 1998, is incorporated by reference.

(Iii) MacDermid uses in excess of 700 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment.
     During fiscal 1998, there were no significant difficulties in obtaining raw materials essential to its business.

(Iv) During fiscal 1998, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 70 unexpired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by Registrant are important to its business and have varying remaining lives.

                                                          -6-
Although certain of MacDermid's patents are increasingly more important to its business, it believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not more, important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks which it considers to be of value in identifying MacDermid and its products. MacDermid neither holds nor has granted any franchises or concessions.


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

(Xi)   MacDermid spent approximately $12,028,000, $10,850,000 and $10,042,000 during fiscal years 1998, 1997 and 1996, respectively, on research and development activities. Substantially all research and development activities were sponsored by the Corporation, the greater percentage of which related to the development of new products.

(Xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures of approximately $8.3 million were made in fiscal 1998 and an estimated $1 million will be spent for environmental control facilities in fiscal 1999. Though difficult to predict, future spending for this purpose is likely to average more than 10% of the capital budget.


(Xiii) MacDermid employed 1,179 and 1,086 full time, regular employees as of March 31, 1998 and 1997, respectively.

Item 1(d)  FOREIGN AND DOMESTIC OPERATIONS

MacDermid's 1998 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to the Corporation's geographic segments including operating information and the effect upon shareholder's equity of the translation of foreign currency financial statements.

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

At Telford, England, two brick, concrete and steel buildings, connected by a walkway, containing a total of 43,000 square feet of manufacturing warehouse, laboratory and office space.

At Hsin Chu, Taiwan, Republic of China, two buildings of reinforced concrete totaling 30,000 square feet, located on a 1.8 acre tract, used for factory, warehouse and offices.

At Hong Kong, 30,000 square feet of office, laboratory and warehouse space in a concrete block building.

In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in Vermont, Canada, Holland, Germany, Korea, Australia, Japan, Singapore, China and several other foreign countries.

All owned and leased facilities are in good condition and are of adequate size for present business volume.

Item 3  Legal Proceedings

Legal proceedings are contained in MacDermid's 1998 Annual Report to Shareholders included as Exhibit 13 to this form 10K and incorporated by reference.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of fiscal 1998 there was a special shareholders meeting, held on December 1, 1997, at which the Corporation's security holders voted to ammend MacDermid's Restated Certificate of Incorporation which is included as exhibit 3.1 to this form 10K and incorporated by reference.

                                                         -10-
Item 4A  EXECUTIVE OFFICERS OF MACDERMID

The following is a list of the names, offices and ages (as of March 31, 1998) of all the executive officers of MacDermid, each of whom has been employed in his respective office(s) for more than five years, except as noted:

Name                         Age   Office with Registrant

Harold Leever                83    Chairman since 1977

Daniel H. Leever             49    President and Chief Executive Officer
                                   since 1990.

Arthur J. LoVetere, Jr. (1)  34    Vice President and Chief Financial Officer
                                   since December 1995.  Previously, was
                                   Director of European Operations since 1993.

Gregory M. Bolingbroke       48    Corporate Controller since April 1995.
                                   Previously, was Cost Accounting Manager
                                   since 1993.

John L. Cordani              35    Corporate Secretary since April 1995.
                                   Previously, was General Counsel since May
                                   1993. Prior to that and since 1992, he was Manager of Patents and Trademarks.

David A. Erdman              55    Vice President since November 1993.
                                   Previously, and since 1988, was Director of Quality of the Electronics Group of E.I. Dupont de Nemours, Inc.

Patricia I. Janssen          47    Vice President/Electronics and Printing
                                   since December 1995.  Previously, and since
                                   1978 she was with Hercules Incorporated, serving as general manager of the E&P Division since 1992.

Peter E. Kukanskis           51    Vice President/Technical since 1986

Gary B. Larson               58    Vice President/Research since 1981

Michael A. Pfaff             54    Vice President/Industrial Products since
                                   1984

Sharon J. Stone (2)          48    Assistant Treasurer since February 1995.
                                   Previously, she was for more than five
                                   years, and continues to be, Manager of
                                   General Accounting

Notes:
(1) Mr. LoVetere became President, ViaTek effective April 1, 1998.
(2) Ms. Stone retired effective April 1, 1998.

                                  PART II
Item 5  MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 1998 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.

Item 6  SELECTED FINANCIAL DATA

The selected financial data (Five-Year Summary) is contained in MacDermid's 1998 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 1998 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 1998 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 10  DIRECTORS AND OFFICERS

The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 22, 1998 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.

Item 11  EXECUTIVE COMPENSATION

The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 22, 1998 is incorporated herein by reference thereto.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management contained in MacDermid's Proxy Statement dated June 22, 1998 is incorporated herein by reference thereto.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY
         RELATIONSHIPS

The discussion of "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 22, 1998 is incorporated herein by reference thereto.

                                PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     (1)   Financial Statements

The consolidated financial statements and report thereon of KPMG Peat Marwick LLP, dated May 14, 1998 are contained in MacDermid's 1998 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.

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


(c)   Reports on Form 8-K

The Corporation filed a report on Form 8-K, dated January 15,1998, during the fourth quarter of fiscal 1998. This report relates to a three for one stock split on February 6, 1998 and the third quarter earnings announcement and is incorporated by reference.

              (d)   Schedules

The schedules listed above are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MACDERMID, INCORPORATED
                                     (Registrant)
                                Dated:  June 22, 1998

By   /s/ Harold Leever                       By   /s/ Daniel H. Leever
     Harold Leever                                Daniel H. Leever
     Director, Chairman                           Director, President and
                                                  Chief Executive Officer

By   /s/ Arthur J. LoVetere, Jr              By   /s/ Gregory M. Bolingbroke
     Arthur J. LoVetere, Jr.                      Gregory M. Bolingbroke
     Vice President and                           Controller and Principal
     Chief Financial Officer                      Accounting Officer

Harold Leever, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on June 22, 1998 as attorney-in-fact for the following directors of the Registrant:

Donald G. Ogilvie             Thomas W. Smith            James C. Smith

                              /s/ Harold Leever
                              Harold Leever

                          SCHEDULE II

                 MACDERMID, INCORPORATED AND SUBSIDIARIES
              Valuation and Qualifying Accounts and Reserves
                 Years ended March 31, 1998, 1997 and 1996


                Balance at       Additions                     Balance
                beginning        charged to     Deductions     at end
Description     of period        earnings                      of period

                                   1998
Allowance for
  doubtful
  receivables   $3,379,000       $  817,000     $598,000       $3,598,000
                ==========       ==========     ========       ==========

                                   1997
Allowance for
  doubtful
  receivables   $4,829,000       $   547,000    $ 1,997,000    $3,379,000
                ==========       ===========    ===========    ==========

                                   1996

Allowance for
  doubtful
  receivables   $2,859,000       $ 1,793,000    $ (177,000)    $4,829,000
                ==========       ===========    ===========    ==========





Bad debts charged off less recoveries and translation adjustments.




                               REPORT OF INDEPENDENT AUDITORS

KPMG Peat Marwick LLP  (Logo)
Certified Public Accountants

CityPlace II
Hartford, CT 06103-4103



                              REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MacDermid, Incorporated:

Under date of May 14, 1998, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended March 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                KPMG Peat Marwick LLP
May 14, 1998

                                     EXHIBIT INDEX

                              1998 FORM 10-K ANNUAL REPORT
Exhibit
No.
3.1    Restated Certificate of Incorporation, MacDermid,
       Incorporated,amended as of December 1, 1997.           By reference
       Exhibit 19 to September 30, 1991 Form 10-Q
       Quarterly Report is incorporated by reference herein.
3.2    By-Laws, amended as of November, 1984. Exhibit 3b to 1985
       Form 10-K Annual Report is incorporated by reference
       herein.                                                By reference

4.1    Credit Agreement, amended and restated, dated as of
       April 15, 1998, among MacDermid, Incorporated, the
       Banks signatory thereto and Chase Manhattan Bank,
       N.A., as Agent, is incorporated by reference herein.   By reference

10.1   MacDermid, Incorporated Special Stock Purchase Plan,
       amended as of November 1, 1992.  Exhibit 10 to
       1993 Form 10-K Annual Report is incorporated by
       reference herein.                                      By reference

10.2   MacDermid, Incorporated 1995 Equity Incentive Plan
       Exhibit 10.2 to 1995 Form 10-K Annual Report is
       Incorporated by reference herein.                      By reference

13     Portions of MacDermid's 1998 Annual Report
       to Stockholders as required by Item 8                  Attached

21     Subsidiaries of MacDermid, Incorporated                Attached

23     Independent Auditors' Consent                          Attached

24     Power of Attorney                                      Attached

27     Financial Data Schedule                                Attached