Form 10-Q
period 1998-06-30
MACDERMID INC
filed 1998-08-17
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    June 30, 1998

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

Common Stock, no par value - 25,138,068 shares as of August 1, 1998.

                            MACDERMID, INCORPORATED


                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                    Page No.
    Consolidated Condensed Balance Sheets
      June 30, 1998 and March 31, 1998                              3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Three Months
      Ended June 30, 1998 and 1997                                  5

    Consolidated Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1998 and 1997                     6

    Notes to Consolidated Condensed Financial Statements            7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          9-11


PART II.  Other Information                                         12

  Signatures                                                        13

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in Thousands of Dollars Except Share Amounts)
                                                  June 30,      March 31,
                                                    1998          1998
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  5,369      $  3,549
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $3,860 and $3,598)             73,712        72,675
    Inventories
      Finished Goods                                32,831        27,197
      Raw Materials                                 19,600        22,442
                                                  --------      --------
                                                    52,431        49,639
    Prepaid Expenses                                 2,526         2,255
    Deferred Income Tax Asset                        3,970         3,970
                                                  --------      --------
        Total Current Assets                       138,008       132,088

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $45,482 and $44,847)              41,990        42,946

Goodwill (Net of Accumulated Amortization of
  $10,424 and $6,436)                               86,965        87,856
Other Assets                                        52,578        37,370
                                                  --------      --------
        Total Assets                              $319,541      $300,260
                                                  ========      ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                  June 30,       March 31,
                                                   1998             1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  6,533         $  9,962
  Current Installments of Long-term Obligations     22,379           12,442
  Accounts and Dividends Payable                    25,313           25,105
  Accrued Expenses                                  25,134           32,784
  Income Taxes                                       8,370            5,710
                                                  --------         --------
      Total Current Liabilities                     87,729           86,003

Long-term Obligations                              116,119          103,983
Accrued Postretirement and Postemployment Benefits   4,321            4,291
Deferred Income Taxes                                  386              345
Minority Interest in Subsidiaries                       93               93

Shareholders' Equity
  Common Stock Stated Value $1 per Share            39,395           39,265
  Additional Paid-In Capital                         1,401               -
  Retained Earnings                                131,633          124,043
  Equity Adjustment From Foreign Currency
    Translation                                     (3,793)          (3,160)
  Less Cost of 14,256,410 and 14,169,582
   Common Shares in Treasury                       (57,743)         (54,603)
                                                  --------         --------
      Total Shareholders' Equity                   110,893          105,545
                                                  --------         --------
                                                  $319,541         $300,260
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                           Three Months Ended
                                              June 30,
                                            ---------------
                                            1998        1997
                                            ----        ----
Net Sales                                  $ 81,070   $ 74,720
Cost and Expenses
  Cost of Sales                              40,173     35,343
  Selling, Technical and Administrative
    Expenses/Amortization                    26,601     25,833
  Interest Income                              (183)      (144)
  Interest Expense                            2,241      1,568
  Other (Income) Expense - Net                 (237)       212
                                           --------   --------
                                             68,595     62,812
                                           --------   --------
    Earnings Before Income Taxes             12,475     11,908
Income Taxes                                  4,382      4,347
                                           --------   --------
    Net Earnings                              8,093      7,561
Preferred Dividends                              -        (309)
                                           --------   --------
 Earnings Available for
      Common Shareholders                     8,093      7,252
Retained Earnings, Beginning of
 Period                                     124,043    113,632
Cash Dividends Declared                        (503)      (414)
                                            -------   --------
Retained Earnings, End of Period           $131,633   $120,470
                                           ========   ========
Net Earnings Per Common Share - (Note 2):
  Basic                                    $0.32       $0.29
                                           =====       =====
  Diluted                                  $0.32       $0.29
                                           =====       =====
Cash Dividends Per Common Share            $0.02       $0.0167
                                           =====       =======
Weighted Average Common Shares
  Outstanding :
   Basic                                   25,149,149  24,674,156
                                           ==========  ==========
   Diluted                                 25,475,820  25,371,771
                                           ==========  ==========


See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Three Months Ended
                                                      June 30,
                                                --------------------
                                                  1998         1997
                                                  ----         ----
Net Cash Flows from Operating Activities        $ 3,098      $ 7,664

Cash Flows from Investing Activities:
  Capital Expenditures                           (1,394)        (959)
  Proceeds from Disposition of Fixed Assets          -           346
  Acquisitions/Investments of Business(Note 3)  (15,164)          -
                                                -------      -------
    Net Cash Flows Used in Investing Activities (16,558)        (613)
                                                -------      -------
Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings             (3,441)      (3,497)
  Long-Term Borrowings                           29,206       31,120
  Long-Term Repayments                           (6,969)      (2,000)
  Exercise of Stock Options                         162          482
  Purchase of Treasury Shares                    (3,140)          -
  Dividends Paid                                   (503)        (414)
  Preferred Stock Redemption                          -      (32,745)
                                                -------      -------
    Net Cash Flows from/(used in)
     Financing Activities                        15,315       (7,054)

Effect of Exchange Rate Changes on Cash             (35)        (113)
    and Cash Equivalents                        -------      -------

Net Increase/(Decrease) in Cash and
    Cash Equivalents                              1,820         (116)
Cash and Cash Equivalents at Beginning of Year    3,549        6,530
                                                -------      -------
Cash and Cash Equivalents at End of Period      $ 5,369      $ 6,414
                                                =======      =======

Cash Paid for Interest                          $ 2,105      $ 1,526
                                                =======      =======

Cash Paid for Income Taxes                      $ 1,243      $ 3,210
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The March 31, 1998 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three month periods ended June 30, 1998 and 1997 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's 1998 Annual Report.


Note 2.   Earnings Per Common Share

          The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, Earnings per Share(SFAS128). Comparative references to earnings per common share (EPS) and weighted average common shares outstanding have been restated to conform with the accounting change. The computation of basic EPS is based upon the weighted average number of outstanding common shares. The computation of diluted EPS is based upon the weighted average number of outstanding common shares plus the effect of all dilutive potential common shares that were outstanding during the period. EPS is calculated based upon net earnings available for common shareholders after deduction for preferred dividends. In addition, all prior year per share amounts (as well as number of common shares and dividends per common share) have been restated to give retroactive effect to a stock split as of March 16, 1998.

Note 3.   Acquisitions and Investments

          On April 28, 1998 a subsidiary of the Corporation acquired a 30% interest in an Italian specialty chemical company.
          Additionally, there was an investment made in a joint venture, results of which are not expected to be material. These transactions will be recognized under equity accounting. Also, a small industrial products company was acquired under purchase accounting. Collectively, this activity is not material to the financial position or results of operations of the Corporation.

ITEM 2:

                     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


The following discussion compares the results of operations for the three month period which ended June 30, 1998 to the same period in 1997 and provides information with respect to changes in financial condition during the three months then ended.

SALES

Total sales for the current quarter increased 8% from the same period last year. Proprietary chemical sales for the current quarter, $69 million, strengthened in all geographic locations worldwide, however, a 4% unfavorable effect of foreign currency translation cut the reported proprietary sales growth in half, to an increase of 4% over the same period last year.

COSTS AND EXPENSES

Gross profits are up 4% for the quarter as compared to the same period last year. Gross profit as a percentage of sales, this quarter, was somewhat less than the like period last year due to a larger amount of equipment sales, this quarter, for which margins are much lower than proprietary business.

Selling, technical and administrative (ST&A) expenses were 3% increased for the three month period as compared to last year. The cost increases in the quarter, in all regions worldwide, predominately were direct selling expenses to support the business growth, and, to a lesser degree to establish a market presence for the new ViaTek technology. Operating profits for the three month period increased 6% over the corresponding period last year. The increased operating profit results from increased proprietary sales with a lesser increase in ST&A expenses resulting from cost awareness initiatives and assuaged by foreign currency translation rates.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $17.2 million for the three months ended June 30, 1998.

PROVISION FOR INCOME TAXES

Ongoing tax minimization strategies have brought down the effective income tax rate to approximately 35.5% for the quarter ended June 30, 1998, from approximately 36.5% for the same period in 1997. To a lesser degree, equity earnings recorded this quarter have further favorably impacted the effective tax rate.

NET EARNINGS

Net earnings available to common shareholders increased 12% for the quarter when compared to the same period last year. Increased interest expense (tax deductible) was nearly offset by less preferred dividends (not tax deductible). There was no measurable impact on earnings from foreign currency translation between the three month periods.


FINANCIAL CONDITION

Operating activities during the three months ending June 30, 1998 resulted in a net cash inflow of $3.1 million. The cash generated, together with cash balances on hand, was primarily used for purchases of 86,828 shares of the Corporation's common shares for a total of $3.1 million, capital improvements and dividends to common shareholders. Working Capital at June 30, 1998 was $50.3 million as compared to $46.1 million at March 31, 1998.

Capital expenditures were $1.4 million for the three months ended June 30, 1998 and are in line with the full year total planned expenditures of approximately $8.0 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has a balance of $66.2 million outstanding at June 30, 1998, a five-year revolving credit facility which permits borrowings of up to $65 million and an additional $100 million acquisition credit facility, of which $72.0 million is outstanding at June 30, 1998. The outstanding balance on the credit facilities increased a net $22.1 million during the year, the borrowings were made for acquisition and investment opportunities.

MacDermid's other credit facilities, which presently total approximately $33 million, the $65 million revolving credit facility and the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

New Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.131). SFAS No.131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected segment information in interim financial reports. SFAS No.131 is effective for fiscal years beginning after December 15, 1997. The Corporation is currently evaluating the requirements of SFAS No.131 and believes that the adoption of the statement, for its 1999 annual financial statements, will not have a material impact on previously reported information.

Year 2000 Conversion

The Corporation has implemented a plan for evaluating the risks and costs associated with the year 2000 conversion. Based on the Corporation's ongoing evaluation, management currently believes that the costs to achieve year 2000 compliance will not result in costs significantly different from historical levels of expenditure. The Corporation intends to continue communication with its customers, suppliers, financial institutions and others which it does business to ensure that the year 2000 issues will be resolved in a timely manner. If necessary modifications by those with which the Corporation does business are not completed timely, the year 2000 conversion may have a material adverse effect on the Corporation's consolidated financial position and results of operations.

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


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  August 14, 1998                      Daniel H. Leever
                                            Daniel H. Leever
                                          Chief Executive Officer





Date: August 14, 1998                       Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller