Form 10-Q
period 1998-09-30
MACDERMID INC
filed 1998-11-12
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    September 30, 1998

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

Common Stock, no par value - 25,136,349 shares as of November 1, 1998.

                            MACDERMID, INCORPORATED


                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      September 30, 1998 and March 31, 1998                             3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Six Months and Three Months
      Ended September 30, 1998 and 1997                                   5

    Consolidated Condensed Statements of Cash Flows -
      Six Months Ended September 30, 1998 and 1997                        6

    Notes to Consolidated Condensed Financial Statements                7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             9-13


PART II.  Other Information                                              14

  Signatures                                                             15

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                 September 30,  March 31,
                                                    1998          1998
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  3,383      $  3,549
    Available-For-Sale Securities                   15,387         4,729
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $4,392 and $3,598)             77,961        72,675
    Inventories
      Finished Goods                                33,880        27,197
      Raw Materials                                 17,609        22,442
                                                  --------      --------
                                                    51,489        49,639
    Prepaid Expenses                                 2,219         2,255
    Deferred Income Tax Asset                        3,980         3,970
                                                  --------      --------
        Total Current Assets                       154,419       136,817

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $46,960 and $44,847)              40,787        42,946

Goodwill (Net of Accumulated Amortization of
   $11,580 and $9,495)                              86,185        87,856
Other Assets (Note 2)                               52,028        32,641
                                                  --------      --------
        Total Assets                              $333,419      $300,260
                                                  ========      ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                September 30,      March 31,
                                                   1998             1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  5,328         $  9,962
  Current Installments of Long-term Obligations     22,345           12,442
  Accounts and Dividends Payable                    25,661           25,105
  Accrued Expenses                                  26,577           32,784
  Income Taxes                                       8,335            5,710
                                                  --------         --------
      Total Current Liabilities                     88,246           86,003

Long-term Obligations                              121,373          103,983
Accrued Postretirement and Postemployment Benefits   4,358            4,291
Deferred Income Taxes                                  454              345
Minority Interest in Subsidiaries                       82               93

Shareholders' Equity
  Common Stock Stated Value $1 per Share            39,393           39,265
  Additional Paid-In Capital                         1,415               -
  Retained Earnings                                139,783          124,043
  Comprehensive Income Equity Adjustments:(Note 3)
   Cumulative Foreign Currency Translation          (2,602)          (3,160)
   Available-for-Sale Securities Holding Loss       (1,340)               -
  Less Cost of 14,256,410 and 14,169,582 Common
    Shares in Treasury (Note 4)                    (57,743)         (54,603)
                                                  --------         --------
      Total Shareholders' Equity                   118,906          105,545
                                                  --------         --------
                                                  $333,419         $300,260
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                        Six Months Ended   Three Months Ended
                                          September 30,         September 30,
                                        ----------------   ------------------
                                        1998       1997       1998      1997
                                        ----       ----       ----      ----
Net Sales                              $166,928  $149,723   $ 85,859 $ 75,003
Cost and Expenses:
  Cost of Sales                          84,826    71,321     44,654   35,978
  Selling, Technical and Administrative
    Expenses/Amortization                52,548    51,165     25,947   25,331
  Interest Income                          (389)     (242)      (206)     (99)
  Interest Expense                        4,665     3,450       2,424   1,881
  Other (Income) Expense - Net             (406)      546        (169)    337
                                       --------   -------    -------- --------
                                        141,244   126,240      72,650  63,428
                                       --------  --------    -------- --------
    Earnings Before Income Taxes         25,684    23,483      13,209  11,575
Income Taxes                              8,938     8,571       4,556   4,224
                                       --------  --------    -------- --------
    Net Earnings                         16,746    14,912       8,653   7,351
Preferred Dividends                          -       (309)          -       -
                                       --------  --------    -------- --------
 Earnings Available for
      Common Shareholders                16,746    14,603       8,653   7,351
Retained Earnings, Beginning of
 Period                                 124,043   113,632     131,633 120,470
Cash Dividends Declared                  (1,006)     (832)       (503)   (418)
                                        -------  --------    -------- --------
Retained Earnings, End of Period       $139,783  $127,403    $139,783 $127,403
                                       ========  ========    ======== ========
Net Earnings Per Common Share (Note 5)
  Basic                                $0.67     $0.59       $0.34    $0.29
                                       =====     =====       =====    =====
  Diluted                              $0.66     $0.58       $0.34    $0.29
                                       =====     =====       =====    =====
Cash Dividends Per Common Share        $0.04     $0.0334     $0.02    $0.0167
                                       =====     =======     =====    =======
Weighted Average Common Shares
  Outstanding :
   Basic                           25,142,902 24,858,961 25,136,723 25,041,757
                                   ========== ========== ========== ==========
   Diluted                         25,445,589 25,545,096 25,415,425 25,716,411
                                   ========== ========== ========== ==========

See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Six Months Ended
                                                      September 30,
                                                --------------------
                                                  1998         1997
                                                  ----         ----
Net Cash Flows from Operating Activities        $14,660      $19,029

Cash Flows from Investing Activities:
 Capital Expenditures                            (2,633)      (1,939)
 Proceeds from Disposition of Fixed Assets           39          588
 Purchase of Available-for-Sale Securities      (12,821)           -
 Acquisitions/Investments in Businesses(Note 2) (17,563)     (22,000)
                                                 -------      -------
    Net Cash Flows Used in Investing Activities (32,978)     (23,351)
                                                -------      -------
Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings             (4,267)         741
  Long-Term Borrowings                           42,140       47,940
  Long-Term Repayments                          (15,815)      (7,245)
  Exercise of Stock Options                         162        1,690
  Purchase of Treasury Shares                    (3,140)      (6,937)
  Dividends Paid                                 (1,006)        (832)
  Preferred Stock Redemption                          -      (32,745)
                                                -------      -------
    Net Cash Flows From/Used in
     Financing Activities                        18,074        2,612

Effect of Exchange Rate Changes on Cash              78         (132)
    and Cash Equivalents                        -------      -------

    Net Decrease in Cash and Cash Equivalents      (166)      (1,842)
Cash and Cash Equivalents at Beginning of Year    3,549        6,530
                                                -------      -------
    Cash and Cash Equivalents at End of Period  $ 3,383      $ 4,688
                                                =======      =======

Cash Paid for Interest                          $ 4,358      $ 3,340
                                                =======      =======

Cash Paid for Income Taxes                      $ 5,176      $ 7,031
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The March 31, 1998 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated. The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the six month and three month periods ended September 30, 1998 and 1997 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in MacDermid's (the Corporation) 1998 Annual Report. Certain amounts on the Consolidated Condensed Balance Sheets have been restated to conform with the current fiscal year presentation.

Note 2.   Acquisitions and Investments

          On April 28, 1998 a subsidiary of the Corporation acquired a 30% investment in an Italian specialty chemical company. Additionally, there was investment made in a joint venture, results of which are not expected to be material. These transactions will be recognized under equity accounting. Also, two separate small industrial products companies were acquired under purchase accounting. Collectively, this activity is not currently material to the financial position or results of operations of the Corporation.

Note 3.   Comprehensive Income

          As of April 1, 1998, the Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS130).
          SFAS130 established standards for reporting and display of comprehensive income and its components in the finical statements. Tax is provided for at the effective rate of the jurisdiction under which the other comprehensive income (loss) arises. A tax benefit in the amount of $822 was provided for the period ended
          September 30, 1998. The Corporation does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the six month and three month periods ended September 30, 1998 and 1997 are as follows:


                                      Six Months Ended     Three Months Ended
                                        September 30,        September 30,
                                       1998       1997       1998      1997
      Net Earnings                     $16,746    $14,603    $8,653    $7,351
      Other Comprehensive Income:
       Cumulative Foreign Currency
        Translation Adjustment             558       (979)    1,190      (845)
       Available-for-Sale Securities
        Holding Loss, net of tax        (1,340)         -    (1,340)        -
                                       -------    -------    ------    ------
       Comprehensive Income            $15,964    $13,624    $8,503    $6,506
                                       -------    -------    ------    ------

Note 4.   Stock Repurchase Authorization

          On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

Note 5.   Earnings Per Common Share

          The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS128), as of December 31, 1997. Comparative references to earnings per common share (EPS) and weighted average common shares outstanding have been restated to conform with the accounting change. The computation of basic EPS is based upon the weighted average number of outstanding common shares. The computation of diluted EPS is based upon the weighted average number of outstanding common shares plus the effect of all dilutive potential common shares that were outstanding during the period. EPS is calculated based upon net earnings available for common shareholders after deduction for preferred dividends. In addition, all prior year per share amounts (as well as number of common shares and dividends per common share) have been restated to give retroactive effect to a stock split as of March 16, 1998.

                                                       -9-
ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and six month periods which ended September 30, 1998 to the same periods in 1997 and provides information with respect to changes in financial condition during the six months then ended.

SALES

Total sales for the current (second) quarter, $85.9 million, increased 14% from $75.0 million for the same period last year. For the current fiscal year, the second quarter sales were a 6% improvement over the first quarter. Proprietary chemical sales, 6% increased over the same period last year, strengthened in all geographic regions worldwide and were complimented by increased equipment sales to electronics customers, particularly in North America. Foreign currency translation had a relatively minimal effect, reducing reported sales by $2.3 million, or 3%, for the quarter as compared to the same period last year.

For the six month period net proprietary chemical sales increased 5% while overall sales, $166.9 million, are up 12% from $149.7 million for the same period last year. Foreign currency translation had the effect of reducing reported sales $5.0 million, or 3%, for the six month period.

COSTS AND EXPENSES

Gross profits are up 6% for the quarter and 5% for the six months as compared to the like periods last year. Growth was achieved by the continued advancement of proprietary chemical sales enhanced by increased equipment sales. Gross profit as a percentage of sales is somewhat less than the three and six month periods last year due to the incremental equipment business for which margins are typically much lower than proprietary business.

Selling, technical and administrative (ST&A) expenses are 2% increased for both the quarter and six month period as compared to the similar periods last year. Foreign currency translation had the effect of reducing the reported increase by approximately 3% in both periods. Additional ST&A was incurred in support of business growth and, to a lesser extent, to establish market presence for new technologies. ST&A as a percentage of sales this year approximated 31% as compared to 34% last year for both the three and six month periods. Operating profits for the three and six month periods increased 11% and 9%, respectively, over the corresponding periods last year. The increased operating profit results from increased sales coupled with a lesser increase in costs and expenses supporting new business and investment in growth strategies, in both the three and six month periods.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $35.3 million for the six months ended September 30, 1998 as compared to $32.6 million for the same period last year.

                                                        -10-
PROVISION FOR INCOME TAXES

Ongoing tax minimization strategies and, to a lesser degree, equity earnings recorded this year have brought down the effective income tax rate to approximately 34.8% for the six months ended September 30, 1998, from approximately 36.5% for the same period in 1997.


NET EARNINGS

Net earnings available to common shareholders increased 18% for the three month period and 15% for the six month period as compared to the similar periods last year despite increased interest expense, up 24% and 33% for the three and six month periods, respectively, on borrowings for acquisitions and equity investments made during the present year.


FINANCIAL CONDITION

Operating activities during the six months ending September 30, 1998 resulted in a net cash inflow of $14.7 million. The cash generated, together with cash balances on hand, was primarily used for debt repayments of $15.8 million. Additionally, cash generated from operations was used for dividends to common shareholders and capital improvements. There were purchases of 86,828 shares of the Corporation's common shares for a total of $3.1 million. Working Capital at September 30, 1998 was $66.2 million as compared to $50.8 million at March 31, 1998.

Capital expenditures were $2.6 million for the six months ended September 30, 1998 and are in line with the full year total planned expenditures of approximately $8.0 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a seven-year term loan which has a balance of $63.1 million outstanding at September 30, 1998, a five-year revolving credit facility which permits borrowings of up to $65 million and an additional $100 million acquisition credit facility, of which $80.3 million is outstanding at September 30, 1998. The outstanding balance on the credit facilities increased a net $30.4 million during the year, the borrowings were made for acquisition and investment opportunities.

MacDermid's other credit facilities, which presently total approximately $33 million, together with the revolving credit facilities and the Corporation's cash flows from operations are adequate to fund expected working capital and capital expenditures.

New Accounting Pronouncements


The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS131). SFAS131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected segment information in interim financial reports. SFAS131 is effective for fiscal years beginning after December 15, 1997. FASB also issued Statement of Financial Accounting Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). SFAS133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. SFAS133 is effective for fiscal years beginning after June 15, 1999. The Corporation is currently evaluating the requirements of both SFAS131 and SFAS133 and believes that the adoption of these statements will not have a material impact on previously reported information.



Year 2000 Conversion


Computer programs which recognize only two digits, rather than four digits, to define the applicable year will be at risk for possible miscalculations, classification errors or system failures. The Corporation has implemented a plan for evaluating and minimizing the risks and costs associated with the Year 2000. Costs associated with the Year 2000 compliance are immaterial and have been expensed to the ongoing information systems operations as incurred. The cost of Year 2000 remediation continues to be absorbed within the total costs for the general operation of the information systems which are expected to continue at the historical levels of approximately $2 million annually. Based on present assessment of the systems of the Corporation and its suppliers and customers, the cost of addressing the Year 2000 issues is not currently expected to have a material adverse impact on the financial position, results of operations or cash flows, in future periods, of the Corporation. However, if the Corporation or its suppliers and customers are unable to resolve such issues in a timely manner the Corporations' financial condition and results of operations could be adversely affected. Accordingly, the Corporation is seriously attempting to reach millennium compliance, particularly, in the areas of: Information Systems, Suppliers and Customers, Manufacturing and Facilities and Contingency Planning. The present status of MacDermid's millennium compliance is explained below.


     Information Systems


All worldwide computer systems have been inventoried. The US network systems and personal computer systems are currently being tested and are expected to be in compliance by the end of 1998. The software package that controls the supply chain (purchasing, manufacturing, order processing, billing and shipping) has been verified by the ITAA*2000 Certification Program to be presently compliant. Certifications have been received from the suppliers of the human resource and payroll systems and those assurances are in the process of being tested. In addition, all systems worldwide have been similarly reviewed and compliant systems are expected to be in place at each location by the end of 1998, as well.


     Suppliers and Customers


The Corporation has identified substantially all its key suppliers and asked them for assurance of compliance through direct interviews and survey mailings. A follow-up effort to those which have not communicated a readiness at this time is in process, while, alternate suppliers are identified should the Year 2000 prove to be an obstacle for any present supplier. The design of company manufactured equipment that is operating at some customer locations has been reviewed for date controls. It is believed that there are no such controls which could be adversely affected by the Year 2000. No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on its business.


     Manufacturing and Facilities


The core manufacturing process is not automated. Certain non-material support processes have computer systems that are presently being evaluated and tested and are expected to be updated and in compliance by the end of 1998. None of the support systems are expected to be able to cause a disruption to the business should an undetected issue arise. All facilities have been reviewed and inventoried. Some facilities have certain systems which use date functions for which upgrades have been made available through present suppliers. Phones and voice mail systems have been made compliant. Security, fire, heating, cooling and related systems are expected to be made compliant by the end of 1998. Should utility providers not sufficiently resolve their own Year 2000 issues the uninterrupted operation of the Corporation may be adversely affected.

     Contingency Planning


As the Corporation continues to address the Year 2000 issues, primarily using internal resources, other areas for concern may arise. It is understood those with which the Corporation conducts business face those same issues and uncertainties. To handle the most reasonably likely worst case scenarios the Corporation has subscribed to national disaster recovery programs for potential computer systems or utilities service interruptions. Further, all computerized processes for the supply chain are backed by manual procedures. These procedures are in place at the present time and paper forms are readily available on hand and can be used for a reasonable period of time. It is estimated there would be approximately between 200 to 300 key suppliers and the similar number of key customers should this course prove necessary. Alternate suppliers have been identified should the Corporation be faced with the need to source differently from the arrangements presently in place. Ongoing planning and testing is being conducted in order to prevent these scenarios and additional cost that would be associated with them.



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

PART II.  OTHER INFORMATION

ITEM 2 : Changes in the Rights of Security Holders

                    None.


ITEM 5 : Other Information

5.1 The Corporation issued a press release on October 26, 1998 to announce a cash tender offer for the acquisition of the whole of the ordinary share capital, not already owned by MacDermid, of W. Canning Plc. The offer, if fully subscribed, is valued at approximately $150 million at present currency exchange rates and is expected to close before the end of 1998. There is committed financing provided by NationsBank N.A., a subsidiary of BankAmerica Corporation.

ITEM 6 : Exhibits and Reports on Form 8-K

                    None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  November 12, 1998                    Daniel H. Leever
                                            Daniel H. Leever
                                          Chairman and Chief Executive
                                                   Officer







Date: November 12, 1998                     Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller