Form 10-Q
period 1998-12-31
MACDERMID INC
filed 1999-02-12
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    December 31, 1998

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

Common Stock, no par value - 25,136,349 shares as of February 1, 1999.

                            MACDERMID, INCORPORATED


                                   INDEX

PART I.  Financial Information

  Item 1.  Financial Statements

                                                                Page No.
    Consolidated Condensed Balance Sheets
      December 31, 1998 and March 31, 1998                              3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Nine Months and Three Months
      Ended December 31, 1998 and 1997                                    5

    Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended December 31, 1998 and 1997                        6

    Notes to Consolidated Condensed Financial Statements               7-10

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            11-15


PART II.  Other Information                                              16

  Signatures                                                             17

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands of dollars except share amounts)
                                                 December 31,  March 31,
                                                    1998          1998
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $ 31,188      $  3,549
    Available-For-Sale Securities                      846         4,729
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $7,584 and $3,598)            110,043        72,675
    Inventories
      Finished Goods                                30,213        27,197
      Raw Materials                                 22,415        22,442
                                                  --------      --------
                                                    52,628        49,639
    Prepaid Expenses                                 3,919         2,255
    Deferred Income Tax Asset                        3,982         3,970
                                                  --------      --------
        Total Current Assets                       202,606       136,817

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $48,532 and $44,847)              63,466        42,946

Goodwill (Net of Accumulated Amortization of
   $12,683 and $9,495) (Note 2)                    210,464        87,856
Other Assets                                        53,088        32,641
                                                  --------      --------
        Total Assets                              $529,624      $300,260
                                                  ========      ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                December 31,      March 31,
                                                   1998             1998
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  3,544         $  9,962
  Current Installments of Long-term Obligations     24,089           12,442
  Accounts and Dividends Payable                    38,155           25,105
  Accrued Expenses                                  56,826           32,784
  Income Taxes                                      13,785            5,710
                                                  --------         --------
      Total Current Liabilities                    136,399           86,003

Long-term Obligations (Note 3)                     258,186          103,983
Accrued Postretirement and Postemployment Benefits   4,387            4,291
Deferred Income Taxes                                  525              345
Minority Interest in Subsidiaries                       82               93

Shareholders' Equity
  Common Stock Stated Value $1 per Share            39,393           39,265
  Additional Paid-In Capital                         1,540               -
  Retained Earnings                                148,615          124,043
  Comprehensive Income Equity Adjustments:(Note 4)
   Cumulative Foreign Currency Translation          (1,511)          (3,160)
   Available-for-Sale Securities Holding Loss         (249)               -
  Less Cost of 14,256,410 and 14,169,582 Common
    Shares in Treasury (Note 5)                    (57,743)         (54,603)
                                                  --------         --------
      Total Shareholders' Equity                   130,045          105,545
                                                  --------         --------
                                                  $529,624         $300,260
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                       Nine Months Ended   Three Months Ended
                                          December 31,         December 31,
                                        ----------------   ------------------
                                        1998       1997       1998      1997
                                        ----       ----       ----      ----
Net Sales                              $263,644  $233,672  $ 96,716  $ 83,869
Cost and Expenses:
  Cost of Sales                         133,532   113,766    48,707    42,458
  Selling, Technical and Administrative
    Expenses/Amortization                84,009    78,709    31,459    27,452
  Interest Income                          (797)     (359)     (408)     (117)
  Interest Expense                        8,086     5,571     3,421     2,121
  Other (Income) Expense - Net             (792)      471      (385)      (76)
                                       --------   -------  --------  ---------
                                        224,038   198,158    82,794    71,838
                                       --------  --------  --------  ---------
    Earnings Before Income Taxes         39,606    35,514    13,922    12,031
Income Taxes                             13,526    12,962     4,588     4,391
                                       --------  --------  --------  ---------
    Net Earnings                         26,080    22,552     9,334     7,640
Preferred Dividends                          -       (309)        -        -
                                       --------  --------  --------  ---------
 Earnings Available for
      Common Shareholders                26,080    22,243     9,334     7,640
Retained Earnings, Beginning of
 Period                                 124,043   113,632   139,783   127,403
Cash Dividends Declared                  (1,508)   (1,250)     (502)     (418)
                                        -------  --------  --------  ---------
Retained Earnings, End of Period       $148,615  $134,625  $148,615  $134,625
                                       ========  ========  ========  ========
Net Earnings Per Common Share (Note 6)
  Basic                                $1.04     $0.89       $0.37    $0.30
                                       =====     =====       =====    =====
  Diluted                              $1.03     $0.87       $0.37    $0.30
                                       =====     =====       =====    =====
Cash Dividends Per Common Share        $0.06     $0.05       $0.02    $0.0167
                                       =====     =====       =====    =======
Weighted Average Common Shares
  Outstanding :
   Basic                           25,140,710 24,937,851 25,136,349 25,096,499
                                   ========== ========== ========== ==========
   Diluted                         25,433,675 25,503,759 25,415,922 25,421,952
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

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (In Thousands of Dollars)


                                                  Nine Months Ended
                                                      December 31,
                                                --------------------
                                                   1998         1997
                                                   ----         ----
Net Cash Flows from Operating Activities         $41,603      $25,570

Cash Flows from Investing Activities:
 Capital Expenditures                             (4,043)      (3,205)
 Proceeds from Disposition of Fixed Assets            60          639
 Purchase/Sale of Available-for-Sale Securities     (262)           -
 Acquisitions/Investments in Businesses(Note 2) (169,535)     (25,130)
                                                  -------      -------
    Net Cash Flows Used in Investing Activities (173,780)     (27,696)
                                                 -------      -------
Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings - net        (6,583)        (451)
  Long-Term Borrowings                           317,175       53,622
  Long-Term Repayments                          (146,566)     (13,990)
  Exercise of Stock Options                          162        1,690
  Purchase of Treasury Shares                     (3,140)      (7,196)
  Dividends Paid                                  (1,508)      (1,250)
  Preferred Stock Redemption                           -      (32,745)
                                                 -------      -------
    Net Cash Flows From/Used in
     Financing Activities                        159,540         (320)

Effect of Exchange Rate Changes on Cash              276         (251)
    and Cash Equivalents                         -------      -------

    Net Decrease in Cash and Cash Equivalents     27,639       (2,697)
Cash and Cash Equivalents at Beginning of Year     3,549        6,530
                                                 -------      -------
    Cash and Cash Equivalents at End of Period   $31,188      $ 3,833
                                                 =======      =======

Cash Paid for Interest                           $ 6,458      $ 5,177
                                                 =======      =======

Cash Paid for Income Taxes                       $ 8,451      $ 9,340
                                                 =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The March 31, 1998 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the nine month and three month periods ended December 31, 1998 and 1997 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1998 Annual Report. Certain amounts on the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Earnings and Retained Earnings have been restated to conform with the current fiscal year presentation.

Note 2.   Acquisitions and Investments

          On December 2, 1998, the Corporation closed its cash tender offer thereby acquiring approximately 95% of the outstanding share capital of W. Canning plc. (Canning). The Corporation acquired all remaining shares of Canning through a statutory compulsory procedure which was completed February 5, 1999.

          The cash purchase price and related costs, totaling $164.4 million, was obtained on behalf of the Corporation's wholly owned subsidiary, MacDermid (UK) Limited which will hold the investment, through borrowings from NationsBank N.A., a subsidiary of BankAmerica Corporation, as administrative agent and a lender under a combined revolving loan, US Dollar term loan and Pound Sterling term loan agreement.

          The Consolidated Condensed Balance Sheets display increased assets and liabilities, primarily as a result of the inclusion of amounts for Canning. The amounts recorded for the assets and liabilities acquired, using the purchase method of accounting, results in an approximate 50% increase in the Corporation's total assets which are subject to adjustment whenever final evaluations are completed. Any such adjustments are not expected to be materially different from the amounts presented. One month of Canning activity is included in the results of operations for the three and nine month periods ended December 31, 1998.

          Canning, based in Birmingham, England, is an international specialty chemical company, similar to the Corporation, operating various facilities for manufacturing and research. Canning has operations predominately in Europe and North America and, to a lesser extent, in Asia. Canning operates in four principle product groupings; Surface Finishing with emphasis in plating technologies, Synthetic Lubricants and Fluids for the offshore oil industry, Sealants and Adhesives used by component manufacturers and Additives for fuel, water and waste treatment industries.

          On April 28, 1998 a subsidiary of the Corporation acquired a 30% investment in an Italian specialty chemical company. Additionally, there was a separate investment made in a joint venture. These investments will be recognized under equity accounting, results of which are not expected to be material. The assets of two separate small industrial products companies were acquired under purchase accounting, which collectively is not currently material to the financial position or results of operations of the Corporation, in addition to the other transactions described above.

Note 3.   Long-Term Obligations

          Long-term borrowings from a group of banks consist of US Dollar six-year term loans in the principle amount of $200.3 million and a Pound Sterling term loan in the principle amount of Pound Sterling 45 million (at the December 31, 1998 balance sheet exchange rate of Pound Sterling 1.66:$1 which is equivalent to $74.7 million). The loans bear interest at a variable rate based on a ratio of the Corporation's debt to earnings before certain expenses and which falls in a range of 0.75% to 1.75% above the quarter end London interbank market rate (LIBOR). The US LIBOR, for the US Dollar term loan, was 5.22% and the UK LIBOR, for the Pound Sterling term loan, was 6.43% at December 16, 1998. The Corporation has entered into interest rate swap agreements with a group of banks for the purpose of reducing its exposure to possible future changes in interest rates. The effective interest rate on all borrowings at December 31, 1998 was 6.9%. Under the loans, the most restrictive covenants provide that: earnings before interest and taxes as a ratio of interest must be greater than 2.5 to 1 and consolidated net worth must be at least $103 million. Commitment fees are variable, ranging from 25.0 to 37.5 basis points.

          The US Dollar term loan and Pound Sterling term loan principles are to be paid in quarterly installments over a six year period beginning June 30, 1999. Annual principle repayments, for each, by fiscal year are as follows:

                   2000      $ 20,030,000     Pound  4,500,000
                   2001        23,672,000            5,318,000
                   2002        32,776,000            7,364,000
                   2003        43,702,000            9,818,000
                   2004        44,612,000           10,023,000
                Thereafter     35,508,000            7,977,000
                            -------------     ----------------
                    Total   $ 200,300,000     Pound 45,000,000
                            -------------     ----------------

          Further details are in the Credit Agreement which has been filed with the Corporation's Form 8-K filed on December 17, 1998.

Note 4.   Comprehensive Income
          As of April 1, 1998, the Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS130). SFAS130 established standards for reporting and display of comprehensive income and its components in the financial statements. Tax is provided for at the effective rate of the jurisdiction under which the other comprehensive income (loss) arises. At December 31, 1998, accrured income tax liability includes a benefit in the amount of $153. The Corporation does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the nine month and three month periods ended December 31, 1998 and 1997 are as follows:


                                      Nine Months Ended    Three Months Ended
                                        December 31,       December 31,
                                       1998       1997      1998      1997
      Net Earnings                     $26,080    $22,243   $ 9,334   $ 7,640
      Other Comprehensive Income:
       Cumulative Foreign Currency
        Translation Adjustment           1,649     (3,009)    1,091    (2,030)
       Available-for-Sale Securities
        unrealized (loss)/gain,
        net of tax                        (249)         -     1,091         -
                                       -------    -------    ------    ------
       Comprehensive Income            $27,480    $19,234   $11,516   $ 5,610
                                       -------    -------    ------    ------

                                                           -10-
Note 5.   Stock Repurchase Authorization

          On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. At December 31, 1998, there remained authorization to purchase approximately 995,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

Note 6.   Earnings Per Common Share

          The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS128), as of December 31, 1997. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive potential common shares that were outstanding during the period. Earnings per share is calculated based upon net earnings available for common shareholders after deduction for preferred dividends. In addition, all prior year per share amounts (as well as number of common shares and dividends per common share) have been restated to give retroactive effect to a stock split as of February 6, 1998.

ITEM 2:

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

The following discussion compares the results of operations for the three and nine month periods which ended December 31, 1998 to the same periods in 1997 and provides information with respect to changes in financial condition during the nine months then ended.

SALES

Total sales for the current quarter, $96.7 million, increased $12.8 million, or 15% from $83.9 million for the same period last year. There was sales revenue, in the amount $10.8 million, representing one month from the Canning business included in the current fiscal period. Excluding the business acquired, proprietary chemical sales increased 3% over the same period last year. With the exception of a soft domestic electronics market, all geographic regions worldwide continue to sustain strengthening proprietary business. Foreign currency translation had a relatively minimal effect, increasing reported sales by $0.5 million, or less than 1%, for the quarter as compared to the same period last year.

For the nine month period overall sales, $263.6 million (including $10.8 million for one month Canning business), are up 13% from $233.7 million for the same period last year. Net proprietary chemical sales (excluding Canning) increased 4% over the same nine month period last year. Foreign currency translation had the effect of reducing reported sales $4.5 million, or 2%, for the nine month period.


COSTS AND EXPENSES

Gross profits are up 16% for the quarter and 9% for the nine months as compared to the like periods last year. The acquired Canning operations raised gross profits 13% and 5% for the quarter and nine month periods, respectively. The balance of the growth was achieved by the continued advancement of proprietary chemical sales enhanced by increased equipment sales. Gross profit as a percentage of sales when compared to the similar periods last year is flat with the three month period while somewhat less than the nine month period due to incremental equipment business for which margins are typically much lower than proprietary business.

Selling, technical and administrative (ST&A) expenses, before ST&A associated with the Canning business, are somewhat flat with both the quarter and nine month period as compared to the similar periods last year. The incremental ST&A from the acquired Canning operations results in total ST&A increases of 14% for the quarter and 6% for the nine month period as compared to the similar periods last year. ST&A incurred in support of business growth and to a lesser extent to establish market presence for new technologies was somewhat offset by certain focused cost reductions and also by changes in foreign currency translation which had the effect of reducing the reported increase by approximately 2% for the nine month period. ST&A as a percentage of sales for the three month period is approximately 33%, the same as the like period last year, while 32% this year as compared to 34% last year, for the nine month period. Operating profits for the three and nine month periods increased 19% and 13%, respectively, over the corresponding periods last year. The increased operating profit results from increased sales coupled with a lesser increase in costs and expenses supporting new business and investment in growth strategies, in both the three and nine month periods.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $55.5 million for the nine months ended December 31, 1998 as compared to $48.9 million for the same period last year.

PROVISION FOR INCOME TAXES

Ongoing tax minimization strategies and, to a lesser degree, equity earnings recorded this year have brought down the effective income tax rate to approximately 34.2% for the nine months ended December 31, 1998, from approximately 36.5% for the same period in 1997.

NET EARNINGS

Net earnings available to common shareholders increased 22% for the three month period and 17% for the nine month period as compared to the similar periods last year despite increased interest expense, up 61% and 45% for the three and nine month periods, respectively, on borrowings for acquisitions and equity investments made during the present fiscal year. The Canning acquisition had no material effect on the net earnings of either the three or nine month periods as there is only one month results included, in each.

FINANCIAL CONDITION

Operating activities during the nine months ending December 31, 1998 resulted in a net cash inflow of $41.6 million. The cash generated was primarily used for debt repayments of $33.3 million, for purchases of 86,828 shares of the Corporation's common shares for a total of $3.1 million and for dividends to common shareholders and capital improvements. Working Capital at December 31, 1998 was $77.1 million as compared to $50.8 million at March 31, 1998.

Capital expenditures were $4.0 million for the nine months ended December 31, 1998 and are in line with the full year total planned expenditures of approximately $8.0 million for the fiscal year.

The Corporation entered into a long-term credit agreement, dated as of October 25, 1998, as amended and restated as of December 15, 1998, with Nations Bank N.A., a subsidiary of Bank America Corporation, as administrative agent and a lender under a combined revolving loan, US Dollar term loan facility and Pound Sterling facility, in place of the Corporation's previous long-term credit arrangement. Borrowings were made on the new credit facility during the current quarter, in the amount of $275 million, in order to pay off the previously existing credit arrangement and to effect the acquisition of the Canning share capital. As a result of the borrowings being made for acquisitions and investment opportunities the outstanding balance on the Corporation's credit facilities increased a net $158.9 million during the year. The amounts outstanding on the long-term credit arrangement consists of a six-year US Dollar term loan which has a balance of $200.3 million and a Pound Sterling term loan which has a balance of $74.7 million (Pound Sterling 45 million) at December 31, 1998.

The Corporation's other credit facilities, which presently total approximately $30 million, together with the revolving credit facilities and the Corporation's cash flows from operations are adequate to fund expected working capital and capital expenditures.

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

Year 2000 Conversion

Computer programs which recognize only two digits, rather than four digits, to define the applicable year will be at risk for possible miscalculations, classification errors or system failures. The Corporation has implemented a plan for evaluating and minimizing the risks and costs associated with the Year 2000. Costs associated with the Year 2000 compliance are immaterial and have been expensed to the ongoing information systems operations as incurred. The cost of Year 2000 remediation continues to be absorbed within the total costs for the general operation of the information systems which are expected to continue at the historical levels of approximately $2 million annually. Based on present assessment of the systems of the Corporation and its suppliers and customers, the cost of addressing the Year 2000 issues is not currently expected to have a material adverse impact on the financial position, results of operations or cash flows, in future periods, of the Corporation. However, if the Corporation or its suppliers and customers are unable to resolve such issues in a timely manner the Corporation's financial condition and results of operations could be adversely affected. Accordingly, the Corporation is seriously attempting to reach millennium compliance, particularly, in the areas of: Information Systems, Suppliers and Customers, Manufacturing and Facilities and Contingency Planning. The present status of MacDermid's millennium compliance is explained below.

Information Systems: All worldwide computer systems have been inventoried. The US network systems and personal computer systems are currently being tested and are generally believed to be in compliance. The software package that controls the US supply chain (purchasing, manufacturing, order processing, billing and shipping) has been verified by the ITAA2000 Certification Program to be presently compliant. Certifications have been received from the suppliers of the US human resource and payroll systems and those assurances are in the process of being tested. In addition, all systems worldwide have been similarly reviewed and compliant systems are expected to be in place at each location by the end of the fiscal year.

Suppliers and Customers: The Corporation has identified substantially all its key suppliers and asked them for assurance of compliance through direct interviews and survey mailings. A follow-up effort to those which have not communicated a readiness at this time is in process, while, alternate suppliers have been identified should the Year 2000 prove to be an obstacle for any present supplier. The design of company manufactured equipment that is operating at some customer locations has been reviewed for date controls. It is believed that there are no such controls which could be adversely affected by the Year 2000. No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on its business.

Manufacturing and Facilities: The core manufacturing process is not automated. Certain non-material support processes have computer systems that are presently being evaluated and tested and are expected to be updated and in compliance by the end of fiscal 1999. None of the support systems are expected to be able to cause a disruption to the business should an undetected issue arise. All facilities have been reviewed and inventoried. Some facilities have certain systems which use date functions for which upgrades have been made available through present suppliers. US Phones and voice mail systems are believed to be materially compliant. Security, fire, heating, cooling and related systems are expected to be made compliant by the end of the fiscal year. Should utility providers not sufficiently resolve their own Year 2000 issues the uninterrupted operation of the Corporation may be adversely affected.

Contingency Planning: As the Corporation continues to address the Year 2000 issues, primarily using internal resources, other areas for concern may arise. It is understood that those with which the Corporation conducts business face similar issues and uncertainties. To handle the most reasonably likely worst case scenarios the Corporation has subscribed to national disaster recovery programs for potential computer systems or utilities service interruptions. Further, all computerized processes for the supply chain are backed by manual procedures. These procedures are in place at the present time and paper forms are readily available on hand and can be used for a reasonable period of time. It is estimated there would be approximately between 200 to 300 key suppliers and the similar number of key customers should this course prove necessary. Alternate suppliers have been identified should the Corporation be faced with the need to source differently from the arrangements presently in place. Ongoing planning and testing is being conducted in order to prevent these scenarios and additional cost that would be associated with them.

Outlook, Issues and Risks

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

PART II.  OTHER INFORMATION

ITEM 2 : Changes in the Rights of Security Holders

      None.

ITEM 5 : Other Information

5.1 As previously reported, the Corporation issued a press release on October 26, 1998 to announce a cash tender offer (offer) for the acquisition of the whole of the ordinary share capital, not already owned by MacDermid, of W. Canning Plc. Subsequently, the Corporation issued a press release on December 2, 1998 to announce that the offer was closed and unconditional as of that date. The fully subscribed offer was valued at approximately $150 million at the then prevailing currency exchange rates. The accounts of Canning were included in the consolidated balance sheet as of December 31, 1998 and results of operations have been included in consolidated results beginning December 1, 1998.

5.2 On January 28, 1999 the Corporation issued a press release to announce that, effective April, its acting Cheif Financial Officer will be resigning to pursue personal interests while, effective February, a Cheif Operations Officer and Vice President of Finance have been hired.


ITEM 6 : Exhibits and Reports on Form 8-K

6.1 On December 8, 1998, the Corporation filed a Form S-3 Shelf Registration. The Form S-3 is incorporated by reference herein.

6.2 On December 17, 1998, the Corporation filed its Form 8-K to report the completion of acquisition of the whole of the ordinary share capital of W. Canning, plc not already owned by the Corporation. The Form 8-K is incorporated by reference herein.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)



Date:  February 12, 1999                 /s/Daniel H. Leever
                                            Daniel H. Leever
                                          Chairman and Chief Executive
                                                   Officer







Date:  February 12, 1999                 /s/Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller