Form 10-K
period 1999-03-31
MACDERMID INC
filed 1999-06-22
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C., 20549-1004
                          Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1999.
                                 OR
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 31, 1999 (based on the closing price on such date as reported on New York Stock Exchange) was $1,004,242,000.

  The number of shares of Registrant's Common Stock outstanding as of May 31, 1999 was 25,145,343 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Corporation's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 21, 1999 to the Corporation's stockholders in connection with the annual meeting scheduled for July 21, 1999 are incorporated herein by reference into Part III hereof.

                                    PART I

Item 1(a)  GENERAL DEVELOPMENT OF BUSINESS

Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, "MacDermid" or the "Corporation") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing, electronics, graphic arts and offshore lubricants industries. MacDermid offers a line of horizontal processing equipment used in conjunction with certain of the Corporation's chemical products. This equipment is used primarily in the production of printed circuit boards and in chemical machining.

In December 1995, MacDermid acquired the assets, subject to certain liabilities of the Electronics and Printing Division of Hercules Incorporated. The acquired business consists principally of the manufacture and sale of proprietary products including photoresists, used to imprint electrical patterns on circuit boards, and photopolymer printing, which reproduces quality graphics on package printing and in-store displays. The acquisition, accounted for as a purchase transaction, was financed, at closing, through bank borrowings and the issuance of preferred stock. On May 28, 1997 all the preferred stock was redeemed by utilizing a portion of a revolving credit facility. In
December 1998, MacDermid acquired 95% of the outstanding share capital of W Canning plc and in February 1999, the remaining shares were acquired, by the Corporation, through a statutory compulsory procedure. The acquired business consists principally of the manufacture and sale of proprietary products including metal and plastic finishing for automotive and other consumer surface finishing industries, offshore fluids for oil drilling and exploration, as well as, sealants, adhesives and fuel and water additives.

The Corporation's original listing application to the New York Stock Exchange was accepted on February 26, 1998 and since that date its common shares have traded on the N.Y.S.E. Prior to that, and since 1966, the Corporation's common shares had traded on the NASDAQ stock market.

In previous fiscal years the Corporation's Board of Directors authorized separate three-for-one stock splits. On February 6, 1998, there was an authorization for which shares were distributed on April 1, 1998 to common shareholders of record at the close of business on March 16, 1998. On October 21, 1996, there was an authorization for which shares were distributed on November 15, 1996 to common shareholders of record at the close of business on November 1, 1996.

For a description of the Corporation's business, see Item 1(c) on the following page.

Item 1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

MacDermid operates one industry segment which is the development, manufacture and sale of specialty chemicals used in finishing metals and non metallic surfaces, printing, offshore drilling lubricants and in the marketing of supplies and equipment related to the use of these chemicals.
Item 1(c) of this Report provides information concerning MacDermid's classes of products and Item 1(d) of this report includes financial information concerning operations by geographic area and on a consolidated basis. Additional information with respect to the business is shown in the notes to Consolidated Financial Statements portion of the Corporation's 1999 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.

Item 1(c)  NARRATIVE DESCRIPTION OF BUSINESS

(i) MacDermid produces and markets over 5,000 proprietary chemical compounds. The proprietary chemical compounds are used for the following purposes: cleaning, activating and polishing, mechanical plating, mechanical galvanizing, electro-plating and phosphatizing metal surfaces, stripping of metal and final coating of metal surfaces, filtering, anti-tarnishing and rust retarding and etching, imaging, deposition of metal and other chemical processes. Research in connection with proprietary products is conducted principally in the United States, with additional research facilities in Great Britain and Japan.

In North America, the Corporation markets its entire line of products in the United States through more than 140 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. The Corporation maintains chemical inventories at more than 25 distribution points throughout the United States which typically are leased or rented. In Vermont a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business. In Canada the Corporation both manufactures and markets certain of its products through MacDermid Chemicals, Inc.

In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European sales are made from inventory stock through more than 300 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Sweden and Switzerland. MacDermid owns and operates subsidiary manufacturing facilities in Spain, Great Britain, Germany and France. In Germany a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.

In the Asia/Pacific area, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan, and sales are made through more than 50 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in India, Malaysia, The Philippines and Thailand directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, Australia and New Zealand. In Taiwan a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.

In other foreign markets certain of the Corporation's proprietary chemicals are manufactured and sold and, as well, in certain countries in South America, Europe and Asia, the Corporation's products are sold through distributors or manufactured and sold through licensees.

Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.

MacDermid's principal products fall into the three following classes:

(A) Chemical compounds produced by MacDermid, most of which are the result of the Corporation's own research and development and, therefore, are referred to as proprietary products;

(B) Equipment in support of the chemical business of which approximately 68% is manufactured by the Corporation: and

(C)     Resale chemicals and supplies.

The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:

Class of Products          1999               1998             1997
Proprietary Chemicals       84%                88%               88%

Equipment                    9%                 7%                6%

Resale Chemicals
and Supplies                 7%                 5%                6%

  (ii) MacDermid uses in excess of 900 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal 1999, there were no significant difficulties in obtaining raw materials essential to its business.

  (iii) During fiscal 1999, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 70 unexpired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by the Corporation are important to its business and have varying remaining lives. During fiscal 1998, MacDermid announced its commercialization of a new process technology, ViaTek which can be considered an important addition to the Corporation's business. Although certain of the Corporation's patents are increasingly more important to its business, the Corporation believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not more, important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks which it considers to be of value in identifying MacDermid and its products. MacDermid neither holds nor has granted any franchises or concessions.


  (iv) No material portion of MacDermid's business is seasonal.

  (v) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.

  (vi) No major portion of MacDermid's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.

  (vii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for MacDermid's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.

  (viii) No material portion of MacDermid's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

  (ix) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. MacDermid maintains extensive supporting technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications enables it to compete successfully both locally and world-wide.

   (x) MacDermid spent approximately $12,523,000, $12,028,000 and
$10,850,000 during fiscal years 1999, 1998 and 1997, respectively, on research and development activities. Substantially all research and development activities were sponsored by the Corporation, the greater percentage of which elated to the development of new products.

   (xi) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures of an estimated $1 million has been spent for environmental control facilities annually. Though difficult to predict, future spending for this purpose is likely to average roughly 10% of the capital budget.

   (xii) MacDermid employed 1,877 and 1,179 full time, regular employees as of March 31, 1999 and 1998, respectively.

Item 1(d)  FOREIGN AND DOMESTIC OPERATIONS

MacDermid's 1999 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to geographic areas including operating information and the effect upon shareholders' equity of the translation of foreign currency financial statements.

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

In Wilmington, Delaware, a concrete and steel building of 26,000 square feet used principally as a technical and administrative services center located on a
3.8 acre tract. Also on this site is an 18,000 square foot concrete and steel building which is used for research activities and may also be used for manufacturing expansion should the need arise.

In Ferndale, Michigan, a steel frame and steel sided building of 75,000 square feet consisting principally of factory, warehouse and office facilities, located on a 6.25 acre tract.

In New Hudson, Michigan, a steel and brick single story building of 15,000 square feet consisting of research laboratories and offices located on a 7 acre tract.

In Waukeegan, Illinois, a masonry building of 25,000 square feet consisting of factory, laboratory, warehouse and office facilities located on a 1 acre tract. In, addition, there are two adjacent tracts of land totaling 1.3 acres which are being held for sale or lease but which could be used for manufacturing should the need arise.

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

At Birmingham, England, two brick, concrete and steel buildings, connected by a walkway, containing a total of 110,000 square feet of manufacturing, warehouse, laboratory and office space and at a separate location nearby a brick, concrete and steel building of 120,000 square feet of manufacturing and warehouse space.

At Sheffield, England, a steel and concrete building of 4,500 square feet of warehouse and laboratory space.

At Wigan, England, a brick, concrete and steel building of 65,000 square feet of manufacturing, warehouse and office space.

At Villemeux, France, a steel and concrete building of 50,000 square feet of manufacturing, warehouse and office space.

At Eure, France, a steel and concrete building of 41,000 square feet of manufacturing, warehouse, laboratory and office space.

At Dusseldorf, Germany, a steel and concrete building of 17,000 square feet for manufacturing.

At Zulpich, Germany, a steel and concrete building of 12,000 square feet of manufacturing and office space.

At Hsin Chu, Taiwan, Republic of China, two buildings of reinforced concrete totaling 30,000 square feet, located on a 1.8 acre tract, used for factory, warehouse and offices.

At Hong Kong, 30,000 square feet office, labs and warehouse space in a concrete block building.

At Panyu, China, three buildings of reinforced concrete totaling 64,000 square feet, located on a 4 acre tract, used for factory, warehouse and offices.

The Corporation also owns property at Birmingham, Wigan and Droitwich, England which is presently leased, as well as at Rosay Par Prouais, France which is being held for sale or lease.

In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in California, Michigan, North Carolina, New Jersey, Rhode Island, Vermont, Canada, Holland, Italy, Germany, Sweden, Korea, Australia, Japan, Singapore, China and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.

Item 3     LEGAL PROCEEDINGS

Legal proceedings are contained in MacDermid's 1999 Annual Report to Shareholders included as Exhibit 13 to this form 10K and incorporated by reference.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal 1999.

Item 4A  EXECUTIVE OFFICERS OF MACDERMID

The following is a list of the names, offices and ages (as of March 31, 1999) of all the executive officers of MacDermid, each of whom has been employed in his respective office(s) for more than five years, except as noted:

Name     Age     Office with Registrant

Daniel H. Leever       50   Chairman since July 1998 and Chief Executive
                            Officer since 1990.
R. Nelson Griebel      49   President and Chief Operating Officer since
                            February 1999.  Previously, and since 1977 he
                            was with BankBoston, serving as Executive Vice
                            President and as Regional President of
                            Connecticut and western Massachusettes
                            operations.
Stephen Largan         31   Vice President, Finance since February 1999.
                            Previously, and since 1993 he was with a
                            subsidiary of Ford Motor Company, serving as
                            Director of Finance.
Gregory M. Bolingbroke 49   Corporate Controller since April 1995.
                            Previously, was Cost Accounting Manager since
                            1993.
John L. Cordani        36   Corporate Secretary since April 1995.  Previously,
                            was General Counsel since 1993.
Arthur J.
LoVetere, Jr.          35   Mr. LoVetere resigned effective April 1, 1999.
                            Previously, he was President, ViaTek since April
                            1998 and Chief Financial Officer since April 1995.

                                PART II

Item 5     MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 1999 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.

Item 6     SELECTED FINANCIAL DATA

The selected financial data (Five-Year Summary) is contained in MacDermid's 1999 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 1999 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.


Item 7(a)     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.

The Corporation is exposed to interest rate risk primarily from its credit facility which is based upon various floating rates. At March 31, 1999, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates two-thirds of its borrowings. The resulting weighted-average fixed interest rate is 5.5%. Based upon expected levels of borrowing under this facility in 2000, an increase in interest rates of 100 basis points would result in an incremental $850 interest expense and would not have a material adverse affect on the Corporation's consolidated financial position, results of operations or cash flows.

The Corporation operates manufacturing facilities in six countries and sells products in over 25 countries. Approximately 50% of the Corporation's sales are denominated in currencies other than the US Dollar. Historically, the Corporation returns slightly less than 10% on sales and foreign exchange fluctuations have not had any significantly measurable effect on earnings. Furthermore, those earnings are generally reinvested locally and the impact on operating cash flows has been less than $500 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations.

The Corporation does not enter into any derivative financial instruments for trading purposes. Additional information about market risk is contained in MacDermid's 1999 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.

Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 1999 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
Item 10  DIRECTORS AND OFFICERS

The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 21, 1999 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.

Item 11  EXECUTIVE COMPENSATION

The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 21, 1999 is incorporated herein by reference thereto.

Item 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management contained in MacDermid's Proxy Statement dated June 21, 1999 is incorporated herein by reference thereto.

Item 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY
            RELATIONSHIPS

The discussion of "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 21, 1999 is incorporated herein by reference thereto.

                                     PART IV

Item 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     (1)     Financial Statements

The consolidated financial statements and report thereon of KPMG LLP, dated May 14, 1999 are contained in MacDermid's 1999 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.

         (2)     Financial Statement Schedules

The following schedules are filed as part of this Annual Report on Form 10-K. This supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.

   Schedule II - Valuation and Qualifying Accounts and Reserves

   Auditors' Report on Supporting Schedule

        (3)      Exhibits

An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.

     (b)  Reports on Form 8-K

The Corporation filed three reports on Form 8-K/A, dated February 16,1999 and March 19, 1999 during the fourth quarter of fiscal 1999 and dated June 9, 1999 during the first quarter of fiscal 2000. These reports contain financial statements, pro forma financial information and exhibits as amendment to its report on Form 8-K dated December 17, 1998, filed during the third quarter of fiscal 1999. These reports relate to the acquisition of W Canning plc and are incorporated by reference.

The Corporation filed a report on Form 8-K, dated February 24,1999, during the fourth quarter of fiscal 1999. This report relates to an announcement of a definitive agreement to acquire PTI Inc., the holding company for Polyfibron Technologies, Inc. and is incorporated by reference

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MACDERMID, INCORPORATED
                                     (Registrant)
                                 Dated:  June 21, 1999


By     /s/ Daniel H. Leever            By    /s/ Gregory M. Bolingbroke
        Daniel H. Leever                         Gregory M. Bolingbroke
        Director, Chairman and                   Controller and Principal
        Chief Executive Officer                  Accounting Officer


Daniel H. Leever, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on June 21, 1999 as attorney-in-fact for the following directors of the Registrant:

      Donald G. Ogilvie   -    Thomas W. Smith   -    James C. Smith   -
      R. Nelson Griebel

                              /s/ Daniel H. Leever
                                  Daniel H. Leever

                          SCHEDULE II

                 MACDERMID, INCORPORATED AND SUBSIDIARIES
              Valuation and Qualifying Accounts and Reserves
                 Years ended March 31, 1999, 1998 and 1997


                Balance at  Additions    Additions                Balance
                beginning   charged to     due to   Deductions     at end
Description     of period   earnings    acquisition   <F1>       of period

                                   1999

Allowance for
  doubtful
  receivables   $3,598,000  $ 1,382,000 $2,820,000  $  1,389,000 $6,411,000
                ==========  =========== ==========  ============ ==========

                                   1998
Allowance for
  doubtful
  receivables   $3,379,000  $   817,000           -     $598,000 $3,598,000
                ==========   ==========                 ======== ==========

                                   1997
Allowance for
  doubtful
  receivables   $4,829,000  $   547,000          -   $ 1,997,000 $3,379,000
                ==========  ===========              =========== ==========


<F1> Bad debts charged off less recoveries and translation adjustments.




                               REPORT OF INDEPENDENT AUDITORS

KPMG LLP  (Logo)
Certified Public Accountants

CityPlace II
Hartford, CT 06103-4103



                              REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MacDermid, Incorporated:

Under date of May 14, 1999, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended March 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                KPMG LLP
May 14, 1999

                                     EXHIBIT INDEX

                              1999 FORM 10-K ANNUAL REPORT
Exhibit
No.
3.1    Restated Certificate of Incorporation, MacDermid,
       Incorporated, amended as of December 1, 1997.           By reference
       Exhibit 19 to September 30, 1991 Form 10-Q
       Quarterly Report is incorporated by reference herein.
3.2    By-Laws, amended as of February, 1997. Exhibit 3b to 1985
       Form 10-K Annual Report is incorporated by reference
       herein.                                                Attached

4.1 Credit Agreement, amended and restated, dated as of December 15, 1998, among MacDermid, Incorporated, the
       Banks signatory thereto and NationsBank,
       N.A., as Agent, letter of credit issuing bank and Swing line lender is incorporated by reference herein. By reference

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

10.2   MacDermid, Incorporated 1995 Equity Incentive Plan
       Exhibit 10.2 to 1995 Form 10-K Annual Report is
       Incorporated by reference herein.                      By reference

13     Portions of MacDermid's 1999 Annual Report
       to Stockholders as required by Item 8                  Attached

21     Subsidiaries of MacDermid, Incorporated                Attached

23     Independent Auditors' Consent                          Attached

24     Power of Attorney                                      Attached

27     Financial Data Schedule                                Attached