Form 10-Q
period 1999-06-30
MACDERMID INC
filed 1999-08-16
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    June 30, 1999
                                               -------------

                    COMMISSION FILE NUMBER    0-2413
                                              ------


                         MACDERMID, INCORPORATED
                         -----------------------
          (Exact name of registrant as specified in its charter)

             Connecticut                             06-0435750
             -----------                             ----------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

245 Freight Street, Waterbury, Connecticut               06702
--------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (203) 575-5700
                                                      --------------

                              NONE
               ---------------------------------
    Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X     No
                                       ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at August 1, 1999
       --------------------------           -----------------------------
       Common Stock, no par value                  25,157,299 shares

                            MACDERMID, INCORPORATED


                                   INDEX

                                                                    Page No.

PART I.  Financial Information

  Item 1.  Financial Statements

Consolidated Condensed Balance Sheets -
      June 30, 1999 and March 31, 1999                              3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Three Months
      Ended June 30, 1999 and 1998                                  5

    Consolidated Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1999 and 1998                     6

    Notes to Consolidated Condensed Financial Statements            7-9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          9-16


PART II.  Other Information                                         17

  Signatures                                                        18

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in Thousands of Dollars Except Share Amounts)
                                                  June 30,      March 31,
                                                    1999          1999
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $  9,153      $  15,486
    Available-for-Sale Securities                    1,122            968
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $5,996 and $6,411)            121,672        108,619
    Inventories
      Finished Goods                                34,712         29,405
      Raw Materials                                 24,916         26,644
                                                  --------       --------
                                                    59,628         56,049
    Prepaid Expenses                                 4,645          3,182
    Deferred Income Tax Asset                        6,038          5,070
                                                  --------       --------
        Total Current Assets                       202,258        189,374

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $51,576 and $49,966)              62,229         59,239

Goodwill (Net of Accumulated Amortization of
  $16,646 and $14,604)  (Note 2)                   179,038        168,991
Intangibles, including Patents/Trademarks
      (Net of Accumulated Amortization of
       $7,041 and $6,021)                           52,648         53,849
Other Assets                                        33,819         34,826
                                                  --------       --------
        Total Assets                              $529,992       $506,279
                                                  ========       ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                  June 30,       March 31,
                                                   1999             1999
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  3,961         $  3,700
  Current Installments of Long-Term Obligations     24,763           27,659
  Accounts and Dividends Payable                    48,606           44,026
  Accrued Expenses  (Note 2)                        40,545           39,169
  Income Taxes                                      15,439           11,572
                                                  --------         --------
      Total Current Liabilities                    133,314          126,126

Long-Term Obligations                              236,599          231,009
Accrued Postretirement and Postemployment Benefits   4,453            6,459
Deferred Income Taxes                                  614              581
Minority Interest in Subsidiaries                      101               65

Shareholders' Equity
  Common Stock Stated Value $1 per Share            39,413           39,413
  Additional Paid-In Capital                         5,483            5,263
  Retained Earnings                                167,811          158,315
Comprehensive Income Equity Adjustments:  (Note 3)
  Cumulative Foreign Currency Translation              393           (2,667)
  Available-for-Sale Securities Holding Loss           (78)            (174)
Less:  Cost of 14,267,816 Common Shares
         in Treasury  (Note 4)                     (58,111)         (58,111)
                                                  --------         --------
      Total Shareholders' Equity                   154,911          142,039
                                                  --------         --------
                                                  $529,992         $506,279
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                           Three Months Ended
                                              June 30,
                                            ---------------
                                            1999          1998
                                            ----          ----
Net Sales                                  $ 119,067    $ 81,070
Cost and Expenses:
  Cost of Sales                               58,474      40,173
  Selling, Technical and Administrative
    Expenses/Amortization                     40,437      26,601
  Interest Income                               (730)       (183)
  Interest Expense                             5,497       2,241
  Other (Income) Expense - Net                   124        (237)
                                            --------     --------
                                             103,802      68,595
                                            --------     --------
    Earnings Before Income Taxes              15,265      12,475
Income Taxes                                   5,266       4,382
                                            --------     --------
  Earnings Available for Common Shareholders   9,999       8,093

Retained Earnings, Beginning of
 Period                                      158,315     124,043
Cash Dividends Declared                         (503)       (503)
                                             -------     --------
Retained Earnings, End of Period           $ 167,811    $131,633
                                            ========     ========

Net Earnings Per Common Share - (Note 5):
  Basic                                        $0.40       $0.32
                                               =====       =====
  Diluted                                      $0.39       $0.32
                                               =====       =====
Cash Dividends Per Common Share                $0.02       $0.02
                                               =====       =====

Weighted Average Common Shares
  Outstanding:
   Basic                                   25,145,343  24,149,149
                                           ==========  ==========
   Diluted                                 25,430,215  25,475,820
                                           ==========  ==========

See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (In Thousands of Dollars)
                            (Unaudited)
                                                  Three Months Ended
                                                      June 30,
                                                --------------------
                                                  1999         1998
                                                  ----         ----
Net Cash Flows from Operating Activities        $ 2,230      $ 3,098

Cash Flows from Investing Activities:
  Capital Expenditures                           (1,378)      (1,394)
  Proceeds from Disposition of Fixed Assets         209            -
  Acquisitions/Investments of Business(Note 2)   (8,334)     (15,164)
                                                -------       -------
    Net Cash Flows Used in Investing Activities ( 9,503)     (16,558)

Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings              2,517       (3,441)
  Long-Term Borrowings                            9,107       29,206
  Long-Term Repayments                           (9,871)      (6,969)
  Exercise of Stock Options                           -          162
  Purchase of Treasury Shares                         -       (3,140)
  Dividends Paid                                   (503)        (503)
                                                --------      -------

    Net Cash Flows from Financing Activities      1,250       15,315

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                           (310)         (35)
                                                 -------      -------
Net Increase/(Decrease) in Cash and
    Cash Equivalents                             (6,333)       1,820

Cash and Cash Equivalents at Beginning of Year   15,486        3,549
                                                -------      -------

Cash and Cash Equivalents at End of Period      $ 9,153      $ 5,369
                                                =======      =======

Cash Paid for Interest                          $ 4,782      $ 2,105
                                                =======      =======

Cash Paid for Income Taxes                      $ 3,023      $ 1,243
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                MACDERMID, INCORPORATED
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          The March 31, 1999 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three-month periods ended June 30, 1999 and 1998 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1999 Annual Report.


Note 2.   Acquisitions and Investments

          On May 3, 1999 a subsidiary of the Corporation increased its interest in Galvanevet S.P.A., an Italian specialty chemical company, by an additional 60%, to a total 90% investment. This transaction included a $7,936 cash payment and a further $7,500 that is deferred for a year. The Corporation intends to purchase the remaining 10% interest within the next year with a final payment of $2,659 bringing the total purchase price to $25,370. The total purchase price includes inventory, fixed assets and goodwill of approximately $20,000 which is being amortized over fifteen years, using purchase accounting. The current year accounts include the assets and liabilities of Galvanevet in the Condensed Consolidated Balance Sheet. Operational activity from the foregoing acquisition was included in the results of operations in the Condensed Consolidated Statement of Earnings since
          May 3, 1999.

          The Corporation established additional purchase liabilities (included in accrued expenses) last fiscal year upon recording the acquisition of W Canning plc. The following table illustrates activity charged to this account for the three month period ended June 30, 1999.



                                 Beginning      Activity      June 30,
                                  of Year                       1999
                                 ---------      --------      --------
Facilities                       $ 4,200         72           $ 4,128
Redundancies                       2,050        551             1,499
Environmental                      2,000          -             2,000


Note 3.   Comprehensive Income

          The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS130) as of April 1, 1998. SFAS130 established standards for reporting and display of comprehensive income and its components in the financial statements. Tax is provided for at the effective rate of the jurisdiction under which the other comprehensive income (loss) arises. At June 30, 1999, accrued income tax liability includes a benefit in the amount of $48. The Corporation does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three month periods ended June 30, 1999 and 1998 are as follows:


                                                 Three Months Ended
                                                      June 30,
                                                --------------------
                                                  1999         1998
                                                  ----         ----
Net Earnings                                    $ 9,999      $ 8,093
Other Comprehensive Income:
   Cumulative Foreign Currency
    Translation Adjustment                        3,060         (632)
Available-for-Sale Securities
   unrealized (loss)/gain, net of tax                96            -
                                                -------       -------
Comprehensive Income                            $13,155      $ 7,461
                                                -------       -------


Note 4.   Stock Repurchase Authorization

          On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 250,000. At June 30, 1999, there remained authorization to purchase 234,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).


Note 5.   Earnings Per Common Share

          The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS128), as of December 31, 1997. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive potential common shares that were outstanding during the period. Earnings per share is calculated based upon net earnings available for common shareholders after deduction for preferred dividends, if any.



ITEM 2:

                     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


The following discussion compares the results of operations for the three month period which ended June 30, 1999 to the same period in 1998 and provides information with respect to changes in financial condition during the three months then ended.

SALES

Total sales for the current quarter, $119,067 increased $37,997 or 47% from $ 81,070 in the same period last year. Proprietary chemical sales were 85% of total sales for both the current and prior year periods increasing a similar 47% as total sales growth. The Corporation has witnessed softening markets in all geographic regions but managed to produce increased sales worldwide although primarily from acquired business.

COSTS AND EXPENSES

Gross profits are up 48% for the quarter as compared to the same period last year. Gross profit as a percentage of sales, 51% this quarter compares to 50% for the like period last year due to the worldwide advancement of proprietary business. Cost awareness initiatives continue to play an important role towards maintaining the Corporation's gross profits.

Selling, technical, administrative and amortization (ST&A) expenses increased 52% for the three-month period as compared to the same period last year. ST&A as a percentage of sales for the three month periods is approximately 34% this year compared to 33% last year.
The cost increases in the quarter was principally due to twice the level of amortization of goodwill and other intangibles. To a lesser degree, direct selling expenses and research efforts to establish further market presence also contributed to the increase. Operating profits for the three month period increased 41% over the corresponding period last year. The increased operating profit results from increased proprietary sales with a slightly higher ST&A increase as the effects of cost synergies relating to the Canning acquisition are not expected to make a significant impact until the second half of the fiscal year.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $25.5 million for the three months ended June 30, 1999.

PROVISION FOR INCOME TAXES

The Corporation's effective income tax rate approximates 34.5% and 35.1% for the three month periods ended June 30, 1999 and 1998, respectively.

NET EARNINGS

Net earnings available to common shareholders increased 24% for the three month period as compared to the same period last year. Recent acquisitions were accretive to earnings even as interest expense increased approximately 2.5 times over the same period last year on borrowings to effect those acquisitions.

                                                             -11-
FINANCIAL CONDITION

Operating activities during the three months ending June 30, 1999 resulted in a net cash inflow of $2.2 million. The cash generated was primarily used for capital improvements and dividends to common shareholders. Working Capital at June 30, 1999 was $68.9 million as compared to $63.2 million at March 31, 1999.

Capital expenditures were $1.4 million for the three months ended June 30, 1999 and are consistent with the full year total planned expenditures of approximately $15.0 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a combined revolving loan and two six-year term loans. One of the term loans is denominated in US Dollars and the other is Pound Sterling denominated. The outstanding balance on the credit facilities decreased a net $1.3 million during the year. The amounts outstanding on the long-term credit arrangement at June 30, 1999, consists of $8.2 million for the revolving loan, $179.7 million on the US Dollar term loan and $66.3(Pounds 42.1) million on the Pound Sterling term loan.

The revolving loan facility permits borrowings of up to $75 million. The Corporation's other credit facilities presently total approximately $55 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

New Accounting Pronouncement

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.133, "Accounting for Derivitive Instruments and Hedging Activities" (SFAS 133). SFAS 133 replaces existing pronouncements and practices with a single integrated accounting framework for derivitives and hedging activities. FASB also issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivitive Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 establishes an effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Corporation is currently evaluating the requirements of both SFAS 133 and SFAS 137 and believes that the adoption of these statements, for its fiscal 2002 financial statements, will not have a material impact on previously reported information.

Year 2000 Conversion

Introduction. Computer programs which recognize only two digits, rather than four digits, to define the applicable year will be at risk for possible miscalculations, classification errors or system failures. This risk is often referred to as the "Year 2000" issue ("Y2K issue"). The Corporation views the impact of the Y2K issue as a critical business issue. The Corporation has implemented a plan for evaluating and minimizing the risks associated with the Y2K issue and has been addressing these Y2K issues, both on a corporate level and at each relevant subsidiary, by identifying specific issues and implementing corrective action in each specific case while instituting a series of management processes that coordinate and manage this overall process across business boundaries.

The process includes corporate oversight with periodic reports to our directors. The Corporation's overall approach has been to subdivide the program into three distinct areas: Information Systems, Suppliers and Customers, and Manufacturing and Facilities.

Information Systems. All worldwide computer systems have been inventoried. The U.S. network systems and personal computer systems are currently being tested, and on the basis of the testing done to date, the Corporation has no reason to believe that those systems will not be Y2K compliant in all material respects. The software package that controls the U.S. supply chain (purchasing, manufacturing, order processing, billing and shipping) has been verified by the ITAA*2000 Certification Program to be presently compliant.
The Corporation has received representations from the suppliers of the U.S. human resource and payroll systems regarding their Y2K compliance, and its internal personnel are in the process of testing those representations. The mission critical business systems in use by the Corporation's principal foreign subsidiaries in England (Canning), Italy (Galvanevet), and Taiwan (MacDermid Taiwan) have been tested by internal personnel, and on the basis of that testing, the Corporation has no reason to believe those systems will not be Y2K compliant in all material respects. In the U.S., the Corporation's information systems were taken off line and tested for compliance. In Europe and Asia, components of each system were individually tested. The Corporation's corporate information technology personnel are responsible for monitoring and evaluating the Y2K procedures and remedial actions taken by its subsidiaries. The Corporation expects that evaluation of its mission critical business systems throughout the world will be completed by September 30,1999.

The Corporation has developed contingency plans for its business systems in connection with its ISO 9002 certification. The Corporation's principal backup is a manual paper system that it believes would allow its inventory, logistics, billing, manufacturing, scheduling and support systems to function in all material respects for at least 60 days, if necessary. The Corporation estimates there would be approximately between 200 to 300 key suppliers and a similar number of key customers whose transactions with it would have to be processed manually should that prove necessary. In addition, the Corporation has contracted in the U.S.
with a disaster recovery service to provide computer systems to it in the case of a local disaster affecting its facilities.

Suppliers and Customers. The Corporation has identified the material suppliers to each of its facilities and has contacted each supplier who supplies more than $10 per year of materials, or who is the only supplier of a particular material, in order to ascertain the supplier's Y2K readiness. Approximately 90% of the suppliers contacted have indicated Y2K compliance, either through individual interviews, in the case of mission critical suppliers, or through written answers to questionnaires. The Corporation hopes to complete the confirmation process by July 1, 1999. For any supplier found not to be Y2K compliant, the Corporation is in the process of identifying alternate suppliers.

The design of company manufactured equipment that is in operation at customer locations has been reviewed for date controls. On the basis of that review, there is no reason to believe that equipment will be adversely affected in any material respect by the Y2K issue. No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on its business.

Manufacturing and Facilities. The Corporation's core manufacturing processes generally are simple, non-automated batch blending operations that are not materially dependent on computer technology in order to function adequately. Certain non-material support have computer systems that are presently being evaluated and tested and are expected to be updated in a timely manner. None of those support systems is expected to be able to cause a material disruption to the Corporation's business should a Y2K issue arise that now is unanticipated.

All facilities have been reviewed and inventoried for Y2K issues. Some facilities have systems which use date functions for which upgrades have been made available through present suppliers. Telephone and voice mail systems at facilities in the U.S. are believed to be materially compliant. Security, fire, heating, cooling and related systems in the U.S. are expected to be compliant in all material respects by September 30,1999. If utility providers (including electricity and telecommunication suppliers) do not sufficiently resolve their own Y2K issues, however, there may be a material adverse effect on the Corporation's operations. The Corporation has no reason to believe that any utility on which it relies in the U.S. or Europe will experience a Y2K-related disruption that will have a material adverse effect on its business.

Reasonably likely worst-case Y2K scenario: The most reasonably likely worst-case Year 2000 scenario would involve a failure of the Corporation's mission critical computer systems together with the contemporaneous failure of one or more of its suppliers. With respect to a Corporation systems failure, the Corporation would implement its contingency plan as noted above. With respect to supplier failure, the Corporation is single sourced as to very few materials. As a result, alternate suppliers are generally available. The Corporation is conducting ongoing planning and testing in order reduce the need for, and the incremental cost of, those contingency arrangements.

Costs. The Corporation's costs associated with the Y2K compliance have been immaterial and have been expensed to the ongoing information systems operations as incurred. The cost of Y2K remediation continues to be absorbed within the total costs for the general operation of the information systems which are expected to continue at the historical levels of approximately

$2,000 annually. Based on the present assessment of its systems and those of its suppliers and customers, the Corporation expects that the cost of addressing the Y2K issues will not have a material adverse impact on its financial position, results of operations or cash flows during the year ending March 31, 2000 or thereafter. If, however, the Corporation or its suppliers and customers are unable to resolve such issues in a timely manner, the Corporation's financial condition and results of operations could be adversely affected.


Contingencies

(a) Environmental

The Corporation has been named as a potentially responsible party (PRP) by the Environmental Protection Agency in connection with two waste sites. There are many other companies involved at each of these sites and the Corporation's participation is minor. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of phase I and II environmental investigations and remediation estimates produced by remediation contractors. Though it is difficult to predict the final costs of site remediation, management believes that the recorded liabilities are reasonable estimates of probable liability and that future cash outlays are unlikely to be material to its consolidated financial position, results of operations or cash flows. In respect of the foregoing two sites the Corporation has reserved $200 as its estimate of liability, for the Corporation, taking the foregoing factors into consideration.

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of W. Canning, plc. A substantial majority of that reserve is attributable to two U.S. sites of a W. Canning, plc. U.S. subsidiary that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2,000 to $11,500. Based upon the Corporation's experience and the facts known to it, as of the date of this filing the Corporation expects that its gross liability for those two Canning sites will not exceed $4,500. The Corporation believes that its Canning subsidiary clearly is entitled under Canning's acquisition agreement relating those sites to withhold a deferred purchase price payment of approximately $2,300, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2,300 it may be entitled to additional indemnification payments from the previous two largest shareholders of the prior owner of the two sites. Such recovery is substantially uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2,000. The foregoing estimates of potential gross and net liabilities and recoveries have not been discounted to reflect the time value of money. The Corporation expects that the liabilities pertaining to the two Canning sites will be incurred within the next three years; the Corporation will recognize the recovery from the purchase price adjustment contemporaneously with its payment of the underlying expense.

On January 30, 1997, the Corporation was served with a subpoena from a federal gand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility.
The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in very early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of an exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability. Accruals in this regard are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS5) which requires an accrual to be recorded when it is both probable a liability has been incurred and the cost is reasonably estimable.

(b) Other
The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash. It is the Corporation's policy to accrue probable liabilities to the extent that such liabilities can reasonably be estimated.

The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 60% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, choosing, rather, to control credit risk of trade account financial instruments by credit approval, balance limitation and monitoring procedures. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

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

PART II.  OTHER INFORMATION

ITEM 1 : Legal Proceedings

         On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut.
         The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The Corporation is vigorously defending this action. It is currently believed that the outcome of the proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in the early stages and therefore difficult to assess at this time.

ITEM 2 : Changes in the Rights of Security Holders

         None.

ITEM 5 : Other Information

         None.

ITEM 6(a) : Exhibits

6(a).1 Exhibit 19 - Previously unfiled document: Amendment to the Restated Certificate of Incorporation, MacDermid, Incorporated, amended as of December 1, 1997.

6(a).2 On August 12, 1999, the Corporation filed its Form 10-K/A to provide additional disclosure to certain portions of its annual report to shareholders attached as exhibit 13. The Form 10-K/A is incorporated by reference herein.

ITEM 6(b) : Reports on Form 8-K

On June 9, 1999, the Corporation filed its Form 8-K/A to disclose the impact that reconciliation from UK GAAP to US GAAP for pension accounting had on the historical financial statements and proforma financial information previously filed. The Form 8-K/A is incorporated by reference herein.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MacDermid, Incorporated
                                             (Registrant)


                                            /s/ Daniel H. Leever
Date:  August 16, 1999                      Daniel H. Leever
                                            Daniel H. Leever
                                              Chairman and
                                         Chief Executive Officer




                                            /s/ Gregory M. Bolingbroke
Date: August 16, 1999                       Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller