Form 10-Q/A
period 1999-06-30
MACDERMID INC
filed 1999-08-30
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q/A

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

                            MACDERMID, INCORPORATED


                                   INDEX

                                                                    Page No.

PART I.  Financial Information

  Item 1.  Financial Statements

Consolidated Condensed Balance Sheets -
      June 30, 1999 and March 31, 1999                              3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Three Months
      Ended June 30, 1999 and 1998                                  5

    Consolidated Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1999 and 1998                     6

    Notes to Consolidated Condensed Financial Statements            7-12

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12-20


PART II.  Other Information                                         21

  Signatures                                                        22

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


          The reorganization of employees and facilities is proceeding as planned and as such there were no changes to the original estimated liability recorded. As of the current reporting period there were 59 employees terminated of the 112 planned. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present, however, the expectation remains that the reorganization will be completed prior to December 31, 1999.



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


Note 6.   Contingencies

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

          On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents.
          The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in very early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of an exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability. Accruals in this regard are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS5) which requires an accrual to be recorded when it is both probable a liability has been incurred and the cost is reasonably estimable.

          (b) Legal Proceedings

          On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut. The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this action. It is currently believed that the outcome of the proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in very early stages and therefore difficult to assess at this time.

          (c) Other
          The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash. It is the Corporation's policy to accrue probable liabilities to the extent that such liabilities can reasonably be estimated.

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

SALES

Total sales for the current quarter, $119,067 increased $37,997 or 47% from $ 81,070 in the same period last year. Proprietary chemical sales were 85% of total sales for both the current and prior year periods increasing a similar 47% as total sales growth. Canning added $30,214 and Galvanevet added $4,774, or together, 43% of the 47% increase reported, while business which existed before the acquisitions added $3,009, or 4% growth. The Corporation has witnessed softening markets in all geographic regions but managed to produce increased sales worldwide although primarily from acquired business.

COSTS AND EXPENSES

Gross profits are up 48% for the quarter as compared to the same period last year. Gross profit as a percentage of sales, 51% this quarter compares to 50% for the like period last year due to the proprietary business acquired worldwide. Gross profits as a percentage of sales are approximately 53% for both the Canning and Galvanevet businesses acquired. Cost awareness initiatives continue to play an important role towards maintaining the Corporation's gross profits.

Selling, technical, administrative and amortization (ST&A) expenses increased 52% for the three-month period as compared to the same period last year. Additional operating expenses from the Canning and Galvanevet businesses represents 49% of this increase. ST&A as a percentage of sales for the three month periods is approximately 34% this year compared to 33% last year. The cost increases in the quarter was principally due to twice the level of amortization of goodwill and other intangibles. The total amortization charged to earnings was $3,062 and $1,414 for the three month periods ended June 30, 1999 and 1998, respectively. More than eighty percent, or $1,332 of the $1,648 increase in amortization was due to the Canning and Galvanevet acquisitions.
To a lesser degree, direct selling expenses and research efforts to establish further market presence also contributed to the increase. Operating profits for the three month period increased 41% over the corresponding period last year. The increased operating profit results from increased proprietary sales with a slightly higher ST&A increase as the effects of cost synergies relating to the Canning acquisition are not expected to make a significant impact until the second half of the fiscal year.

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

The Corporation established additional purchase liabilities last fiscal year upon recording the acquisition of Canning. The reorganization of employees and facilities is proceeding as planned and as such there were no changes to the original estimated liability recorded. As of the current reporting period there were 59 employees terminated of the 112 planned. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present, however, the expectation remains that the reorganization will be completed prior to December 31, 1999. As such, it is unlikely this reorganization plan would have any material effects on the future operations or financial condition.

New Accounting Pronouncement

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities. FASB also issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 establishes an effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Corporation is currently evaluating the requirements of both SFAS 133 and SFAS 137 and believes that the adoption of these statements, for its fiscal 2002 financial statements, will not have a material impact on previously reported information.

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

On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility.
The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in very early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of an exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability. Accruals in this regard are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS5) which requires an accrual to be recorded when it is both probable a liability has been incurred and the cost is reasonably estimable.

(b)  Legal Proceedings

On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut. The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this action. It is currently believed that the outcome of the proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in very early stages and therefore difficult to assess at this time.

(c) Other
The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash. It is the Corporation's policy to accrue probable liabilities to the extent that such liabilities can reasonably be estimated.

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

PART II.  OTHER INFORMATION

ITEM 1 : Legal Proceedings

         On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut.
         The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this action. It is currently believed that the outcome of the proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in the very early stages and therefore difficult to assess at this time.

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


                                        MacDermid, Incorporated
                                             (Registrant)


                                            /s/ Daniel H. Leever
Date:  August 30, 1999                      Daniel H. Leever
                                            Daniel H. Leever
                                              Chairman and
                                         Chief Executive Officer




                                            /s/ Gregory M. Bolingbroke
Date: August 30, 1999                       Gregory M. Bolingbroke
                                            Gregory M. Bolingbroke
                                             Corporate Controller