Form 10-Q
period 1999-09-30
MACDERMID INC
filed 1999-11-15
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549-1004

                               FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    September 30, 1999
                                               -------------------

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

                Class                       Outstanding at November 1, 1999
       --------------------------           -----------------------------
       Common Stock, no par value                  25,157,299 shares

                            MACDERMID, INCORPORATED


                                   INDEX

                                                                    Page No.

PART I.  Financial Information

  Item 1.  Financial Statements

Consolidated Condensed Balance Sheets -
      September 30, 1999 and March 31, 1999                         3-4

    Consolidated Condensed Statements of Earnings
      and Retained Earnings - Six and Three Months
      Ended September 30, 1999 and 1998                             5

    Consolidated Condensed Statements of Cash Flows -
      Six Months Ended September 30, 1999 and 1998                  6

    Notes to Consolidated Condensed Financial Statements            7-12

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12-19


PART II.  Other Information                                         20-21

  Signatures                                                        22

                                                                 -3-

PART I. - FINANCIAL INFORMATION

                        MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in Thousands of Dollars Except Share Amounts)
                                                September 30,   March 31,
                                                    1999          1999
                                                 ------------   ---------
                                                 (Unaudited)    (Audited)
               ASSETS
Current Assets:
    Cash and Cash Equivalents                     $ 13,316      $  15,486
    Available-for-Sale Securities                        -            968
    Accounts and Notes Receivable
      (Net of Allowance for Doubtful
      Receivables of $6,550 and $6,411)            128,153        108,619
    Inventories
      Finished Goods                                35,214         29,405
      Raw Materials                                 26,390         26,644
                                                  --------       --------
                                                    61,604         56,049
    Prepaid Expenses                                 3,919          3,182
    Deferred Income Tax Asset                        4,979          5,070
                                                  --------       --------
        Total Current Assets                       211,971        189,374

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $54,372 and $49,966)              64,489         59,239

Goodwill (Net of Accumulated Amortization of
  $18,818 and $14,604)  (Note 2)                   184,374        168,991
Intangibles, including Patents/Trademarks
      (Net of Accumulated Amortization of
       $8,069 and $6,021)                           51,951         53,849
Other Assets                                        31,487         34,826
                                                  --------       --------
        Total Assets                              $544,272       $506,279
                                                  ========       ========

See accompanying notes to consolidated condensed financial statements.

                                                               -4-

                                                September 30,    March 31,
                                                   1999             1999
                                                -----------       ---------
                                                (Unaudited)       (Audited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                   $  3,211         $  3,700
  Current Installments of Long-Term Obligations     27,538           27,659
  Accounts and Dividends Payable                    45,193           44,026
  Accrued Expenses  (Note 2)                        51,765           39,169
  Income Taxes                                      13,748           11,572
                                                  --------         --------
      Total Current Liabilities                    141,455          126,126

Long-Term Obligations                              230,004          231,009
Accrued Postretirement and Postemployment Benefits   6,292            6,459
Deferred Income Taxes                                1,360              581
Minority Interest in Subsidiaries                       65               65

Shareholders' Equity
  Common Stock Stated Value $1 per Share            39,414           39,413
  Additional Paid-In Capital                         5,716            5,263
  Retained Earnings                                176,494          158,315
Comprehensive Income Equity Adjustments:  (Note 3)
  Cumulative Foreign Currency Translation            1,583           (2,667)
  Available-for-Sale Securities Holding Loss             -             (174)
Less:  Cost of 14,267,816 Common Shares
         in Treasury  (Note 4)                     (58,111)         (58,111)
                                                  --------         --------
      Total Shareholders' Equity                   165,096          142,039
                                                  --------         --------
                                                  $544,272         $506,279
                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                              -5-

                           MACDERMID, INCORPORATED
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                              (Unaudited)
         (Amounts in Thousands Except Share and Per Share Amounts)
                                           Six Months Ended Three Months Ended
                                            September 30,      September 30,
                                            --------------- ------------------
                                            1999       1998   1999        1998
                                            ----       ----   ----        ----
Net Sales                                  $240,668 $166,928 $121,601 $ 85,859
Cost and Expenses:
  Cost of Sales                             118,786   84,826   60,312   44,654
  Selling, Technical and Administrative
    Expenses                                 76,787   49,687   39,412   24,500
  Amortization                                6,262    2,861    3,200    1,447
  Interest Income                            (1,356)    (389)    (626)   (206)
  Interest Expense                           10,428    4,665    4,931    2,424
  Other (Income) Expense - Net                  700     (406)     576    (169)
                                            -------  -------- -------- -------
                                            211,607  141,244   107,805  72,650
                                            -------  -------- -------- -------
    Earnings Before Income Taxes             29,061   25,684    13,796  13,209
Income Taxes                                  9,876    8,938     4,610   4,556
                                            -------  -------- -------- -------
  Earnings Available for Common Shareholders 19,185   16,746     9,186   8,653

Retained Earnings, Beginning of
 Period                                     158,315  124,043   167,811 131,633
Cash Dividends Declared                      (1,006)  (1,006)     (503)  (503)
                                            -------  -------- -------- -------
Retained Earnings, End of Period           $176,494 $139,783 $176,494 $139,783
                                            =======  ======== ======= ========
Net Earnings Per Common Share - (Note 5):
  Basic                                       $0.76    $0.67   $0.36   $0.34
                                              =====    =====   =====   =====
  Diluted                                     $0.75    $0.66   $0.36   $0.34
                                              =====    =====   =====   =====
Cash Dividends Per Common Share               $0.04    $0.04   $0.02   $0.02
                                              =====    =====   =====   =====
Weighted Average Common Shares
  Outstanding:
   Basic                        25,145,559 24,142,902  25,145,773 25,136,723
                                ========== ==========  ========== ==========
   Diluted                      25,429,919 25,445,589  25,429,621 25,415,425
                                ========== ==========  ========== ==========

See accompanying notes to consolidated condensed financial statements.

                                                                 -6-

                         MACDERMID, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (In Thousands of Dollars)
                            (Unaudited)
                                                    Six Months Ended
                                                    September 30,
                                                --------------------
                                                  1999         1998
                                                  ----         ----
Net Cash Flows from Operating Activities        $17,494      $14,660

Cash Flows from Investing Activities:
  Capital Expenditures                           (3,363)      (2,633)
  Proceeds from Disposition of Fixed Assets         439           39
  Sale/(Purchase) of Available-for-Sale
     Securities                                   1,147      (12,821)
  Acquisitions/Investments of Business(Note 2)  (13,251)     (17,563)
                                                -------       -------
    Net Cash Flows Used in Investing Activities (15,028)     (32,978)

Cash Flows from Financing Activities:
  Short-Term (Repayments)/Borrowings              1,617       (4,267)
  Long-Term Borrowings                           10,000       42,140
  Long-Term Repayments                          (15,170)     (15,815)
  Exercise of Stock Options                           -          162
  Purchase of Treasury Shares                         -       (3,140)
  Dividends Paid                                 (1,006)      (1,006)
                                                --------      -------

    Net Cash Flows from Financing Activities     (4,559)      18,074
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                            (77)          78
                                                 -------      -------
Net Increase/(Decrease) in Cash and
    Cash Equivalents                             (2,170)        (166)
Cash and Cash Equivalents at Beginning of Year   15,486        3,549
                                                -------      -------
Cash and Cash Equivalents at End of Period      $13,316      $ 3,383
                                                =======      =======
Cash Paid for Interest                          $ 9,383      $ 4,358
                                                =======      =======
Cash Paid for Income Taxes                      $ 9,080      $ 5,176
                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                                                                -7-
                           MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Amounts In Thousands of Dollars)

Note 1.     Summary of Significant Accounting Policies

            The March 31, 1999 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the six and three month periods ended September 30, 1999 and 1998 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1999 Annual Report.

Note 2.     Acquisitions and Investments
            On May 3, 1999 a subsidiary of the Corporation increased its interest in Galvanevet S.P.A. ("Galvanevet") an Italian specialty chemical company, by an additional 60%, to a total 90% investment. This transaction included a $7,936 cash payment and a further approximate $7,000 that is deferred for a year. The Corporation has an option to purchase the remaining 10% interest within the next year with a final payment of approximately $2,000 that will bring the total purchase price to $24,200. The total purchase price includes inventory, fixed assets and goodwill of approximately $14,500 which is being amortized over fifteen years, using purchase accounting. The current year accounts include the assets and liabilities of Galvanevet in the Condensed Consolidated
            Balance Sheet. Operational activity from the foregoing acquisition was included in the results of operations in the Condensed Consolidated Statement of Earnings since May 3, 1999.

            The Corporation established additional purchase liabilities (included in accrued expenses) last fiscal year upon recording the acquisition of W Canning plc. The following table illustrates activity charged to this account for the six month period ended September 30, 1999.

                    Beginning of Year       Activity       September 30, 1999
                    -----------------       --------       ------------------
   Facilities           $4,200                 268              $3,932
   Redundancies          2,050               1,105                 945
   Environmental         2,000                   -               2,000

            The reorganization of employees and facilities is proceeding as planned and as such there were no changes to the original estimated liability recorded. As of the current reporting period there were 84 employees terminated of the 112 planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have occurred at present, however, the expectation remains that the changes related to this reorganization will be completed prior to December 31, 1999.

Note 3.     Comprehensive Income

            The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS130) as of April 1, 1998. SFAS130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Corporation does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Tax is provided for at the effective rate of the jurisdiction under which any other comprehensive income (loss) arises.

            No portion of the accrued income tax liability balance at September 30, 1999 has been impacted due to recognition of comprehensive income. The components of comprehensive income for the six and three month periods ended September 30, 1999 and 1998 are as follows:

                                    Six Months Ended    Three Months Ended
                                      September 30,       September 30,
                                    1999       1998     1999        1998
                                    ----       ----     ----        ----
Net Earnings                       $19,185    $16,746   $9,186     $8,653
Other Comprehensive Income:
Cumulative Foreign Currency
 Translation Adjustment              4,250        558    1,190      1,190
 Available-for-Sale Securities
 Unrealized Holding Gain/(Loss)
 -net of tax                           174     (1,340)      78     (1,340)
                                   -------    -------- -------     -------
 Comprehensive Income              $23,609    $15,964  $10,454     $8,503
                                   -------    -------- -------     -------

Note 4.     Stock Repurchase Authorization

            On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 250 shares. At September 30, 1999, there remained authorization to purchase approximately 234 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

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

Note 6.     Contingencies

            (a) Environmental

            The Corporation has been named as a potentially responsible party
            (PRP) by the Environmental Protection Agency in connection with two waste sites. There are many other companies involved at each of these sites and the Corporation's participation is minor. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of phase I and II environmental investigations and remediation estimates produced by remediation contractors. Though it is difficult to predict the final costs of site remediation, management believes that the recorded liabilities are reasonable estimates of probable liability and that future cash outlays are unlikely to be material to its consolidated financial position, results of operations or cash flows. In respect of the foregoing two sites the Corporation has reserved $200 as its estimate of liability taking the foregoing factors into consideration.

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

            On January 30,1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in very early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of an exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability. Accruals in this regard are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS5) which requires an accrual to be recorded when it is both probable a liability has been incurred and the cost is reasonably estimable.

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

            (c) Other

            The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash flows. It is the Corporation's policy to accrue probable liabilities to the extent that such liabilities can reasonably be estimated.

            The Corporation's business operations consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 60% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, choosing, rather, to control credit risk of trade account financial instruments by credit approval, balance limitation and monitoring procedures. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

ITEM 2:
                      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

The following discussion compares the results of operations for the three and six month periods which ended September 30, 1999 to the same periods in 1998 and provides information with respect to changes in financial condition during the six months then ended.

SALES

Total sales for the current quarter, $121.6 million, increased $35.7 million or 42% from $85.9 million in the same period last year. Canning added $30.3 million and Galvanevet added $6.7 million, or together more than the entire increase reported. However, some large equipment sales were recorded in the comparable quarter last year and proprietary sales, excluding the acquisitions, increased 6% over the similar period last year. Proprietary chemical sales as a percent of total sales were 86% for the current quarter as compared to 83% for the similar period in the prior year.

For the six month period total sales, $240.7 million, increased $73.7 million or 44%. Proprietary sales were 85% of total sales for the six months as compared to 83% for the same period last year and increased $65.8 million or 48% primarily from the acquisitions which added $56.7 million from proprietary sales. The Corporation has witnessed softening markets but has continued to produce increased sales worldwide although in large part from Canning and Galvanevet business acquired. Foreign currency translation reduced reported sales approximately $3.4 million or roughly 1% for the six month period.

COSTS AND EXPENSES

Gross profits are up 49% for the quarter and 48% for the six months as compared to the like periods last year. This growth was enhanced by the continued advancement of proprietary chemical sales. Gross profit as a percentage of sales is roughly 51% and this is somewhat more favorable over both the three and six month periods last year for two reasons. First, the present year has less equipment business for which margins are typically lower than proprietary business and secondly, the approximately 52% incremental gross profit percentage from the Canning and Galvanevet acquisitions further enhanced the present year. Cost awareness initiatives continue to play an important role towards maintaining the Corporation's gross profits.

Selling, technical and administrative (ST&A) expenses are 61% increased for the quarter and 55% increased for the six month period as compared to the similar periods last year. Without the additional operating expenses from the Canning and Galvanevet businesses the increases over last year would have been 7% for the quarter and 2% for the six months. The underlying ST&A increase is principally due to direct selling expenses in support of business growth and research efforts to establish further market presence for newer technologies.

ST&A as a percentage of sales for the three and six month periods is approximately 32% this year as compared to approximately 30% last year. ST&A as a percentage of sales was higher due to expense for business growth and product development and also because last year was less than usual since equipment business in both the three and six month periods increased sales, last year, without any noticable incremental increase to ST&A.

Total amortization charged to earnings was $6.3 million and $2.9 million for the six month periods ended September 30, 1999 and 1998, respectively. The principle effect on this increase is the amortization of goodwill and other intangibles from the Canning and Galvanevet acquisitions. Operating profits for the three and six month periods increased 22% and 31%, respectively, over the corresponding period last year. The increased operating profit results from increased proprietary sales coupled with a slightly higher increase for ST&A as the effects of cost synergies relating to the Canning acquisition are not expected to make a significant impact until the second half of the fiscal year.

As a result, earnings before interest, taxes, depreciation and amortization (EBITDA) is $49.3 million for the six months ended September 30, 1999.

PROVISION FOR INCOME TAXES

The Corporation's effective income tax rate approximates 34% and 35% for the six month periods ended September 30, 1999 and 1998, respectively.

NET EARNINGS

Net earnings available to common shareholders increased 6% for the quarter and 15% for the six month period as compared to the similar periods last year. Recent acquisitions were accretive to earnings even as interest expense increased to approximately twice the level of the similar periods last year on borrowings to effect those acquisitions.


FINANCIAL CONDITION

Operating activities during the six months ending September 30, 1999 resulted in a net cash inflow of $17.5 million. The cash generated was primarily used for capital improvements, dividends to common shareholders, payment to acquire increased interest in Galvanevet and $3.5 million net debt repayment. Working Capital at September 30, 1999 was $70.5 million as compared to $63.2 million at March 31, 1999.

Capital expenditures were $3.4 million for the six months ended September 30, 1999 and are running below the original total planned expenditures of approximately $15.0 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a combined revolving loan and two six-year term loans. One of the term loans is denominated in US Dollars and the other is Pound Sterling denominated. The outstanding balance on the credit facilities decreased a net $3.3 million during the year. The amounts outstanding on the long-term credit arrangement at September 30, 1999, consists of $8.2 million for the revolving loan, $176.1 million on the US Dollar term loan and $67.9(Pounds 41.3) million on the Pound Sterling term loan.

The revolving loan facility permits borrowings of up to $75 million. The Corporation's other credit facilities presently total approximately $55 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

The Corporation established additional purchase liabilities last fiscal year upon recording the acquisition of Canning. The reorganization of employees and facilities is proceeding as planned and as such there were no changes to the original estimated liability recorded. As of the current reporting period there were 84 employees terminated of the 112 planned. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present, however, the expectation remains that the reorganization will be completed prior to December 31, 1999. As such, it is unlikely this reorganization plan would have any material effects on the future operations or financial condition.

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

Information Systems. All worldwide computer systems have been inventoried. The Corporation has completed evaluation of its mission critical business systems throughout the world. The U.S. network systems and personal computer systems are currently being tested, and on the basis of the testing done to date, the Corporation has no reason to believe that those systems will not be Y2K compliant in all material respects. The software package that controls the U.S. supply chain (purchasing, manufacturing, order processing, billing and shipping) has been verified by the ITAA*2000 Certification Program to be presently compliant. The Corporation has received representations from the suppliers of the U.S. human resource and payroll systems regarding their Y2K compliance, and its internal personnel are in the process of testing those representations. The mission critical business systems in use by the Corporation's principal foreign subsidiaries in England (Canning), Italy (Galvanevet), and Taiwan (MacDermid Taiwan) have been tested by internal personnel, and on the basis of that testing, the Corporation has no reason to believe those systems will not be Y2K compliant in all material respects. In the U.S., the Corporation's information systems were taken off line and tested for compliance. In Europe and Asia, components of each system were individually tested. The Corporation's corporate information technology personnel are responsible for monitoring and evaluating the Y2K procedures and remedial actions taken by its subsidiaries.

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

Suppliers and Customers. The Corporation has identified the material suppliers to each of its facilities and has contacted each supplier who supplies more than $10 thousand per year of materials, or who is the only supplier of a particular material, in order to ascertain the supplier's Y2K readiness. Approximately 90% of the suppliers contacted have indicated Y2K compliance, either through individual interviews, in the case of mission critical suppliers, or through written answers to questionnaires. For any supplier found not to be Y2K compliant, the Corporation is in the process of identifying alternate suppliers.

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

All facilities have been reviewed and inventoried for Y2K issues. Some facilities have systems which use date functions for which upgrades have been made available through present suppliers. Security, fire, heating, cooling and related systems, as well as, telephone and voice mail systems at facilities in the U.S. are believed to be materially compliant. If utility providers (including electricity and telecommunication suppliers) do not sufficiently resolve their own Y2K issues, however, there may be a material adverse effect on the Corporation's operations. The Corporation has no reason to believe that any utility on which it relies in the U.S., Europe or Asia will experience a Y2K-related disruption that will have a material adverse effect on its business.

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

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of W. Canning, plc. A substantial majority of that reserve is attributable to two U.S. sites of a W. Canning, plc. U.S. subsidiary that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2 million to $11.5 million. Based upon the Corporation's experience and the facts known to it, as of the date of this filing the Corporation expects that its gross liability for those two Canning sites will not exceed $4.5 million. The Corporation believes that its Canning subsidiary clearly is entitled under Canning's acquisition agreement relating those sites to withhold a deferred purchase price payment of approximately $2.3 million, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2.3 million it may be entitled to additional indemnification payments from the previous two largest shareholders of the prior owner of the two sites. Such recovery is substantially uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2 million. The foregoing estimates of potential gross and net liabilities and recoveries have not been discounted to reflect the time value of money.

The Corporation expects that the liabilities pertaining to the two Canning sites will be incurred within the next three years; the Corporation will recognize the recovery from the purchase price adjustment contemporaneously with its payment of the underlying expense.

On January 30,1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in very early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of an exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability.

                                                              -19-
(b) Legal Proceedings / Other

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

The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash flows. It is the Corporation's policy to accrue probable liabilities to the extent that such liabilities can reasonably be estimated.

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

PART II.  OTHER INFORMATION

ITEM 1 : Legal Proceedings

On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut. The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this action. Management currently believes that the outcome of the proceeding will not likely have a material adverse affect on the Corporation's business or financial position. The proceeding is in the very early stages, however, and therefore difficult to assess at this time.

ITEM 2 : Changes in the Rights of Security Holders

          None.

ITEM 4 : Results of Votes of Security Holders

On September 30, 1999 the Corporation held a special shareholders meeting to obtain approval for the merger agreement, between the Corporation and PTI, Inc., dated February 18, 1999, as amended on July 27, 1999. Shareholder approval was obtained as roughly 79% of the total shares outstanding were voted and approximately 98% of the votes being cast,or 77% of the shares outstanding, for the approval.

ITEM 5 : Other Information

The Corporation filed an amended Form S-4 effective November 12, 1999. This filing supersedes the Form S-4 effective previously from August 30, 1999 and is for the benefit of PTI shareholders who must re-approve the merger as modified by the third amendment to the merger agreement. A press release was issued October 29, 1999 to announce the extension of the agreement until December 15, 1999 and that the share consideration to be paid by the Corporation has been reduced from 7.7 million to 7.0 million shares. The Federal Trade Commission and the Corporation continue to discuss the requirements of certain proposed divestiture that the Corportation expects will be required prior to obtaining regulatory approval for the merger. The parties are hopeful of closing the transaction by December 15, 1999. No guarantee can be given, however, as to if or when that the necessary approval will be obtained.

ITEM 6(a) : Exhibits

6(a).1 The Corporation filed an Amendment to the Restated Certificate of Incorporation, MacDermid, Incorporated, amended as of December 1, 1997.
Exhibit 19 to the June 30, 1999 Form 10Q quarterly report is incorporated by reference herein.

6(a).2 On August 12, 1999, the Corporation filed its Form 10-K/A to provide additional disclosure to certain portions of its annual report to shareholders attached as exhibit 13. The Form 10-K/A is incorporated by reference herein.


ITEM 6(b) : Reports on Form 8-K

6(b).1 On June 9, 1999, the Corporation filed its Form 8-K/A to disclose the impact that reconciliation from UK GAAP to US GAAP for pension accounting had on the historical financial statements and pro forma financial information previously filed. The Form 8-K/A is incorporated by reference herein.

6(b).2 On September 27, 1999, the Corporation filed its Form 8-K which announced that a special shareholders' meeting was to be held for the purpose of approving the merger agreement with PTI and to disclose that a second amendment to the merger agreement had been agreed to which extended the closing deadline. The Form 8-K is incorporated by reference herein.

6(b).3 On October 5, 1999, the Corporation filed its Form 8-K/A to announce that shareholder approval for the merger had been obtained by both the Corporation and PTI on September 30, 1999 and also included the second amendment as exhibit 2. The Form 8-K/A is incorporated by reference herein.

6(b).4 On November 2, 1999, the Corporation filed its Form 8-K/A to disclose that a third amendment to the merger agreement had been agreed to. This third amendment, included as exhibit 2, further extended the closing deadline to December 15, 1999 and provided for a reduction of the share consideration to be paid by the Corporation. The Form 8-K/A is incorporated by reference herein.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MacDermid, Incorporated
                                          (Registrant)






Date:  November 15, 1999                  /s/ Daniel H. Leever

                                              Daniel H. Leever
                                               Chairman and
                                           Chief Executive Officer






Date:  November 15, 1999               /s/ Gregory M. Bolingbroke

                                           Gregory M. Bolingbroke
                                             Corporate Controller