Form 10-Q
period 1999-12-31
MACDERMID INC
filed 2000-02-11
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED  December 31, 1999
                                               ------------------

                         COMMISSION FILE NUMBER  0-2413
                                                -------

                             MacDermid, Incorporated
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      Connecticut                          06-0435750
                   --------------                        ------------
          (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

           245 Freight Street, Waterbury, Connecticut            06702
           -----------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code  (203) 575-5700
                                                          ---------------

                                         None
          -------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding  at  February  1,  2000
     ----------------------                 -----------------------------------
     Common  Stock,  no  par  value               31,155,924  shares

                             MACDERMID, INCORPORATED
                                      INDEX
                                                            Page No.
                                                            --------
Part I.   Financial Information

     Item 1.  Financial Statements
  Consolidated Condensed Balance Sheets -
  December 31, 1999 and March 31, 1999                             2

  Consolidated Condensed Statements of Earnings
  and Retained Earnings - Nine and Three Months
  Ended December 31, 1999 and 1998                                 3

  Consolidated Condensed Statements of Cash Flows -
  Nine Months Ended December 31, 1999 and 1998                     4

  Notes to Consolidated Condensed Financial Statements         5 - 9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations   10 - 13

Part II.   Other Information                                 13 - 14

Signatures                                                        15


MACDERMID,  INCORPORATED
CONSOLIDATED  CONDENSED  BALANCE  SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)

                                               December  31,     March  31,
                                                    1999            1999
                                                    -----           -----
     Assets                                      (Unaudited)     (Audited)

Current Assets:
Cash and Cash Equivalents                               $ 29,370   $ 19,436
Available-for-Sale Securities                                  -        968
Accounts and Notes Receivable (Net of
Allowance for Doubtful Receivables of
10,233 and $10,217)                                     183,972    159,998
Inventories
Finished Goods                                            53,787     54,477
Raw Materials                                             60,141     49,975
                                                        ---------  ---------
                                                         113,928    104,452
Prepaid Expenses                                           6,363     10,560
Deferred Income Tax Asset                                  7,823      7,804
                                                        ---------  ---------
Total Current Assets                                     341,456    303,218
Property, Plant & Equipment (Net of Accumulated
Depreciation of $99,768 and $97,357)                     155,043    146,473
Goodwill (Net of Accumulated Amortization of
     $22,820 and $15,796)  (Note 2)                      204,421    182,415
Intangibles, including Patents/Trademarks (Net of
     Accumulated Amortization of $26,170 and $19,700)     57,523     62,011
Other Assets                                              41,297     43,172
                                                        ---------  ---------
                                                        $799,740   $737,289
                                                        =========  =========
Liabilities and Shareholders' Equity
Current Liabilities:
Notes Payable                                           $  6,247   $  3,700
Current Installments of Long-Term Obligations             42,403     38,279
Accounts & Dividends Payable                              67,708     67,800
Accrued Expenses (Note 2)                                 79,852     55,583
Income Taxes                                              12,962     20,213
                                                        ---------  ---------
Total Current Liabilities                                209,172    185,575
Long-Term Obligations                                    373,194    368,102
Accrued Postretirement & Postemployment Benefits           8,348      9,093
Deferred Income Taxes                                     10,927     11,104
Minority Interest in Subsidiaries                             65         65
Shareholders' Equity
Common Stock Stated Value $1 per Share                    45,412     45,412
Additional Paid-In Capital                                11,886     11,227
Retained Earnings                                        202,983    169,609
Comprehensive Income Equity Adjustments: (Note 4)
   Cumulative Foreign Currency Translation                (4,136)    (4,613)
   Available-for-Sale Securities Holding Loss                  -       (174)
Less: Cost of 14,267,816 Common Shares
    in Treasury (Note 3)                                 (58,111)   (58,111)
                                                        ---------  ---------
Total Shareholders' Equity                               198,034    163,350
                                                        ---------  ---------
                                                        $799,740   $737,289
                                                        =========  =========



See  accompanying  notes  to  consolidated  condensed  financial  statements


MACDERMID,  INCORPORATED
CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
AND  RETAINED  EARNINGS
                   (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                               (Unaudited)
                                                    Nine  Months  Ended      Three  Months  Ended
                                                         December  31,           December  31,
                                                         ------------            ------------
                                                      1999         1998        1999          1998
                                                      ----         ----        ----          ----


Net Sales                                          $   566,256   $   431,830   $   201,546   $   151,408

Cost and Expenses:
   Cost of Sales                                       296,979       225,278       106,590        79,227
   Selling, Technical, Administrative
      Expenses (Note 2)                                172,884       121,581        64,273        43,377
   Amortization                                         13,318         8,241         4,452         2,970
   Interest Income                                        (568)         (797)         (189)         (474)
   Interest Expense                                     24,483        18,555         7,999         6,958
   Other (Income) Expense - net                          1,228        (1,093)          865          (290)
                                                   ------------  ------------  ------------  ------------
                                                       508,324       371,765       183,990       131,768
                                                   ------------  ------------  ------------  ------------

Earnings before Taxes and Extraordinary Item            57,932        60,065        17,556        19,640
Income Taxes                                            21,546        21,668         7,367         6,869
                                                   ------------  ------------  ------------  ------------
Net Earnings before Extraordinary Item                  36,386        38,397        10,189        12,771
Extraordinary Charge for Early
   Retirement of Debt, net of $2,305 Tax Benefit        (3,762)            -        (3,762)            -
                                                   ------------  ------------  ------------  ------------
Net Earnings Available for Common Shareholders          32,624        38,397         6,427        12,771

Retained Earnings, Beginning of Period                 169,609       117,534       197,059       142,155
Change in Subsidiary Fiscal Year                         2,259             -             -             -
Cash Dividends Declared                                 (1,509)       (1,508)         (503)         (503)
                                                   ------------  ------------  ------------  ------------
   Retained Earnings, End of Period                $   202,983   $   154,423   $   202,983   $   154,423
                                                   ============  ============  ============  ============


Net Earnings Per Common Share (Note 5):
Basic
   Earnings Per Share before Extraordinary Item    $      1.17   $      1.23   $      0.33   $      0.41
   Extraordinary Item Per Share                    $     (0.12)  $         -   $     (0.12)  $         -
                                                   ------------  ------------  ------------  ------------
   Basic Earnings Per Common Share                 $      1.05   $      1.23   $      0.21   $      0.41
                                                   ============  ============  ============  ============
Diluted
   Earnings Per Share before Extraordinary Item    $      1.12   $      1.18   $      0.32   $      0.39
      Extraordinary Item Per Share                 $     (0.12)  $         -   $     (0.12)  $         -
                                                   ------------  ------------  ------------  ------------
      Diluted Earnings Per Common Share            $      1.00   $      1.18   $      0.20   $      0.39
                                                   ============  ============  ============  ============

Cash Dividends Per Common Share                    $      0.06   $      0.06   $      0.02   $      0.02
                                                   ============  ============  ============  ============

Weighted Average Common Shares Outstanding:
   Basic                                            31,155,702    31,139,335    31,155,924    31,134,974
                                                   ============  ============  ============  ============
   Diluted                                          32,429,765    32,422,246    32,429,502    32,404,493
                                                   ============  ============  ============  ============


See  accompanying  notes  to  consolidated  condensed  financial  statements.



                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)

                                                       Nine  Months  Ended
                                                           December  31,
                                                           -------------

                                                          1999      1998
                                                          -----     -----



Net Cash Flows from Operating Activities                  $ 49,053   $  53,974


Cash Flows from Investing Activities:
   Capital Expenditures                                    (18,935)    (10,294)
   Proceeds from Disposition of Fixed Assets                 1,186          60
   Sale/(Purchase) of Available-for-Sale Securities          1,147        (262)
   Acquisitions of Business (Note 2)                       (16,001)   (169,534)
   Proceeds from Sale of Business                            9,089           -
                                                          ---------  ----------

   Net Cash Flows used in Investing Activities             (23,514)   (180,030)


Cash Flows from Financing Activities:
   Short-Term (Repayments) / Borrowings                     (5,949)    (13,612)
   Long-Term Borrowings                                     17,350     317,175
   Long-Term Repayments                                    (22,845)   (146,566)
   Exercise of Stock Options                                     -         162
   Purchase of Treasury Shares                                   -      (3,140)
   Dividends Paid                                           (1,509)     (1,508)
                                                          ---------  ----------

   Net Cash Flows (used in)/from Financing Activities      (12,953)    152,511

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                      (844)      2,527
                                                          ---------  ----------

   Net Increase/(Decrease) in Cash and Cash Equivalents     11,742      28,982

Cash and Cash Equivalents at Beginning of Year (Note 2)     17,628       4,793
                                                          ---------  ----------

Cash and Cash Equivalents at End of Period                $ 29,370   $  33,775
                                                          =========  ==========



Cash Paid for Interest                                    $ 22,391   $  14,811
                                                          =========  ==========

Cash Paid for Income Taxes                                $ 22,865   $  15,692
                                                          =========  ==========


See  accompanying  notes  to  consolidated  condensed  financial  statements.

                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Amounts In Thousands of Dollars)

Note  1.     Summary  of  Significant  Accounting  Policies

     The March 31, 1999 condensed consolidated balance sheet amounts have been Derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation) and PTI Inc. ("Polyfibron"). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the nine and three month periods ended December 31, 1999 and 1998 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1999 Annual Report.

Note  2.     Acquisitions  and  Investments

     On December 29, 1999, the Corporation issued 6,999,977 shares and share equivalents of its common stock in exchange for all outstanding shares of Polyfibron, a specialty chemical manufacturer for the graphic arts industries. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of Polyfibron.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated condensed financial statements are summarized below.


                  Nine  Months  Ended          Years  Ended  March  31,
                   December  31,  1999             1999       1998
                   -------------------             ----       ----
                      (unaudited)                   (audited)


Net Sales:
    MacDermid          $374,329                   $382,648  $314,058
    Polyfibron          191,927                    227,956   214,509
                       ---------                  --------  ---------
    Combined           $566,256                   $610,604  $528,567
Extraordinary Charge:
    MacDermid          $      -                   $      -  $      -
    Polyfibron           (3,762)                         -    (1,322)
                       ---------                  --------  ---------
    Combined           $ (3,762)                  $      -  $ (1,322)
Net Income (Loss):
    MacDermid          $ 27,996                   $ 36,283  $ 30,488
    Polyfibron            4,628                     19,343      (730)
                       ---------                  --------  ---------
    Combined           $ 32,624                   $ 55,626  $ 29,758



     In addition to the extraordinary charge for early retirement of debt, $3,762 as shown above, there was $7,116 included in selling, technical, administrative expenses on the consolidated condensed statements of earnings and retained earnings which had an after tax impact of $5,658 on the net income for the nine months ended December 31, 1999. Prior to the combination, Polyfibron's fiscal year ended December 31. In recording the pooling-of-interests combination, MacDermid's financial statements for the nine months ended December 31, 1999 were combined with Polyfibron's financial statements for the same period and MacDermid's financial statements for the years ended March 31, 1999 and 1998 were combined with Polyfibron's financial statements for the years ended December 31, 1998 and 1997.

     Polyfibron's unaudited results of operations for the three months ended March 31, 1999 included sales of $57,086 and net income of $3,259 together with $1,000 dividend paid on preferred shares which were previously outstanding under Polyfibron. An adjustment has been made to shareholders' equity as of April 1, 1999 to provide for the effect of those results having been excluded from both fiscal years 2000 and 1999. The consolidated condensed statement of cash flows are presented for the nine month period ended December 31, 1999, exclusive of the results of operations for the three months ended March 31, 1999. During this period, net cash and cash equavilents of $4,800 and $13,172 was used for operations and investing activities, respectively, and net cash and cash equivalents of $16,164 was provided by financing activities. The resulting $1,808 decrease in cash and cash equivalents during the period is reflected in the cash and cash equivilents at the beginning of the year for purposes of the consolidated condensed statement of cash flows for the nine month period ended December 31, 1999.

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

     The Corporation established purchase liabilities (included in accrued expenses) in fiscal year 1999 when recording its acquisition of W.Canning, plc. ("Canning"). The following table illustrates the activity to this account for the nine month period ended December 31, 1999.


                Beginning  of  Year    Additions   Reductions   End  of  Period
                -------------------    ---------   ----------   ---------------


   Facilities          $4,200               200          637        $3,763
   Redundancies         2,050             4,650        2,837         3,863
   Environmental        2,000                 0          118         1,882
   Litigation               0             2,000            0         2,000




     The reorganization of employees and facilities is proceeding as planned, however, the original estimated liability has been adjusted for factors which have become evident only during the application of the reorganization plan. These factors include most significantly employee separation and litigation costs. As of the current reporting period there were 89 employees terminated of the 140 planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have occurred at present, however, the expectation remains that this reorganization will be significantly complete prior to the end of the fiscal year.

Note  3.     Stock  Repurchase  Authorization

     On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 200,000 shares. At December 31, 1999, there remained authorization to purchase approximately 184,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

Note  4.     Comprehensive  Income

     The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS130) as of April 1, 1998. SFAS130 established standards for reporting and display of comprehensive income and its components in the financial statements. The Corporation does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Tax is provided for at the effective rate of the jurisdiction under which any other comprehensive income (loss) arises. No portion of the accrued income tax liability balance at December 31, 1999 has been impacted due to recognition of comprehensive income.

The components of comprehensive income for the nine and three month periods ended December 31, 1999 and 1998 are as follows:


                                           Nine  Months  Ended    Three  Months  Ended
                                               December  31,       December  31,
                                               ------------         ------------
                                               1999     1998        1999     1998
                                               ----     ----        ----     ----


            Net Earnings                         $32,624  $38,397   $6,427  $12,771
            Other Comprehensive Income:
             Cumulative Foreign Currency
              Translation Adjustment               4,694    3,926      485    2,944
              Available-for-Sale Securities
               Unrealized Holding Gain/(Loss)
                 -net of tax                         174     (249)       -    1,091
                                                  -------  --------  ------  -------
             Comprehensive Income                 $37,492  $42,074   $6,912  $16,806
                                                  -------  --------  ------  -------



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

Note  6.     Segment  Reporting

     The Corporation has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS131). The Corporation has two reportable segments, for which operating incomes are evaluated by executive management, Advanced Surface Finishing and Graphic Arts. They are managed separately as each segment has differences in technology and marketing strategies. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies, Note 1. Graphic Arts was primarily established as a business unit as a result of the Corporation's December 1999 merger with Polyfibron and the existing reporting structure at the time of the merger was retained.

The segment results of operations which follow include certain operating costs which are allocated based on the relative burden each segment bears on those costs. The segment identifiable assets which follow are reconciled to total consolidated assets using a corporate-wide line item, which consists primarily of deferred tax assets, equity method investments and certain other long term assets not associated with support of the operations.

Segment  Results  of  Operations:


                                    Nine  Months  Ended             Three  Months  Ended
                                      December  31,                   December  31,
                                      ------------                     ------------
                                      1999      1998                    1999     1998
                                      ----      ----                    ----     ----


Net Sales
  Advanced Surface Finishing       $344,944   $          236,153   $       123,599   $ 87,472
  Graphic Arts                      221,312              195,677            77,947     63,936
                                   ---------  -------------------  ----------------  ---------
     Consolidated Net Sales        $566,256   $          431,830   $       201,546   $151,408
                                   ---------  -------------------  ----------------  ---------
Operating income
  Advanced Surface Finishing       $ 59,504   $           44,475   $        20,401   $ 13,775
  Graphic Arts                       44,005               40,496            16,366     15,029
  Amortization                      (13,318)              (8,241)           (4,452)    (2,970)
  Merger Costs                       (7,116)                   -            (6,084)         -
                                   ---------  -------------------  ----------------  ---------
     Consoliated Operating Income  $ 83,075   $           76,730   $        26,231   $ 25,834
Interest Income                        (568)                (797)             (189)      (474)
Interest Expense                     24,483               18,555             7,999      6,958
Other (Income) Expense - net          1,228               (1,093)              865       (290)
                                   ---------  -------------------  ----------------  ---------
Earnings before Taxes
  and Extraordinary Item           $ 57,932   $           60,065   $        17,556   $ 19,640
                                   ---------  -------------------  ----------------  ---------



Segment Identifiable Assets:
                                              December 31, 1999    March 31, 1999
                                              -------------------  ----------------
Advanced Surface Finishing                      $457,450           $          392,065
Graphic Arts                                     319,968                      321,553
Corporate-wide                                    22,322                       23,671
                                                ---------          -------------------
   Consolidated Assets                          $799,740           $          737,289
                                                ---------          -------------------



Note  7.     Contingencies

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

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of Canning. A substantial majority of that reserve is attributable to several sites of Canning that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2,000 to $11,500. Based upon the Corporation's experience and the facts known to it, as of the date of this filing the Corporation expects that its gross liability for those Canning sites will not exceed $4,500. The
Corporation believes that its Canning subsidiary is entitled, under its acquisition agreement relating to certain sites, to withhold an approximate $2,300 deferred purchase price payment which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2,300 it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2,000. The foregoing estimates of potential gross and net liabilities and recoveries have not been discounted to reflect the time value of money. The Corporation expects that the liabilities pertaining to the Canning sites will be incurred within the next five years; the Corporation will recognize the recovery from the purchase price adjustment contemporaneously with its payment of the underlying expense.

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

A subsidiary of the Corporation, W. Canning L.P., is involved in a civil lawsuit with one of its former customers. The action involves allegations by the customer of product liability. Damages in the amount of approximately $2 million have been alleged. The Corporation is vigorously defending this action. The insurance carrier of W. Canning L.P. has provided a defense.

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

ITEM  2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and nine month periods which ended December 31, 1999 to the same periods in 1998 and provides information with respect to changes in financial condition during the nine months then ended.

SALES

Total sales for the current quarter, $201.5 million, increased $50.1 million or 33% from $151.4 million in the same period last year. Acquisitions added $31.6 million (with Canning in for three months this year vs. one month last year adding $20.3 million). Proprietary chemical sales, excluding the acquisitions, increased 8% over the similar period last year. Proprietary sales as a percent of total sales were 88% for the current quarter as compared to 89% for the similar period in the prior year.

For the nine month period total sales, $566.3 million, increased $134.5 million or 31% from $431.8 million in the same period last year. Proprietary sales were 89% of total sales for the nine month periods in both years and increased $121.8 million or 32% primarily from acquisitions which added $112.7 million of proprietary sales. The Corporation continues to produce increased sales worldwide in large part from businesses acquired. Foreign currency translation reduced reported sales approximately $6.2 million or roughly 1% for the nine month period

During both the three and nine month periods ended December 31, 1999 the Corporation's markets have experienced growth, from modest in Europe and improving in the Americas to vibrant in Asia. However, softening pricing has somewhat offset the momentum particularly in the US markets.


COSTS  AND  EXPENSES

Gross profits are up 32% for the quarter and 30% for the nine months as compared to the like periods last year. This growth was enhanced by the continued advancement of proprietary chemical sales. Gross profit as a percentage of sales has been steady at roughly 47.5% for both the three and nine month periods in both the current and prior fiscal years. Cost awareness initiatives continue to play an important role towards maintaining the Corporation's gross profits.

Selling, technical and administrative (ST&A) expenses are 48% increased for the quarter and 42% increased for the nine month period as compared to the similar periods last year. Without additional expenses for one-time merger costs and other acquired business, ST&A expenses would have been increased roughly 3% for both the quarter and nine months ended December 31, 1999.

ST&A as a percentage of sales for the three and nine month periods is approximately 29% (excluding one-time merger costs) this year as compared to approximately 29% for the three months and 28% for the nine month periods last year. ST&A as a percentage of sales was higher for the nine month period due to expense in support of business growth and product development.

Total amortization charged to earnings was $13.3 million and $8.2 million for the nine month periods ended December 31, 1999 and 1998, respectively. The principle effect on this increase is the amortization of goodwill and other intangibles from the Canning acquisition.

Operating profits for the three month period increased 2% (would have been increased 25% absent the one-time merger costs). Operating profits for the nine month period increased 8% (would have been increased 18% absent the one-time merger costs). Operating profits increased 25% and 18% for the three and nine month periods ended December 31, 1999, respectively, as a result of increased proprietary sales coupled with ST&A that was relatively unchanged other than increases with acquired business as well as additional amortization of intangibles as a result of acquisition activity. These operating profit increases were reduced to 2% and 8% for the three and nine month periods ended December 31, 1999, respectively, as a result of the one-time merger costs incurred.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is $103.1 million for the nine months ended December 31, 1999. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. It should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.

PROVISION  FOR  INCOME  TAXES

The Corporation's effective income tax rate approximates 37% and 36% for the nine month periods ended December 31, 1999 and 1998, respectively. The difference is due to professional fees incurred as a result of the merger in December 1999 of the Corporation with Polyfibron which are not deductible for tax purposes. For the third quarter, these professional fees caused the Corporation's effective income tax rate to approximate 42% as compared to 35% for the same three month period last year.

NET  EARNINGS

Net earnings available to common shareholders decreased 50% for the quarter and 15% for the nine month period as compared to the similar periods last year. This was due to the non-recurring expenses associated with effecting the Corporation's merger with Polyfibron. Excluding these costs, net earnings available to common shareholders increased 19% and 9% for the three and nine month periods ended December 31, 1999, respectively, as recent acquisitions have been immediately accretive to earnings.

Borrowings increased over the three and nine month periods last year for the Corporation's acquisition activities, of most significance was Canning in December 1998. As a result, interest expense increased 15% for the three month period and 32% for the nine month period ended December 31, 1999 on the borrowings to effect those acquisitions.

FINANCIAL  CONDITION

Operating activities during the nine months ending December 31, 1999 resulted in a net cash inflow of $49.0 million. The cash generated was primarily used for capital improvements, dividends to common shareholders, payment to acquire increased interest in a subsidiary and $11.4 million net debt repayment. Working Capital at December 31, 1999 was $132.3 million as compared to $117.6 million at March 31, 1999.

Capital expenditures were $18.9 million for the nine months ended December 31, 1999 and are in line with the original total planned expenditures of approximately $25.0 million for the fiscal year.

MacDermid has a long-term credit arrangement which consists of a combined revolving loan and three six-year term loans. Two of the term loans are denominated in US Dollars and the other is Pound Sterling denominated. The outstanding balance on the credit facilities increased $155.6 million to extinguish all of the existing debt of Polyfibron at the consumation of the merger with the Corporation in December 1999. In addition, the remaining outstanding balance on the credit facilities decreased a net $2.5 million during the year. The amounts outstanding on the long-term credit arrangement at December 31, 1999, consists of $56.4 million for the revolving loan, $336.1 million on the US Dollar term loans and $65.4(Pound 40.5) million on the Pound Sterling term loan.

The revolving loan facility permits borrowings of up to $125 million. The Corporation's other credit facilities presently total approximately $55 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

The Corporation established purchase liabilities last fiscal year upon the acquisition of Canning. The reorganization of employees and facilities is proceeding as planned, however, the original estimated liability has been increased $6.8 million as a result of factors previously discussed in Note 2 to the consolidated condensed financial statements. As of the current reporting period there were 89 employees terminated of the 140 planned. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present, however, the expectation remains that this reorganization will be significantly complete prior to the end of the fiscal year. As such, it is unlikely this reorganization plan would have any material effects on the future operations or financial condition.

The Corporation did not experience any adverse impact upon its business operations with the arrival of the year 2000. However, the Corporation's information systems group responsible for the worldwide compliance program, as described in the Corporation's reports during 1999, will continue to monitor this item for several months.

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

CONTINGENCIES

(a) Environmental. The Corporation has been named as a potentially responsible party (PRP) by the Environmental Protection Agency in connection with two waste sites. There are many other companies involved at each of these sites and the Corporation's participation is minor. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of phase I and II environmental investigations and remediation estimates produced by remediation contractors. Though it is difficult to predict the final costs of site remediation, management believes that the recorded liabilities are reasonable estimates of probable liability and that future cash outlays are unlikely to be material to its consolidated financial position, results of operations or cash flows.

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of Canning. A substantial majority of that reserve is attributable to several sites of Canning that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2 million to $11.5 million. Based upon the Corporation's experience and the facts known to it, as of the date of this filing the Corporation expects that its gross liability for those Canning sites will not exceed $4.5 million. The Corporation believes that its Canning subsidiary is entitled under its acquisition agreement relating certain sites to withhold a deferred purchase price payment of approximately $2.3 million, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2.3 million it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2 million. The foregoing estimates of potential gross and net liabilities and recoveries have not been discounted to reflect the time value of money. The Corporation expects that the liabilities pertaining to the Canning sites will be incurred within the next five years; the Corporation will recognize the recovery from the purchase price adjustment contemporaneously with its payment of the underlying expense.

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

(b) Legal Proceedings / Other. On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut. The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this action. It is currently believed that the outcome of the proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in the very early stages and therefore difficult to assess at this time.

A subsidiary of the Corporation, W. Canning L.P., is involved in a civil lawsuit with one of its former customers. The action involves allegations by the customer of product liability. Damages in the amount of approximately $2 million have been alleged. The Corporation is vigorously defending this action. The insurance carrier of W. Canning L.P. has provided a defense.

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


PART  II.  OTHER  INFORMATION

ITEM  1  :  LEGAL  PROCEEDINGS

     None.

ITEM  2  :  CHANGES  IN  THE  RIGHTS  OF  SECURITY  HOLDERS

None.

ITEM  3  :  DEFAULTS  BY  THE  CORPORATION  ON  ITS  SENIOR  SECURITIES

None.

ITEM  4  :  RESULTS  OF  VOTES  OF  SECURITY  HOLDERS

None.

ITEM  5  :  OTHER  INFORMATION

The Corporation filed an amended Form S-4 effective November 12, 1999. This filing supersedes the Form S-4 effective previously from August 30, 1999 and is for the benefit of PTI Inc. shareholders who were required to re-approve the merger as modified by the third amendment to the merger agreement. The Federal Trade Commission granted regulatory approval for the merger and the closing of the merger was consumated on December 29, 1999.

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

6(b).2 On September 27, 1999, the Corporation filed its Form 8-K which announced that a special shareholders' meeting was to be held for the purpose of approving the merger agreement with PTI Inc. and to disclose that a second amendment to the merger agreement had been agreed to which extended the closing deadline. The Form 8-K is incorporated by reference herein.

 6(b).3 On October 5, 1999, the Corporation filed its Form 8-K/A to announce that shareholder approval for the merger had been obtained by both the Corporation and PTI Inc. on September 30, 1999 and also included the second amendment as exhibit 2. The Form 8-K/A is incorporated by reference herein.

6(b).4 On November 2, 1999, the Corporation filed its Form 8-K/A to disclose that a third amendment to the merger agreement had been agreed to. This third amendment, included as exhibit 2, further extended the closing deadline to December 15, 1999 and provided for a reduction of the share consideration to be paid by the Corporation. The Form 8-K/A is incorporated by reference herein.

6(b).5 On January 3, 2000, the Corporation filed its Form 8-K/A to announce the merger between the Corporation and PTI Inc. received Federal Trade Commssion approval and was then consumated on December 29, 1999. The Form 8-K/A is incorporated by reference herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MacDermid, Incorporated
                             -----------------------
                                  (Registrant)







Date:  February 11, 2000     /s/ Daniel H. Leever
------------------------     --------------------

                             Daniel H. Leever
                             Chairman and
                             Chief Executive Officer






Date:  February 11, 2000     / s / Gregory M. Bolingbroke
------------------------     ----------------------------

                             Gregory M. Bolingbroke
                             Corporate Controller