Form 10-K
period 2000-03-31
MACDERMID INC
filed 2000-06-26
CIK 61138

10-K
                       Annual Report on Form 10-K for 2000
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 2000.
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  [NO  FEE  REQUIRED].For  the  transition  period  from        to
                       Commission file number       0-2413
                             MACDERMID, INCORPORATED
             (Exact name of Registrant as specified in its Charter)
           Connecticut                        06-0435750
     (State  of  incorporation)     (I.R.S.  Employer  I.D.  No.)
             245 Freight Street, Waterbury, Connecticut  06702-0671
                    (Address of principal executive offices)
        Registrant's Telephone Number, including Area Code (203) 575-5700
        Securities registered pursuant to Section 12(g) of the Act:  NONE
           Securities registered pursuant to Section 12(b) of the Act:
               Title of Class   -   Common Stock Without Par Value
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements  for  the  past  90  days.        Yes  (X)   No  (  )
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 31, 2000 (based on the closing price on such date as reported on the New York Stock Exchange) was $638,696,000.
The number of shares of Registrant's Common Stock outstanding as of May 31, 2000 was 31,155,921 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed on or about June 26, 2000 to the Corporation's stockholders in connection with the annual meeting scheduled for July 19, 2000 are incorporated herein by reference into Part III hereof.

                                     PART I
Item  1(a)  GENERAL  DEVELOPMENT  OF  BUSINESS
Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, the "Corporation" or "MacDermid") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing, electronics, offshore lubricants and printing industries. MacDermid offers a line of horizontal processing equipment used in conjunction with certain of the Corporation's chemical products. This equipment is used primarily in the production of printed circuit boards and in chemical machining.
In December 1995, MacDermid acquired the assets, subject to certain liabilities of the Electronics and Printing Division of Hercules Incorporated. The acquired business consists principally of the manufacture and sale of proprietary products including photo-resists, used to imprint electrical patterns on circuit boards, and photo-polymer printing, which reproduces quality graphics on package printing and in-store displays. The acquisition, accounted for as a purchase transaction, was financed at closing, through bank borrowings and the issuance of preferred stock. The preferred stock was completely redeemed by utilizing a portion of a revolving credit facility, in May 1997.
In December 1998, MacDermid acquired 95% of the outstanding share capital of W. Canning, plc and in February 1999, the remaining shares were acquired, by the Corporation, through a statutory compulsory procedure. The acquired business consists principally of the manufacture and sale of proprietary products including metal and plastic finishing for automotive and other consumer surface finishing industries, offshore fluids for oil drilling and exploration, as well as, sealants, adhesives and fuel and water additives. The acquisition, accounted for as a purchase transaction, was financed through bank borrowings. In December 1999, MacDermid completed a merger with PTI Inc. The acquisition was accounted for as a pooling-of-interests transaction. The Corporation issued 6,999,968 shares and share equivalents of its common stock in exchange for all of the outstanding shares of PTI Inc. This business firmly establishes the Corporation in the printing industry. The acquired business consists primarily of the manufacture and sale of proprietary products including offset blankets, textile blankets, printing plates and rubber based covers for industrial rollers.
The Corporation's original listing application to the New York Stock Exchange was accepted on February 26, 1998 and since this date its common shares have traded on the N.Y.S.E., under the symbol "MRD". Prior to that, and since 1966, the Corporation's common shares had traded on the NASDAQ stock market.
The Corporation's Board of Directors authorized a three-for-one stock split on February 6, 1998, which distributed the shares on April 1, 1998 to common shareholders of record at the close of business on March 16, 1998. For a description of the Corporation's business, see Item 1(c) on the following page.
Item  1(b)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
MacDermid provides development, manufacture, sale and technical service for a large variety of specialty chemical processes and related equipment in two reportable industry segments: Advanced Surface Finishes and Graphic Arts. These two segments, under which the Corporation operates on a worldwide basis, are managed separately as each segment has differences in technology and marketing strategies.

Item 1(c) of this Report provides information concerning the Corporation's classes of products and Item 1(d) of this report includes financial information concerning operations by business segment and by geographic region as well as on a consolidated basis. Additional information with respect to the business is shown in the notes to Consolidated Financial Statements portion of the Corporation's 2000 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.

Item  1(c)  NARRATIVE  DESCRIPTION  OF  BUSINESS
(i) MacDermid produces and markets over 5,000 proprietary chemical compounds. These proprietary chemical compounds are used for cleaning, activating and polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing metal surfaces, stripping of metal and final coating of metal surfaces, filtering, anti-tarnishing, rust retarding and etching, imaging, deposition of metal, offshore lubricants, sealants, adhesives, water and oil treatments and other chemical processes. Research in connection with proprietary products is conducted principally in the United States, with additional research facilities in Great Britain, France and Japan.
In the Americas, the Corporation markets its entire line of products through more than 240 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. The Corporation maintains chemical inventories at more than 25 distribution points throughout the United States. Typically these facilities are leased or rented. In Canada, Mexico and Brazil the Corporation both manufactures and markets certain of its products through wholly owned subsidiaries. In Vermont a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European sales are made from inventory stock through more than 360 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Sweden and Switzerland. MacDermid owns and operates subsidiary manufacturing facilities in Spain, Great Britain, Germany and France. In Germany a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In the Asia/Pacific region, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan, and sales are made through more than 50 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in India, Malaysia, The Philippines and Thailand directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, Australia and New Zealand. In Taiwan a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In other foreign markets certain of the Corporation's proprietary chemicals are manufactured and sold and in certain countries in South America, Europe and Asia, the Corporation's products are sold through distributors or manufactured and sold through licensees.
Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.

MacDermid's  principal  products  fall  into  the  three  following  classes:
(A) Chemical compounds produced by the Corporation, most of which are the result of its own research and development and, therefore, are referred to as proprietary products;
(B) Equipment in support of the chemical business of which approximately 60% is manufactured by the Corporation; and
(C)     Resale  chemicals  and  supplies.


The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:


CLASS OF PRODUCTS      2000   1999   1998
---------------------  -----  -----  -----

Proprietary Chemicals    89%    88%    93%
Equipment                 5%     7%     4%
Resale Chemicals and
Supplies                  6%     5%     3%



 (ii) MacDermid uses in excess of 1,100 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal 2000, there were no significant difficulties in obtaining raw materials essential to its business.
(iii) During fiscal 2000, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 70 non-expired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by the Corporation are important to its business and have varying remaining lives. Although certain of the Corporation's patents are increasingly more important to its business, the Corporation believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not more, important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks for which it considers to be of value in identifying MacDermid and its products. The Corporation neither holds nor has granted any franchises or concessions.
(iv)     No  material  portion  of  the  Corporation's  business  is  seasonal.
(v) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.
(vi) No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.
(vii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for the Corporation's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.
(viii) No material portion of MacDermid's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.
(ix) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. The Corporation maintains extensive supporting technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications enables it to compete successfully both locally and world-wide.
(x)     MacDermid  spent  approximately $22,548,000, $21,500,000 and $20,618,000 during fiscal years 2000, 1999 and 1998, respectively, on research and development activities. Substantially all research and development activities were sponsored by the Corporation with the greater percentage related to the development of new products.
(xi) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures of an estimated $1 million has been spent for environmental control facilities annually. Though difficult to predict, future spending for this purpose is likely to average roughly 5% of the capital budget.
(xii) MacDermid employed 3,164 and 2,520 full time, regular employees as of March 31, 2000 and 1999, respectively.

Item  1(d)  FOREIGN  AND  DOMESTIC  OPERATIONS
MacDermid's 2000 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to geographic areas including operating information and the effect upon shareholders' equity of the translation of foreign currency financial statements.
Item  2  PROPERTIES
Within  the  United  States,  MacDermid  owns  the  following  properties:
In  Connecticut;
At Waterbury, a 51,700 square foot steel building, principally used for executive offices, marketing and corporate support, and a 62,000 square foot research and customer service facility, both of which are located on a 5.8 acre tract. In addition, a 180,000 square foot wood, brick and concrete building complex is principally used for manufacturing and warehousing but also includes some offices and laboratories. The complex is located on a 7.2 acre tract. Directly across a street from this property, a 31 acre tract of land is held for possible future development.

In  Delaware;
At Middletown, a concrete and steel building of 85,520 square feet consisting of factory, laboratory, warehouse and office facilities located on a 10.97 acre tract.
At Wilmington, a concrete and steel building of 26,000 square feet used principally as a technical and administrative services center located on a 3.8 acre tract. Also on this site is an 18,000 square foot concrete and steel building which is used for research activities and may also be used for manufacturing expansion should the need arise.
In  Michigan;
At Ferndale, a steel frame and steel sided building of 75,000 square feet consisting principally of factory, warehouse and office facilities, located on a
6.25  acre  tract.
At New Hudson, a steel and brick single story building of 15,000 square feet consisting of research laboratories and offices located on a 7 acre tract. In Illinois;
At Waukeegan, a masonry building of 25,000 square feet consisting of factory, laboratory, warehouse and office facilities located on a 1 acre tract. In, addition, there are two adjacent tracts of land totaling 1.3 acres which are being held for sale or lease but which could be used for manufacturing should the need arise.
In  Massachusetts;
At Adams, a brick and wood building of 130,000 square feet consisting of factory, warehouse and office facilities located on an 8 acre tract. In Tennessee;
At Morristown, a brick and steel building of 250,000 square feet consisting of factory, warehouse and office facilities located on a 23.75 acre tract. In Georgia;
At Atlanta, a brick and steel building of 65,000 square feet consisting of research laboratories and sales offices located on a 5.75 acre tract. In California;
At San Marcos, a concrete building of 235,000 square feet consisting of factory, warehouse, research laboratories and office facilities located on an 11.75 acre tract.
The Corporation also owns property in Vernon, Connecticut, which is being held for sale or lease but which could be used for manufacturing should the need arise.
Outside the United States, the Corporation owns additional properties as follows:
In  Spain;
At Barcelona, a steel and brick building of 31,000 square feet of factory, warehouse, laboratory and office space.
In  England;
At Telford, two brick, concrete and steel buildings, connected by a walkway, containing a total of 43,000 square feet of manufacturing, warehouse, laboratory and office space.
At Birmingham, two brick, concrete and steel buildings, connected by a walkway, containing a total of 110,000 square feet of manufacturing, warehouse, laboratory and office space and at a separate location nearby a brick, concrete and steel building of 120,000 square feet of manufacturing and warehouse space. At Sheffield, a steel and concrete building of 4,500 square feet of warehouse and laboratory space.
At Wigan, a brick, concrete and steel building of 65,000 square feet of manufacturing, warehouse and office space.
In  France;
At Villemeux, a steel and concrete building of 50,000 square feet of manufacturing, warehouse and office space.
At Eure, a steel and concrete building of 41,000 square feet of manufacturing, warehouse, laboratory and office space.
At Cernay, a steel and concrete building of 235,000 square feet of factory, warehouse and office space.
At Steinbach, a wood and brick building of 150,000 square feet of factory and warehouse.
At Evreux, a steel building of 68,000 square feet of factory and warehouse. In Germany;
At Dusseldorf, a steel and concrete building of 17,000 square feet for manufacturing.
At Zulpich, a steel and concrete building of 12,000 square feet of manufacturing and office space.
In  the  Republic  of  China;
At Hsin Chu, Taiwan, two buildings of reinforced concrete totaling 30,000 square feet, located on a 1.8 acre tract, used for factory, warehouse and offices. At Hong Kong, 30,000 square feet office, labs and warehouse space in a concrete block building.
At Panyu, three buildings of reinforced concrete totaling 64,000 square feet, located on a 4 acre tract, used for factory, warehouse and offices. The Corporation also owns property at Birmingham, Wigan and Droitwich, England which is presently leased, as well as at Rosay Par Prouais, France which is being held for sale or lease.
In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in California, Massachusetts, Michigan, North Carolina, New Jersey, Rhode Island, Texas, Vermont, Washington, Canada, Mexico, Holland, Italy, France, Germany, Sweden, Korea, Australia, Japan, Singapore, China and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.
Item  3     LEGAL  PROCEEDINGS
Legal proceedings are contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this form 10K and incorporated by reference.
Item  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
There were no matters submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal 2000.

Item  4A  EXECUTIVE  OFFICERS  OF  MACDERMID
The names, offices and ages (as of March 31, 2000) of all the executive officers of MacDermid, each of whom has been employed in his/her respective office(s) for more than five years, except as noted are as follows:
Daniel H. Leever, age 51, has been Board Chairman since July 1998 and Chief Executive Officer since 1990.

R. Nelson Griebel, age 50, has been President and Chief Operating Officer since February 1999. Previously, and since 1977 he was with BankBoston, serving as Executive Vice President and as Regional President of Connecticut and western Massachusetts operations.

Stephen Largan, age 32, has been Vice President, Finance since February 1999. Previously, and since 1993 he was with a subsidiary of Ford Motor Company, serving as Director of Finance.

Gregory  M.  Bolingbroke,  age  50,  has  been  Corporate Controller since 1995.

John L. Cordani, age 37, Mr. Cordani resigned effective May 19, 2000. Previously, he was Corporate Secretary since 1995 and General Counsel since 1993.

Mary Anne B. Tillona, age 42, has been Corporate Secretary since June 2000 and Deputy General Counsel since April 2000. Previously, and since 1995 she was Corporate Counsel for Dexter Corporation.

          PART  II
Item  5     MARKET  FOR  MACDERMID'S  COMMON  STOCK  AND RELATED SECURITY HOLDER
MATTERS
Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 2000 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.
Item  6     SELECTED  FINANCIAL  DATA
The selected financial data (Five-Year Summary) is contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item  7(a)  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility which is based upon various floating rates. At March 31, 2000, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates one-third of its borrowings. The resulting weighted-average fixed interest rate is 6.2%. Based upon expected levels of borrowing under this facility in 2001, an increase in interest rates of 100 basis points would result in an incremental $2.8 million interest expense and would not have a material adverse affect on the Corporation's consolidated financial position, results of operations or cash flows.
The Corporation operates manufacturing facilities in eight countries and sells products in over 25 countries. Approximately 45% of the Corporation's sales are denominated in currencies other than the US Dollar. Historically, the Corporation returns slightly less than 10% on sales and foreign exchange fluctuations have not had any significantly measurable effect on earnings. Furthermore, those earnings are generally reinvested locally and the impact on operating cash flows has been less than $3.5 million annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. The Corporation does not enter into any derivative financial instruments for trading purposes, nor does it enter into any foreign currency hedging. The Corporation has certain supply agreements for quantities but has chosen not to enter into any price hedging with its suppliers for commodities. Additional information about market risk is contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.

Item  8     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.
Item  9  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
None.

PART  III
Item  10  DIRECTORS  AND  OFFICERS
The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 19, 2000 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.
Item  11  EXECUTIVE  COMPENSATION
The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 19, 2000 is incorporated herein by reference thereto.
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to the security ownership of certain beneficial owners and management contained in MacDermid's Proxy Statement dated June 19, 2000 is incorporated herein by reference thereto.
Item  13     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  FAMILY
RELATIONSHIPS
The discussion of "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 19, 2000 is incorporated herein by reference thereto.

PART  IV

Item  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
FORM  8-K
(a)     (1)     Financial  Statements
The consolidated financial statements and report thereon of KPMG LLP, dated May 12, 2000 are contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.
     (2)     Financial  Statement  Schedules
The following schedules are filed as part of this Annual Report on Form 10-K. This supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.
Schedule II - Valuation and Qualifying Accounts and Reserves is contained in MacDermid's 2000 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference

Auditors'  Report  on  Supporting  Schedule
     (3)     Exhibits
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.
     (b)  Reports  on  Form  8-K
The Corporation filed a report on Form 8-K, dated January 3, 2000, during the fourth quarter of fiscal 2000. This report contains information with respect to a press release announcing the consummation of the merger on December 29, 1999 between the Corporation and PTI Inc. upon approval from the Federal Trade Commission and is incorporated by reference.
The Corporation filed a report on Form 8-K, dated May 15, 2000, during the first quarter of fiscal 2001. This report contains information with respect to a press release announcing the Corporation's fiscal year 2000 earnings and is incorporated by reference.




                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
                              Dated:  June 26, 2000
By     /s/  Daniel  H.  Leever     By    /s/  Gregory  M.  Bolingbroke
        Daniel  H.  Leever             Gregory  M.  Bolingbroke
        Director,  Chairman  and             Corporate  Controller  and
        Chief  Executive  Officer             Chief  Accountant


Daniel H. Leever, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on May 12, 2000 as attorney-in-fact for the following directors of the Registrant:
            Donald  G.  Ogilvie     -      Thomas  W.  Smith     -      James C.
Smith
                           -     R. Nelson Griebel     -     Joseph M. Silvestri
                              /s/ Daniel H. Leever
                                Daniel H. Leever

EXHIBIT  INDEX
                          2000 FORM 10-K ANNUAL REPORT
Exhibit
No.
 3.1  Restated Certificate of Incorporation, MacDermid,
      Incorporated, amended as of December 1, 1997.
      Exhibit 19 to September 30, 1991
      Form 10-Q Quarterly Report is incorporated
      by reference herein.                                    By reference
 3.2  By-Laws, amended as of February, 1997.
      Exhibit 3b to 1985
      Form 10-K Annual Report is incorporated
      by reference herein.                                    By reference
 4.1  Credit Agreement, amended and restated,
      dated as of November 11, 1999, among
      MacDermid, Incorporated, the Banks
      signatory thereto and Bank of America,
      as Agent, letter of credit issuing bank and
      swing line lender is incorporated by reference herein.  By reference
10.1  MacDermid, Incorporated Special Stock
      Purchase Plan, amended as of November 1, 1992.
      Exhibit 10 to 1993 Form 10-K Annual
      Report is incorporated by reference herein.             By reference
10.2  MacDermid, Incorporated 1995 Equity
      Incentive Plan Exhibit 10.2 to 1996
      Form 10-K Annual Report is Incorporated
      by reference herein.                                    By reference
10.3  MacDermid, Incorporated 1998 Equity
      Incentive Plan Exhibit 10.3 to 1999
      Form 10-K Annual Report is Incorporated
      by reference herein.                                    By reference
11    Computation of per share earnings.
      Note 7 to MacDermid's 2000 Annual
      Report to Stockholders                                  Attached
13    Portions of MacDermid's 2000
      Annual Report to Stockholders
      as required by Item 8                                   Attached
21    Subsidiaries of MacDermid, Incorporated                 Attached
23    Independent Auditors' Consent                           Attached
24    Power of Attorney                                       Attached
27    Financial Data Schedule                                 Attached