Form 10-Q
period 2000-06-30
MACDERMID INC
filed 2000-08-11
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED  June 30, 2000
                                                 --------------

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
                                                          ---------------

                                         None                         .
          -------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X  No         .
                                              ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding  at  August  1,  2000
     ----------------------          ---------------------------------
     Common  Stock, no par value              31,152,611  shares

                             MACDERMID, INCORPORATED
                                      INDEX


                                                            Page No.
                                                            --------
Part I.   Financial Information

     Item 1.  Financial Statements
Consolidated Condensed Balance Sheets -
  June 30, 2000 and March 31, 2000                                 2

  Consolidated Condensed Statements of Earnings
  and Retained Earnings - Three Months Ended
  June 30, 2000 and 1999                                           3

  Consolidated Condensed Statements of Cash Flows -
  Three Months Ended June 30, 2000 and 1999                        4

  Notes to Consolidated Condensed Financial Statements         5 - 8

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations    9 - 12

Part II.   Other Information                                      12

Signatures                                                        13


                                 MACDERMID,  INCORPORATED
                        CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                   (Amounts in Thousands of Dollars Except Share Amounts)


                                                       June 30,       March 31,
                                                        2000            2000
                                                     ------------    ----------
Assets                                                 (Unaudited)    (Audited)
Current Assets:
Cash and Cash Equivalents                               $    16,964   $ 20,116
Accounts and Notes Receivable (Net of
  Allowance for Doubtful Receivables of
  $11,254 and $10,541)                                      194,970    180,629
Inventories
  Finished Goods                                             72,097     65,338
  Raw Materials                                              54,544     50,264
                                                        ------------  ---------
                                                            126,641    115,602
Prepaid Expenses                                              8,439      6,976
Deferred Income Tax Asset                                     5,816      9,115
                                                        ------------  ---------
   Total Current Assets                                     352,830    332,438

Property, Plant & Equipment (Net of Accumulated
  Depreciation of $100,426 and $99,172)                     153,570    154,149
Goodwill (Net of Accumulated Amortization of
     $28,318 and $25,332)                                   229,515    206,848
Intangibles, including Patents/Trademarks (Net of
     Accumulated Amortization of $30,018 and $28,109)        69,873     54,891
Other Assets                                                 36,626     42,166
                                                        ------------  ---------
                                                        $   842,414   $790,492
                                                        ============  =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Notes Payable                                         $     4,479   $  4,561
  Current Installments of Long-Term Obligations              49,445     46,349
  Accounts & Dividends Payable                               67,923     63,545
  Accrued Expenses                                           64,672     70,698
  Income Taxes                                               16,410     13,967
                                                        ------------  ---------
Total Current Liabilities                                   202,929    199,120

Long-Term Obligations                                       400,039    360,348
Accrued Postretirement & Postemployment Benefits              7,942      7,239
Deferred Income Taxes                                         5,187     10,531

Shareholders' Equity
  Common Stock Stated Value $1 per Share                     45,409     45,412
  Additional Paid-In Capital                                 13,877     13,866
  Retained Earnings                                         230,310    217,149
  Comprehensive Income Equity Adjustments: (Note 5)
    Cumulative Foreign Currency Translation                 (5,168)    (5,062)
  Less: Cost of 14,267,816 Common Shares
     in Treasury (Note 3)                                  (58,111)   (58,111)
                                                        ------------  ---------
Total Shareholders' Equity                                  226,317    213,254
                                                        ------------  ---------
                                                        $   842,414   $790,492
                                                        ============  =========

     See accompanying notes to consolidated condensed financial statements.



                             MACDERMID,  INCORPORATED
                  CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
                              AND  RETAINED  EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)

                                           Three  Months  Ended  June  30,
                                                    2000        1999
                                                    ----        ----
Net Sales                                       $   186,505   $   182,157

Cost and Expenses:
   Cost of Sales                                     95,406        94,360
   Selling, Technical, Administrative Expenses       55,444        53,510
   Amortization                                       4,895         4,375
   Interest Income                                     (503)         (480)
   Interest Expense                                   7,684         8,910
   Other Expense (Income) - net                       1,769          (660)
                                                ------------  ------------
                                                    164,695       160,015
                                                ------------  ------------

Earnings before Income Taxes                         21,810        22,142
Income Taxes                                          8,026         7,884
                                                ------------  ------------
Net Earnings                                         13,784        14,258

Retained Earnings, Beginning of Period              217,149       171,740
Cash Dividends Declared                                (623)         (503)
                                                ------------  ------------
Retained Earnings, End of Period                $   230,310   $   185,495
                                                ============  ============

Net Earnings Per Common Share (Note 4):
Basic                                           $      0.44   $      0.46
                                                ============  ============
Diluted                                         $      0.43   $      0.44
                                                ============  ============

Cash Dividends Per Common Share                 $      0.02   $      0.02
                                                ============  ============

Weighted Average Common Shares Outstanding:
   Basic                                         31,154,826    31,155,374
                                                ============  ============
   Diluted                                       32,415,236    32,430,192
                                                ============  ============

     See accompanying notes to consolidated condensed financial statements.


                              MACDERMID,  INCORPORATED
                 CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)


                                          Three  Months  Ended  June  30,
                                                  2000        1999
                                                  -----       -----
Net Cash Flows from Operating Activities         $ 10,462   $  6,421

Cash Flows from Investing Activities:
   Capital Expenditures                            (2,069)    (4,506)
   Proceeds from Disposition of Fixed Assets           21        209
   Acquisitions of Business (Note 2)              (54,280)   ( 8,334)
                                                 ---------  ---------

   Net Cash Flows used in Investing Activities    (56,328)   (12,631)


Cash Flows from Financing Activities:
   Short-Term (Repayments) / Borrowings            (2,555)     1,430
   Long-Term Borrowings                            59,650      9,107
   Long-Term Repayments                           (13,542)    (9,871)
   Dividends Paid                                    (623)      (503)
                                                 ---------  ---------

   Net Cash Flows from Financing Activities        42,930        163

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                             (215)      (280)
                                                 ---------  ---------

   Net Decrease in Cash and Cash Equivalents       (3,151)    (6,327)

Cash and Cash Equivalents at Beginning of Year     20,116     17,628
                                                 ---------  ---------

Cash and Cash Equivalents at End of Period       $ 16,964   $ 11,301
                                                 =========  =========

Cash Paid for Interest                           $  7,354   $  7,646
                                                 =========  =========

Cash Paid for Income Taxes                       $  3,561   $  4,000
                                                 =========  =========

     See accompanying notes to consolidated condensed financial statements.

                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Amounts In Thousands of Dollars)

Note  1. Summary  of  Significant  Accounting  Policies

     The March 31, 2000 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three month periods ended June 30, 2000 and 1999 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 2000 Annual Report.

Note  2. Acquisitions

     On June 13, 2000, the Corporation acquired the assets, subject to certain liabilities, of the digital graphics business unit of VirtualFund.com, Inc. The purchase price of $47,000 was paid at closing by borrowing on an existing credit facility with Bank of America, N.A. A further $3,000 is contingently payable before the end of the fiscal year in the event that certain cost reductions are achieved within nine months. There is activity for one-half month included in the Condensed Consolidated Statement of Earnings and Retained Earnings for the three month period ended June 30, 2000 for the acuqired business. The related Condensed Consolidated Balance Sheet at June 30, 2000 displays increased assets and liabilities primarily due to this transaction. The amounts recorded for the assets and liabilities acquired, using purchase accounting, include goodwill and other intangibles of approximately $42,000 which are being amortized over fifteen years and are subject to adjustment whenever final evaluations are completed. Any such adjustments are not expected to be material.

     The Corporation established purchase liabilities (included in accrued expenses) in fiscal year 1999 when recording its acquisition of W.Canning, plc. The following table illustrates the activity to this account for the three month period ended June 30, 2000.

                          Beginning  of  Year     Reductions      End  of Period
                          -------------------     ----------      --------------
   Facilities                    $2,383                90              $2,293
   Redundancies                     330               112                 218
   Environmental                  1,880                 0               1,880
                                 ------             -----              ------
     Total                       $4,593               202              $4,391

     The reorganization of employees and facilities is proceeding as planned. As of the current reporting period there were 90 employees terminated. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present.

Note  3.     Stock  Repurchase  Authorization

     On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 200,000 shares. At June 30, 2000, there remained authorization to purchase approximately 184,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

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

Note  5.     Comprehensive  Income

The components of comprehensive income for the three month periods ended June 30, 2000 and 1999 are as follows:


                                                Three  Months  Ended  June  30,
                                                          2000         1999
                                                          ----         ----
                 Net Earnings                             $13,784   $14,258
                 Other Comprehensive Income:
                   Cumulative Foreign Currency
                     Translation Adjustment                  (106)   (1,751)
                   Available-for-Sale Securities
                     Unrealized Holding Gain(net of tax)        -        96
                                                          --------  --------
                 Comprehensive Income                     $13,678   $12,603
                                                          --------  --------

Note  6.     Segment  Reporting

The Corporation provides development, manufacture and technical service for a large variety of specialty chemical processes and related equipment in two reportable operating segments: Advanced Surface Finishes and Graphic Arts. These two segments under which the Corporation operates on a worldwide basis are managed separately as each segment has differences in technology and marketing strategies. The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies, Note 1.

Net sales for all of the Corporation's products fall into one of the two business segments. The business segment results of operations include certain operating costs which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are evaluated before amortization of intangible assets and non-recurring charges. The business segment identifiable assets exclude deferred tax assets, equity method investments and certain other long term assets not associated with support of the operations.


Segment  Results  of  Operations:


                           Three  Months  Ended  June  30,
                                  2000        1999
                                  ----        ----
Net Sales
  Advanced Surface Finishes        $113,490   $109,272
  Graphic Arts                       73,015     72,885
                                   ---------  ---------
     Consolidated Net Sales        $186,505   $182,157
                                   ---------  ---------
Operating Income
  Advanced Surface Finishes        $ 23,185   $ 20,401
  Graphic Arts                       12,470     13,886
  Amortization Expense               (4,895)    (4,375)
                                   ---------  ---------
     Consoliated Operating Income  $ 30,760    $29,912

Interest Income                         503        480
Interest Expense                     (7,684)    (8,910)
Other (Expense) Income - net         (1,769)       660
                                   ---------  ---------
Earnings before Income Taxes       $ 21,810   $ 22,142
                                   ---------  ---------

Segment  Identifiable  Assets:

                            June 30, 2000   March 31, 2000
                            --------------  ---------------
Advanced Surface Finishing  $      456,626  $       453,714
Graphic Arts                       366,041          314,215
Corporate-wide                      19,747           22,563
                            --------------  ---------------
   Consolidated Assets      $      842,414  $       790,492
                            --------------  ---------------



Note  7.     Market  Risk  and  Contingencies

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

The Corporation is exposed to interest rate risk primarily from its credit facility which is based upon various floating rates. At June 30, 2000, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates one-third of its borrowings. The resulting weighted-average fixed interest rate is approximately 7%. Based upon expected levels of borrowing under this facility for the remainder of fiscal year 2001, an increase in interest rates of 100 basis points would result in an incremental $3.2 million annual interest expense and would not have a material adverse affect on the Corporation's consolidated financial position, results of operations or cash flows.

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

Contingencies

     (a) Environmental. The Corporation has been named as a potentially responsible party (PRP) by the Environmental Protection Agency in connection with two waste sites. There are many other companies involved at each of these sites and the Corporation's participation is minor. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up. Though it is difficult to predict the final costs of site remediation, management believes that the recorded liabilities of $200 at March 31, 2000 and 1999 are reasonable estimates of probable liability and that future cash outlays are unlikely to be material to its consolidated financial position, results of operations or cash flows.

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of Canning. A substantial majority of that reserve is attributable to two U.S. sites of a Canning U.S. subsidiary that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2,000 to $11,500. Based upon the Corporation's experience and the facts known to it, as of the date of this filing the Corporation expects that its gross liability for those two Canning sites will not exceed $4,500. The Corporation believes that its Canning subsidiary clearly is entitled under Canning's acquisition agreement relating those sites to withhold a deferred purchase price payment of approximately $2,300, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2,300 it may be entitled to additional indemnification payments from the previous two largest shareholders of the prior owner of the two sites. Such recovery is substantially uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2,000. The foregoing estimates of potential gross and net liabilities and recoveries have not been discounted to reflect the time value of money. The Corporation expects that the liabilities pertaining to the two Canning sites will be incurred within the next three years; the Corporation will recognize the recovery from the deferred purchase price payment contemporaneously with its payment of the underlying expense.

On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in the early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability. Accruals in this regard are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) which requires an accrual to be recorded when it is both probable a liability has been incurred and the cost is reasonably estimable.



(b) Other. The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash flows. It is the Corporation's policy to accrue probable liabilities to the extent that such liabilities can reasonably be estimated.

The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 38% of the business is concentrated in the printing industry used for a wide variety of applications, including offset blankets, printing plates, textile blankets and rubber based covers for industrial rollers, while 28% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, choosing, rather, to control credit risk of trade account financial instruments by credit approval, balance limitation and monitoring procedures. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

ITEM  2:
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following discussion compares the results of operations for the three month period which ended June 30, 2000 to the same period in 1999 and provides information with respect to changes in financial condition during the three months then ended.

SALES

Total sales for the first quarter of fiscal year 2001, $186.5 million, increased $4.3 million or 2% from $182.2 million in the same period last year. An acquisition in the Graphic Arts segment added sales of $4.6 million. Total sales were flat for Graphic Arts and increased 4% for Advanced Surface Finishes. Proprietary sales increased approximately 7%. With the Graphic Arts business flat, this growth was achieved by a 12% proprietary sales increase in Advanced Surface Finishes. Total sales increased by a lesser rate than proprietary as equipment and resale chemical supplies were significantly lower for the current quarter. As a result, proprietary sales as a percent of total sales were 93% for the current quarter as compared to 89% for the same period last year. Foreign currency translation reduced reported sales approximately $6.1 million or roughly 2% for the three month period. Total sales, excluding the effects from acquisitions and currency translation would have increased 3% over the similar period last year.

COSTS  AND  EXPENSES

Gross profits are up 4% for the three month period as compared to the same period last year. This growth was enhanced by the continued advancement of proprietary chemical sales. Gross profit has been consistant as a percentage of sales, 48.8% for the three month period as compared to 48.2% for the same period last year.

Selling, technical and administrative (ST&A) expenses are 4% increased for the three month period as compared to the same period last year. Approximately half of the increase is due to additional expenses from the acquisition. Expenses also increased in support of business growth and product development while cost awareness initiatives have held administrative expenses flat. As a result, ST&A as a percentage of sales for the three month period is 29.7% this year as compared to 29.4% for the same three month period last year.

Total amortization charged to earnings was $4.9 million for the three month period ended June 30, 2000. The increase of approximately $0.5 million is due to the amortization of goodwill and other intangibles from recent Graphic Arts acquisitions.

Operating profits for the three month period increased 3% over the same period last year. This operating profit improvement is a result of increased proprietary sales which has attracted higher margin business coupled with ST&A and amortization of intangibles which increased in line with sales. Advanced Surface Finishes increased 14% more than offsetting a 10% decrease in Graphic Arts.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is $40.5 million for the three months ended June 30, 2000. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. It should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.

PROVISION  FOR  INCOME  TAXES

The Corporation's effective income tax rate approximates 37% and 36% for the three month periods ended June 30, 2000 and 1999, respectively. The difference is due to a limitation on the utilization of foreign tax credits for the period ended June 30, 2000.

NET  EARNINGS

Net earnings available to common shareholders decreased 3% for the three month period as compared to the same period last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 2%. The current period earnings are suppressed by increased costs supporting the newest Viatek facility.


Financial  Condition

Operating activities during the three months ending June 30, 2000 resulted in a net cash inflow of $10.5 million. The cash generated was primarily used for capital improvements, dividends to common shareholders and payment to acquire increased interest in a subsidiary. Working Capital at June 30, 2000 was $149.9 million as compared to $133.3 million at March 31, 2000.

Capital expenditures were $2.1 million for the three months ended June 30, 2000 and are in line with the total planned expenditures of approximately $22.0 million for the fiscal year.

MacDermid has a long-term credit arrangement, which consists of a combined revolving loan and three six-year term loans. Two of the term loans are denominated in US Dollars and the other is Pound Sterling denominated. The outstanding balance on the credit facilities increased $47.0 million to effect the acquisition of the digital graphics business unit of VirtualFund.com, Inc. In addition, the remaining outstanding balance on the credit facilities decreased a net $0.9 million during the year. The amounts outstanding on the long-term credit arrangement at June 30, 2000, consists of $117.7 million for the revolving loan, $270.2 million on the US Dollar term loans and $57.7( 38.0) million on the Pound Sterling term loan.

The revolving loan facility permits borrowings of up to $125 million. The Corporation's other credit facilities presently total approximately $55 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

The Corporation established purchase liabilities, in fiscal year 1999, upon the acquisition of Canning. The reorganization of employees and facilities is proceeding as planned. As of the current reporting period there were 90 employees terminated. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present. It is unlikely this reorganization plan would have any material effects on the future operations or financial condition.

New  Accounting  Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities. FASB later issued two other statements that amend SFAS133. Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 establishes an effective date for SFAS 133 for fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 138 addresses a limited number of issues that had been cause for implementation difficulties as established by SFAS 133. The Corporation is currently evaluating the requirements of these three statements and believes that the adoption of these statements, for its fiscal 2002 financial statements, will not have a material impact on previously reported information.

Euro  Currency  Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro ends June 30, 2002. Issues that face the Corporation as a result of the introduction of the Euro include converting information technology systems which were largely upgraded under the year 2000 compliance review, reassessing currency risk, negotiating and amending contracts, as well as processing accounting and tax records. The Corporation is addressing these issues and does not expect the Euro to have a material effect on its financial condition or results of operations.

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

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of Canning. A substantial majority of that reserve is attributable to several sites of Canning that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2 million to $11.5 million. Based upon the Corporation's experience and the facts known to it, as of the date of this filing the Corporation expects that its gross liability for those Canning sites will not exceed $4.5 million. The Corporation believes that its Canning subsidiary is entitled under its acquisition agreement relating certain sites to withhold a deferred purchase price payment of approximately $2.3 million, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2.3 million it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2 million. The foregoing estimates of potential gross and net liabilities and recoveries represent our best estimates of the fair value of these obligations. The Corporation expects that the liabilities pertaining to the Canning sites will be incurred within the next five years; the Corporation will recognize the recovery from the deferred purchase price payment contemporaneously with its payment of the underlying expense.

On January 30,1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena. The Corporation is cooperating with the government's investigation. Since this matter is currently in the early stages, it is impossible to determine what the ultimate outcome will be and difficult to quantify the extent of an exposure to liability. As such, no assurance can be given that the Corporation will not be found to have liability.

(b) Legal Proceedings / Other. On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut. The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. It is currently believed that the outcome of the proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in the very early stages and therefore difficult to assess at this time.

The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash flows. It is the Corporation's policy to accrue liabilities in this regard when it is both probable a liability has been incurred and the cost is reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

Outlook:  Issues  and  Risks

This report and other Corporation reports and statements describe many of the positive factors affecting the Corporation's future business prospects. Readers should also be aware of factors which could have a negative impact on those prospects. These include political, economic or other conditions such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business; competitive products, advertising, promotional and pricing activity, the degree of acceptance of new product introductions in the marketplace and the difficulty of forecasting sales at various times in various markets.

The Corporation operates throughout the world in areas generally considered stable. Sales are mainly to companies whose outputs become components in consumer and industrial products having wide application and demand and no one customer accounts for a material proportion of sales. Management believes that inflation, generally, has had little overall impact upon the Corporation's operations and reported earnings. While there may be temporary disruptions of economic stability, management believes that their long-term effects will not be significant to the Corporation.


PART  II.  OTHER  INFORMATION

ITEM  1  :  Legal  Proceedings
     None.

ITEM  2  :  Changes  in  the  Rights  of  Security  Holders
          None.

ITEM  3  :  Defaults  by  the  Corporation  on  its  Senior  Securities
          None.

ITEM  4  :  Results  of  Votes  of  Security  Holders
     None.

ITEM  5  :  Other  Information
     None.

ITEM  6(a)  :  Exhibits
     None.

ITEM  6(b)  :  Reports  on  Form  8-K
     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MacDermid,  Incorporated
                                   ------------------------
                                         (Registrant)






Date:  August  11,  2000           /s/  Daniel  H.  Leever
       -----------------           -----------------------

                                     Daniel  H.  Leever
                                      Chairman  and
                                 Chief  Executive  Officer



Date:  August  11,  2000     /  s  /  Gregory  M.  Bolingbroke
       -----------------     ---------------------------------

                                   Gregory  M.  Bolingbroke
                                  Corporate  Controller  and
                                    Chief  Accountant