Form 10-Q
period 2000-09-30
MACDERMID INC
filed 2000-11-13
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               FOR THE QUARTERLY PERIOD ENDED  September 30, 2000
                                              -------------------

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

                                                       Yes   X  No
                                                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding  at  November  1,  2000
     ----------------------          -----------------------------------
     Common  Stock,  no  par  value                       31,152,611  shares


                             MACDERMID,  INCORPORATED
                                      INDEX




                                                            Page No.
                                                            --------
Part I.   Financial Information

     Item 1.  Financial Statements
  Consolidated Condensed Balance Sheets -
  September 30, 2000 and March 31, 2000                            2

  Consolidated Condensed Statements of Earnings
  and Retained Earnings - Six and Three Months
  Ended September 30, 2000 and 1999                                3

  Consolidated Condensed Statements of Cash Flows -
  Six Months Ended September 30, 2000 and 1999                     4

  Notes to Consolidated Condensed Financial Statements         5 - 9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations   10 - 13

Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                    13

Part II.   Other Information                                      14

Signatures                                                        15



                         MACDERMID,  INCORPORATED
                  CONSOLIDATED  CONDENSED  BALANCE  SHEETS
               (Amounts in Thousands of Dollars Except Share Amounts)



                                                         September 30,    March 31,
                                                             2000           2000
                                                        ---------------  -----------
Assets                                                    (Unaudited)     (Audited)

Current Assets:

Cash and Cash Equivalents                               $       16,036   $   20,116

Accounts and Notes Receivable (Net of
Allowance for Doubtful Receivables of
11,183 and $10,541)                                           196,858      180,629

Inventories
Finished Goods                                                  64,556       65,338
Raw Materials                                                   65,760       50,264
                                                        ---------------  -----------
                                                               130,316      115,602
Prepaid Expenses                                                 8,592        6,976
Deferred Income Tax Asset                                        5,394        9,115
                                                        ---------------  -----------
Total Current Assets                                           357,196      332,438
Property, Plant & Equipment (Net of Accumulated
Depreciation of $106,855 and $99,172)                          167,400      154,149
Goodwill (Net of Accumulated Amortization of
     $31,730 and $25,332)                                      225,773      206,848
Intangibles, including Patents/Trademarks (Net of
     Accumulated Amortization of $32,146 and $28,109)           68,108       54,891
Other Assets                                                    33,962       42,166
                                                        ---------------  -----------
                                                        $      852,439   $  790,492
                                                        ===============  ===========
Liabilities and Shareholders' Equity
Current Liabilities:
Notes Payable                                           $        6,685   $    4,561
Current Installments of Long-Term Obligations                   54,271       46,349
Accounts & Dividends Payable                                    72,272       63,545
Accrued Expenses                                                67,325       70,698
Income Taxes                                                    14,639       13,967
                                                        ---------------  -----------
Total Current Liabilities                                      215,192      199,120
Long-Term Obligations                                          393,970      360,348
Accrued Postretirement & Postemployment Benefits                 7,162        7,239
Deferred Income Taxes                                            4,696       10,531
Shareholders' Equity
Common Stock Stated Value $1 per Share                          45,409       45,412
Additional Paid-In Capital                                      13,889       13,866
Retained Earnings                                              239,063      217,149
Comprehensive Income Equity Adjustments: (Note 5)
   Cumulative Foreign Currency Translation                      (8,635)      (5,062)
Less: Cost of 14,277,610 and 14,267,816
    Common Shares in Treasury (Note 3)                         (58,307)     (58,111)
                                                        ---------------  -----------
Total Shareholders' Equity                                     231,419      213,254
                                                        ---------------  -----------
                                                        $      852,439   $  790,492
                                                        ===============  ===========

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
                                                     (Unaudited)


                                                        Six Months Ended                  Three Months Ended
                                                          September 30,                      September 30,
                                                       ------------------                --------------------
                                                       2000             1999              2000              1999
                                                ------------------  ------------  --------------------  ------------


Net Sales                                       $         384,383   $   364,709   $           197,878   $   182,552

Cost and Expenses:
   Cost of Sales                                          204,384       190,389               108,978        96,029
   Selling, Technical, Administrative Expenses            114,769       108,611                59,325        55,101
   Amortization                                            10,435         8,865                 5,540         4,490
   Interest Income                                           (906)       (1,632)                 (403)       (1,152)
   Interest Expense                                        16,995        17,736                 9,312         8,826
   Other Expense (Income) - net                             2,060           364                   290         1,024
                                                ------------------  ------------  --------------------  ------------
                                                          347,737       324,333               183,042       164,318
                                                ------------------  ------------  --------------------  ------------

Earnings Before Income Taxes                               36,646        40,376                14,836        18,234
Income Taxes                                               13,486        14,179                 5,460         6,295
                                                ------------------  ------------  --------------------  ------------
Net Earnings                                               23,160        26,197                 9,376        11,939

Retained Earnings, Beginning of Period                    217,149       171,740               230,310       185,495
Cash Dividends Declared                                    (1,246)       (1,006)                 (623)         (503)
                                                ------------------  ------------  --------------------  ------------
Retained Earnings, End of Period                $         239,063   $   196,931   $           239,063   $   196,931
                                                ==================  ============  ====================  ============


Net Earnings Per Common Share (Note 4):
Basic                                           $            0.74   $      0.84   $              0.30   $      0.38
                                                ==================  ============  ====================  ============
Diluted                                         $            0.72   $      0.81   $              0.29   $      0.37
                                                ==================  ============  ====================  ============


Cash Dividends Per Common Share                 $            0.04   $      0.04   $              0.02   $      0.02
                                                ==================  ============  ====================  ============


Weighted Average Common Shares Outstanding:
   Basic                                               31,153,712    31,155,590            31,152,611    31,155,804
                                                ==================  ============  ====================  ============
   Diluted                                             32,404,722    32,429,896            32,404,015    32,429,598
                                               ==================  ============  ====================  ============

                       See accompanying notes to consolidated condensed financial statements.




                                         MACDERMID,  INCORPORATED
                           CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
                                       (Amounts In Thousands of Dollars)
                                                  (Unaudited)



                                                         Six Months Ended September 30,
                                                               2000                   1999
                                                 --------------------------------  ----------


Net Cash Flows from Operating Activities         $                        31,672   $  29,309

Cash Flows from Investing Activities:
   Capital Expenditures                                                   (7,586)     (9,723)
   Proceeds from Disposition of Fixed Assets                               2,029         439
   Acquisitions of Business (Note 2)                                     (57,280)   ( 12,104)
                                                 --------------------------------  ----------

   Net Cash Flows used in Investing Activities                           (62,837)    (21,388)


Cash Flows from Financing Activities:
   Short-Term (Repayments) / Borrowings                                   (9,114)     (2,702)
   Long-Term Borrowings                                                   62,650      10,000
   Long-Term Repayments                                                  (23,938)    (15,170)
   Purchase of Treasury Shares                                              (196)         --
   Dividends Paid                                                         (1,246)     (1,006)
                                                 --------------------------------  ----------

   Net Cash Flows from Financing Activities                               28,156      (8,878)

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                                  (1,071)       (272)
                                                 --------------------------------  ----------

   Net Decrease in Cash and Cash Equivalents                              (4,080)     (1,229)

Cash and Cash Equivalents at Beginning of Year                            20,116      17,628
                                                 --------------------------------  ----------

Cash and Cash Equivalents at End of Period       $                        16,036   $  16,399
                                                 ================================  ==========



Cash Paid for Interest                           $                        16,068   $  14,824
                                                 ================================  ==========

Cash Paid for Income Taxes                       $                         9,938   $  11,606
                                                 ================================  ==========






                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Amounts In Thousands of Dollars)

Note  1.     Summary  of  Significant  Accounting  Policies
     The March 31, 2000 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the six and three month periods ended September 30, 2000 and 1999 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 2000 Annual Report.

Note  2.     Acquisitions
     On June 13, 2000, the Corporation acquired the assets, subject to certain liabilities, of the digital graphics business unit of VirtualFund.com, Inc. The purchase price of $47,000 was paid at closing by borrowing on an existing credit facility with Bank of America, N.A. A further $3,000 is contingently payable before the end of the fiscal year in the event that certain cost reductions are achieved within nine months. There is activity included in the Condensed
Consolidated Statement of Earnings and Retained Earnings for the acquired business since the June 13, 2000 closing date. The related Condensed Consolidated Balance Sheet at September 30, 2000 displays increased assets and liabilities primarily due to this transaction. The amounts recorded for the assets and liabilities acquired, using purchase accounting, include goodwill of approximately $25,000 and other intangibles of approximately $17,000 which are being amortized over fifteen years and are subject to adjustment whenever final evaluations are completed. Any such adjustments are not expected to be material.

     The Corporation established purchase liabilities (included in accrued expenses) in fiscal year 1999 when recording its acquisition of W.Canning, plc. The following table summarizes the activity to this account for the six month period ended September 30, 2000.



                  Beginning of Year   Payments  End of Period
                  ------------------  --------  --------------

   Facilities     $            2,383        75  $        2,308
   Redundancies                  330       296              34
   Environmental               1,880         0           1,880
                  ------------------  --------  --------------
     Total        $            4,593       371  $        4,222



     The reorganization of employees and facilities is proceeding as planned. As of the current reporting period there were 90 employees terminated. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities, none of which have closed at present.

Note  3.     Stock  Repurchase  Authorization

     On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 200,000 shares. At September 30, 2000, there remained authorization to purchase approximately 184,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

Note  4.     Earnings  Per  Common  Share

     The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive potential common shares that were outstanding during the period. Earnings per share is calculated based upon net earnings available for common shareholders.

Note  5.     Comprehensive  Income

The components of comprehensive income for the six and three month periods ended September 30, 2000 and 1999 are as follows:




                                      Six Months Ended      Three Months Ended
                                         September 30,         September 30,
                                       2000           1999     2000     1999
                                     --------  ------------  --------  -------



Net Earnings                         $23,160   $     26,197  $ 9,376   $11,939
Other Comprehensive Income:
Cumulative Foreign Currency
Translation Adjustment                (3,573)            25   (3,467)    1,776
Available-for-Sale Securities
Unrealized Holding Gain(net of tax)        -            174        -        78
                                     --------  ------------  --------  -------
Comprehensive Income                 $19,587   $     26,396  $ 5,909   $13,793
                                     --------  ------------  --------  -------




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

Note  6.     Segment  Reporting  (continued)
            Segment  Results  of  Operations:




                                      Six Months Ended               Three Months Ended
                                       September 30,                   September 30,
                                     2000           1999             2000            1999
                              ------------------  ---------  --------------------  ---------

Net Sales
Advanced Surface Finishes     $         228,928   $221,343   $           115,438   $112,071
Graphic Arts                            155,455    143,366                82,440     70,481
                              ------------------  ---------  --------------------  ---------
Consolidated Net Sales        $         384,383   $364,709   $           197,878   $182,552
                              ------------------  ---------  --------------------  ---------
Operating Income
Advanced Surface Finishes     $          40,110   $ 39,692   $            16,925   $ 19,291
Graphic Arts                             25,120     26,017                12,650     12,131
Amortization Expense                    (10,435)    (8,865)               (5,540)    (4,490)
                              ------------------  ---------  --------------------  ---------
Consoliated Operating Income  $          54,795   $ 56,844   $            24,035   $ 26,932
Interest Income                             906      1,632                   403      1,152
Interest Expense                        (16,995)   (17,736)               (9,312)    (8,826)
Other (Expense) Income - net             (2,060)      (364)                 (290)    (1,024)
                              ------------------  ---------  --------------------  ---------
Earnings before Income Taxes  $          36,646   $ 40,376   $            14,836   $ 18,234
                              ------------------  ---------  --------------------  ---------



Segment  Identifiable  Assets:


                            September 30, 2000   March 31, 2000
                            -------------------  ---------------


Advanced Surface Finishing  $           474,695  $       453,714
Graphic Arts                            357,193          314,215
Corporate-wide                           20,551           22,563
                            -------------------  ---------------
   Consolidated Assets      $           852,439  $       790,492
                            -------------------  ---------------



Note  7.     Restructuring  Charges

In the second quarter of fiscal 2001, the Corporation began a restructuring program, in order to achieve a strategic repositioning, of its operations which have grown rapidly through significant acquisitions over the past two fiscal years. The Corporation took a $1,000 restructuring charge in the second quarter ending September 30, 2000. In addition, the Corporation expects to take a further restructuring charge of approximately $3,000 in the third quarter of fiscal 2001. These charges represent, primarily, management and office support redundancies of approximately 165 individuals. As of September 30, 2000, 23 employees have been terminated in accordance with the plan resulting in cash payments of $974. It is expected that the restructuring program and related charges will be completed by the fiscal year end.

Note  8.     Market  Risk  and  Contingencies

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

The Corporation is exposed to interest rate risk primarily from its credit facility which is based upon various floating rates. At September 30, 2000, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates one-third of its borrowings.

The resulting weighted-average fixed interest rate is approximately 7.5%. Based upon expected levels of borrowing under this facility for the remainder of fiscal year 2001, an increase in interest rates of 100 basis points would result in an incremental $3.2 million annual interest expense and would not have a material adverse affect on the Corporation's consolidated financial position, results of operations or cash flows.

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

Contingencies

     (a) Environmental. The Corporation has been named as a potentially responsible party (PRP) by the Environmental Protection Agency in connection with two waste sites. There are many other companies involved at each of these sites and the Corporation's participation is minor. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up. Though it is difficult to predict the final costs of site remediation, management believes that the recorded liabilities of $200 at September 30, 2000 are reasonable estimates of probable liability and that future cash outlays are unlikely to be material to its consolidated financial position, results of operations or cash flows.

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of Canning. A substantial majority of that reserve is attributable to two U.S. sites of a Canning U.S. subsidiary that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2,000 to $11,500. Based upon the Corporation's experience and the facts known to it as of the date of this filing, the Corporation expects that its gross liability for those two Canning sites will not exceed $4,500. The Corporation believes that its Canning subsidiary clearly is entitled under Canning's acquisition agreement relating to those sites to withhold a deferred purchase price payment of approximately $2,300, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2,300 it may be entitled to additional indemnification payments from the previous two largest shareholders of the prior owner of the two sites. Such recovery is substantially uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2,000. The foregoing estimates of potential gross and net liabilities and recoveries have not been discounted to reflect the time value of money. The Corporation expects that the liabilities pertaining to the two Canning sites will be incurred within the next five years; the Corporation will recognize the recovery from the deferred purchase price payment contemporaneously with its payment of the underlying expense.


(b) Legal Proceedings. On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. The Corporation has from the outset cooperated with the investigation and is currently involved in informal negotiations, with the government, with a view towards settling any and all charges in this matter without resort to trial. Since these negotiations have only recently begun, at this time it is too speculative to quantify the precise financial implications to the Corporation.

The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash flows. It is the Corporation's policy to record accruals in these regards are determined in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) which requires an accrual to be recorded when it is both probable a liability has been incurred and the cost is reasonably estimable.

(c) Other. The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in the printing industry where our products are used for a wide variety of applications, including offset blankets, printing plates, textile blankets and rubber based covers for industrial rollers, while 25% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, choosing, rather, to control credit risk of trade account financial instruments by credit approval, balance limitation and monitoring procedures. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.










ITEM  2:

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following discussion compares the results of operations for the three and six month periods which ended September 30, 2000 to the same periods in 1999 and provides information with respect to changes in financial condition during the six months then ended.

SALES

Total sales for the current quarter, $197.9 million, increased $15.3 million or 8% from $182.6 million in the same period last year. Proprietary sales, roughly 93% of total sales, increased $18.6 million or 11%. Acquisitions (net of divestitures) added $13.1 million to proprietary sales, while foreign currency translation reduced reported proprietary sales approximately $6.7 million or roughly 4%. Proprietary sales excluding the effects of acquisitions and foreign currency translation would have increased 7%.

For the six month period, total sales of $384.4 million increased $19.7 million or 5% from $364.7 million in the same period last year. Proprietary sales, roughly 93% of total sales, increased $29.2 million or 9%. Acquisitions (net of divestitures) added $24.4 million, while foreign currency translation reduced reported proprietary sales approximately $11.9 million or roughly 4%. Proprietary sales excluding the effects of acquisitions and foreign currency translation would have increased 5%.

The Corporation's underlying (excluding the effects of acquisitions and foreign currency translation) sales growth, for both Graphic Arts ("GA") and Advanced Surface Finishes ("ASF"), was fueled by Asia and to a lesser extent, further enhanced by Europe. The underlying sales in North America were somewhat less than the same periods last year, primarily for ASF. Worldwide GA proprietary sales were 7% and 2% higher for the three and six month periods, respectively. Worldwide ASF proprietary sales were 7% and 8% higher for the three and six month periods, respectively.

COSTS  AND  EXPENSES

Gross profits are up 3%, for both the three and six month periods, as compared to the same periods last year. The advancement of proprietary chemical sales, in part from newer technologies, has been leading this growth. Gross profit, as a percentage of sales for the three month period is 44.9% as compared to 47.4% for the same period last year. Gross profit, as a percentage of sales for the six month period is 46.8% as compared to 47.8% for the same period last year. Overhead recoveries have been temporarily, negatively, impacted by early ViaTek production costs which is the primary reason for these differences.

Selling, technical and administrative (ST&A) expenses increased 8% and 6% for the three and six month periods, respectively, as compared to the same periods last year. Included in the three and six month periods are merger related costs of $1.5 million and restructuring charges of $1.0 million. Excluding these charges, ST&A expenses would be 3% increased for both the three and six month periods. The increase is from additional expenses from acquisition, while ST&A expenses increased modestly in support of business growth and product development and cost awareness initiatives have held administrative expenses down. As a result, ST&A excluding the merger related and restructuring charges, as a percentage of sales, is 28.7% and 29.2% for the three and six month periods this year, respectively, as compared to 30.2% and 29.8% for the same periods last year.

The Corporation recorded special charges of $1 million in the second quarter of fiscal 2001 which relates to the restructuring program undertaken during the period. A further restructuring charge of approximately $3 million is expected to be taken in the third quarter of fiscal 2001. The restructuring is intended to reposition operations in a more strategic manner and consists primarily of the planned reduction of 165 individuals from the Corporation's North American and European workforces. These reductions are mainly duplicate management and office support positions with roughly two-thirds relating to the GA operations. The Corporation expects to save approximately $12 million or $0.24 per share, per annum. As of September 30, 2000, 23 employees have been terminated in accordance with the plan resulting in cash payments of $1.0 million. It is expected that the restructuring program and related charges will be completed by the fiscal year end.

Total amortization charged to earnings was $5.5 million and $10.4 million for the three and six month periods ended September 30, 2000, respectively. The amortization of goodwill and other intangibles has increased approximately $1.0 million and $1.5 million for the three and six month periods, respectively, over the same periods last year due to recent acquisitions by the GA business.

Operating profits, excluding the effects of the merger related and restructuring charges, for the three month period decreased 2% and for the six month period increased 1% as compared to the same periods last year. Operating profits, including the merger related and restructuring charges decreased 11% and 4% for the three and six month periods, respectively, from the same periods last year. For the three month period, GA operating profits increased 4% and ASF operating profits decreased 12%. For the six month period, GA operating profits decreased 3% and ASF operating profits increased 1%.

PROVISION  FOR  INCOME  TAXES

The Corporation's effective income tax rate approximates 37% and 35% for the three and six month periods ended September 30, 2000 and 1999, respectively. The difference is due to a limitation on the utilization of foreign tax credits for the period ended September 30, 2000.

NET  EARNINGS

Net earnings available to common shareholders decreased 13% for the three month period and 12% for the six month period as compared to the similar periods last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 3% for both the three and six month periods. The current period earnings continued to be suppressed by increased costs supporting the newest Viatek facility program.

Financial  Condition

Operating activities during the six months ending September 30, 2000 resulted in a net cash inflow of $31.7 million. The cash generated was used for capital improvements, dividends to common shareholders and long-term debt repayments. Working Capital at September 30, 2000 was $142.0 million as compared to $133.3 million at March 31, 2000.

Capital expenditures were $7.6 million for the six months ended September 30, 2000 and are in line with the total planned expenditures of approximately $22.0 million for the fiscal year.

The following table contains other data for the six months ended September 30, 2000 and 1999. EBITDA is earnings before interest, taxes, depreciation and amortization. Owners Earnings is cash flow from operations less net capital spending. Neither EBITDA, nor Owners Earnings are intended to represent cash flow from operations as defined by generally accepted accounting principles. These measures should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.


($  millions)                                     2000        1999
                                                  -----       -----
Cash provided by operations                      $   31.7  $   29.3
Cash used in investing activities                 <$62.8>   <$12.4>
Cash provided by/(used in) financing activities  $   28.2  $    8.9

EBITDA                                           $   72.8  $   74.7

Cash provided by operations                      $   31.7  $   29.3
Less net capital spending                          <$5.6>    <$9.3>
                                                 --------  --------
  Owners earnings                                $   26.1  $   20.0

MacDermid has a long-term credit arrangement, which consists of a combined revolving loan and three six-year term loans. Two of the term loans are denominated in US Dollars and the other is Pound Sterling denominated. The outstanding balance on the credit facilities increased $47.0 million to effect the acquisition of the digital graphics business unit of VirtualFund.com, Inc. In addition, the remaining outstanding balance on the credit facilities decreased a net $8.3 million during the year. The amounts outstanding on the long-term credit arrangement at September 30, 2000, consists of $117.7 million for the revolving loan, $261.6 million on the US Dollar term loans and $54.2 (Pound Sterling 36.7) million on the Pound Sterling term loan.

The revolving loan facility permits borrowings of up to $175 million. The Corporation's other credit facilities presently total approximately $55 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

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

New  Accounting  Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities. FASB later issued two other statements that amend SFAS133; Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), which establishes an effective date for SFAS 133 for fiscal years beginning after June 15, 2000 and Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138), which addresses a limited number of issues that had been cause for implementation difficulties as established by SFAS 133. The Corporation is currently evaluating the requirements of these three statements and believes that the adoption of these statements, for its fiscal 2002 financial statements, will not have a material impact on previously reported information.

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

The Corporation has established an environmental remediation reserve with respect to its December 1998 acquisition of Canning. A substantial majority of that reserve is attributable to several sites of Canning that are believed to require environmental remediation activities. The reserves established by the Corporation were based upon phase I and phase II environmental investigations of those sites and remediation estimates produced by remediation contractors, which estimates indicated that the reasonable range of the Corporation's gross liability is $2 million to $11.5 million. Based upon the Corporation's experience and the facts known to it as of the date of this filing, the Corporation expects that its gross liability for those Canning sites will not exceed $4.5 million. The Corporation believes that its Canning subsidiary is entitled under its acquisition agreement relating to those sites to withhold a deferred purchase price payment of approximately $2.3 million, which will be applied to reduce its net liability for those sites. To the extent the Corporation's liabilities exceed $2.3 million it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. As a result, the Corporation has recorded a net liability of $2 million. The foregoing estimates of potential gross and net liabilities and recoveries represent our best estimates of the fair value of these obligations. The Corporation expects that the liabilities pertaining to the Canning sites will be incurred within the next five years; the Corporation will recognize the recovery from the deferred purchase price payment contemporaneously with its payment of the underlying expense.

(b) Legal Proceedings. On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents. The Corporation was subsequently informed that it is a subject of the grand jury's investigation. The subpoena requested information relating to an accidental spill from the Corporation's Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information related to operations and compliance at the Huntingdon Avenue facility. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. The Corporation has from the outset cooperated with the investigation and is currently involved in informal negotiations with the government with a view towards settling any and all charges in this matter without resort to trial. Since these negotiations have only recently begun, at this time it is too speculative to quantify the precise financial implications to the Corporation.

On July 26, 1999 the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut. The action was initiated by the Commissioner of Environmental Protection alleging various compliance violations at the Corporation's Huntingdon Avenue and Freight Street locations between the years 1992 through 1998. The complaint contains allegations of permit violations and violations of procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. The Corporation currently believes that the outcome of this proceeding will not materially affect the Corporation's business or financial position, however, the proceeding is in the early stages. Therefore, at this time it is too speculative to quantify the financial implications to the Corporation.

The Corporation is a party to a number of lawsuits and claims in addition to those discussed above arising out of the ordinary conduct of business. While the ultimate results of the proceedings against the Corporation cannot be predicted with certainty, management does not expect that resolution of these matters will have a material adverse effect upon its consolidated financial position, results of operations or cash flows. It is the Corporation's policy to accrue liabilities in these regards when it is both probable a liability has been incurred and the cost is reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

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




ITEM  3:

                    Quantitative and Qualitative Disclosures
                                About Market Risk

Refer to the Notes to Consolidated Condensed Financial Statements, Note 8 "Market Risk and Contingencies".


PART  II.  OTHER  INFORMATION

ITEM  1  :  Legal  Proceedings

     None.

ITEM  2  :  Changes  in  the  Rights  of  Security  Holders

          None.

ITEM  3  :  Defaults  by  the  Corporation  on  its  Senior  Securities

          None.

ITEM  4  :  Results  of  Votes  of  Security  Holders

     None.

ITEM  5  :  Other  Information

The Corporation issued a press release on October 26, 2000 for its second quarter earnings and to concurrently announce a restructuring program. This restructuring will represent ongoing savings in excess of $12 million. The program had been initiated during the second quarter and is expected to be completed by the end of the fiscal year, with total charges to earnings of approximately $4 million expected. The restructuring program recognizes the redundancies in management and office support as a result of recent large acquisitions, for which the decision was made to integrate these acquisitions slowly in order to ensure the operations were first well integrated.

ITEM  6(a)  :  Exhibits

99.  Press  Release  dated  October  26,  2000.

ITEM  6(b)  :  Reports  on  Form  8-K

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MacDermid,  Incorporated
                                         ------------------------
                                                  (Registrant)







Date:  November  13,  2000               /s/  Daniel  H.  Leever
       -------------------              ------------------------

                                              Daniel  H.  Leever
                                                 Chairman  and
                                           Chief  Executive  Officer






Date:  November  13,  2000              /  s  /  Gregory  M.  Bolingbroke
       -------------------              ---------------------------------

                                              Gregory  M.  Bolingbroke
                                            Corporate  Controller  and
                                                     Treasurer