Form 10-Q
period 2000-12-31
MACDERMID INC
filed 2001-02-14
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549 - 1004

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 2000

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

                                         NONE                         .
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT.

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

                      CLASS          OUTSTANDING  AT  FEBRUARY  1,  2001
     COMMON  STOCK,  NO  PAR  VALUE                       31,152,054  SHARES

                             MACDERMID, INCORPORATED
                                      INDEX

                                       PAGE NO.



PART I.   FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED BALANCE SHEETS -
        DECEMBER 31, 2000 AND MARCH 31, 2000. . . . . . . . .      2
                                                               -----
        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
        AND RETAINED EARNINGS - NINE AND THREE MONTHS
        ENDED DECEMBER 31, 2000 AND 1999. . . . . . . . . . .      3
                                                               -----
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
        NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999. . . . .      4
                                                               -----
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.    5-9
                                                               -----
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10-14
                                                               -----
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK . . . . . . . . . . . . . .     14
                                                               -----
PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . .  14-15
                                                               -----
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .     16
-------------------------------------------------------------  -----




                                                    MACDERMID, INCORPORATED
                                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31,    MARCH 31,
                                                                                                  2000           2000
                                                                                               ---------       --------
ASSETS                                                                                         (UNAUDITED)     (AUDITED)
                                                                                      ---------------------  ------------

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                      $                17,732   $ 20,116
                                                                                  ------------------------  ---------
   ACCOUNTS AND NOTES RECEIVABLE (NET OF
   ALLOWANCE FOR DOUBTFUL RECEIVABLES OF
   $12,394 AND $10,541)                                                                           195,827    180,629
                                                                                  ------------------------  ---------
   INVENTORIES
     FINISHED GOODS                                                                                67,301     65,338
                                                                                  ------------------------  ---------
     RAW MATERIALS                                                                                 68,432     50,264
                                                                                  ------------------------  ---------

   PREPAID EXPENSES                                                                                 9,656      6,976
                                                                                  ------------------------  ---------
   DEFERRED INCOME TAX ASSET                                                                        4,509      9,115
                                                                                  ------------------------  ---------
               TOTAL CURRENT ASSETS                                                               363,457    332,438
                                                                                  ------------------------  ---------

PROPERTY, PLANT & EQUIPMENT (NET OF ACCUMULATED
   DEPRECIATION OF $114,475 AND $99,172)                                                          164,994    154,149
                                                                                  ------------------------  ---------
GOODWILL (NET OF ACCUMULATED AMORTIZATION OF
   $32,655 AND $25,332)                                                                           223,468    206,848
                                                                                  ------------------------  ---------
INTANGIBLES, INCLUDING PATENTS/TRADEMARKS (NET OF
   ACCUMULATED AMORTIZATION OF $34,672 AND $28,109)                                                66,050     54,891
                                                                                  ------------------------  ---------
OTHER ASSETS                                                                                       50,942     42,166
                                                                                  ------------------------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   NOTES PAYABLE                                                                  $                 5,909   $  4,561
                                                                                  ------------------------  ---------
   CURRENT INSTALLMENTS OF LONG-TERM OBLIGATIONS                                                   58,187     46,349
                                                                                  ------------------------  ---------
   ACCOUNTS & DIVIDENDS PAYABLE                                                                    71,266     63,545
                                                                                  ------------------------  ---------
   ACCRUED EXPENSES                                                                                69,613     70,698
                                                                                  ------------------------  ---------
   INCOME TAXES                                                                                    12,933     13,967
                                                                                  ------------------------  ---------
       TOTAL CURRENT LIABILITIES                                                                  217,908    199,120
                                                                                  ------------------------  ---------

LONG-TERM OBLIGATIONS                                                                             402,960    360,348
                                                                                  ------------------------  ---------
ACCRUED POSTRETIREMENT & POSTEMPLOYMENT BENEFITS                                                    7,440      7,239
                                                                                  ------------------------  ---------
DEFERRED INCOME TAXES                                                                               3,625     10,531
                                                                                  ------------------------  ---------

SHAREHOLDERS' EQUITY
   COMMON STOCK STATED VALUE $1 PER SHARE                                                          45,409     45,412
                                                                                  ------------------------  ---------
   ADDITIONAL PAID-IN CAPITAL                                                                      13,900     13,866
                                                                                  ------------------------  ---------
   RETAINED EARNINGS                                                                              245,472    217,149
                                                                                  ------------------------  ---------
   COMPREHENSIVE INCOME EQUITY ADJUSTMENTS: (NOTE 5)
     CUMULATIVE FOREIGN CURRENCY TRANSLATION                                                       (9,496)    (5,062)
                                                                                  ------------------------  ---------
   LESS: COST OF 14,277,610 AND 14,267,816
     COMMON SHARES IN TREASURY (NOTE 3)                                                           (58,307)   (58,111)
                                                                                  ------------------------  ---------
        TOTAL SHAREHOLDERS' EQUITY                                                                236,978    213,254
                                                                                  ------------------------  ---------
                                                                                                 $868,911   $790,492
                                                                                                 ---------  --------

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS.



                                           MACDERMID, INCORPORATED
                                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                            AND RETAINED EARNINGS
                     (AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                 (UNAUDITED)

                                                               NINE MONTHS ENDED     THREE MONTHS ENDED

                                                                   DECEMBER 31,         DECEMBER 31,
                                                                  --------------      --------------

                                                        2000            1999           2000          1999
                                                   --------------  --------------  ------------  ------------
NET SALES . . . . . . . . . . . . . . . . . . . .  $     580,864   $     566,256   $   196,481   $   201,546
                                                   --------------  --------------  ------------  ------------

COST AND EXPENSES:
   COST OF SALES. . . . . . . . . . . . . . . . .        315,334         296,979       110,950       106,590
                                                   --------------  --------------  ------------  ------------
   SELLING, TECHNICAL, ADMINISTRATIVE
      EXPENSES (NOTE 7) . . . . . . . . . . . . .        175,471         172,884        60,702        64,273
                                                   --------------  --------------  ------------  ------------
   AMORTIZATION . . . . . . . . . . . . . . . . .         15,774          13,318         5,339         4,452
                                                   --------------  --------------  ------------  ------------
   INTEREST INCOME. . . . . . . . . . . . . . . .         (1,414)           (568)         (508)         (189)
                                                   --------------  --------------  ------------  ------------
   INTEREST EXPENSE . . . . . . . . . . . . . . .         25,587          24,483         8,592         7,999
                                                   --------------  --------------  ------------  ------------
   OTHER (INCOME) EXPENSE - NET . . . . . . . . .          2,339           1,228           279           865
                                                   --------------  --------------  ------------  ------------
                                                         533,091         508,324       185,354       183,990
                                                   --------------  --------------  ------------  ------------

EARNINGS BEFORE TAXES AND EXTRAORDINARY ITEM. . .         47,773          57,932        11,127        17,556
                                                   --------------  --------------  ------------  ------------
INCOME TAXES. . . . . . . . . . . . . . . . . . .         17,581          21,546         4,095         7,367
                                                   --------------  --------------  ------------  ------------
NET EARNINGS BEFORE EXTRAORDINARY ITEM. . . . . .         30,192          36,386         7,032        10,189
                                                   --------------  --------------  ------------  ------------
EXTRAORDINARY CHARGE FOR EARLY
   RETIREMENT OF DEBT, NET OF $2,305 TAX BENEFIT.              -          (3,762)            -        (3,762)
                                                   --------------  --------------  ------------  ------------
NET EARNINGS. . . . . . . . . . . . . . . . . . .         30,192          32,624         7,032         6,427
                                                   --------------  --------------  ------------  ------------

RETAINED EARNINGS, BEGINNING OF PERIOD. . . . . .        217,149         171,740       239,063       196,931
                                                   --------------  --------------  ------------  ------------
CASH DIVIDENDS DECLARED . . . . . . . . . . . . .         (1,869)         (1,509)         (623)         (503)
                                                   --------------  --------------  ------------  ------------
RETAINED EARNINGS, END OF PERIOD. . . . . . . . .  $     245,472   $     202,855   $   245,472   $   202,855
                                                   --------------  --------------  ------------  ------------


NET EARNINGS PER COMMON SHARE (NOTE 4):
BASIC
   EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM .  $        0.97   $        1.17   $      0.23   $      0.33
                                                   --------------  --------------  ------------  ------------
   EXTRAORDINARY ITEM PER SHARE . . . . . . . . .  $           -   $       (0.12)  $         -   $     (0.12)
                                                   --------------  --------------  ------------  ------------
   BASIC EARNINGS PER COMMON SHARE. . . . . . . .  $        0.97   $        1.05   $      0.23   $      0.21
                                                   --------------  --------------  ------------  ------------
DILUTED
   EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM .  $        0.93   $        1.12   $      0.22   $      0.32
                                                   --------------  --------------  ------------  ------------
      EXTRAORDINARY ITEM PER SHARE. . . . . . . .  $           -   $       (0.12)  $         -   $     (0.12)
                                                   --------------  --------------  ------------  ------------
      DILUTED EARNINGS PER COMMON SHARE . . . . .  $        0.93   $        1.00   $      0.22   $      0.20
                                                   --------------  --------------  ------------  ------------

CASH DIVIDENDS PER COMMON SHARE . . . . . . . . .  $        0.06   $        0.06   $      0.02   $      0.02
                                                   --------------  --------------  ------------  ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC. . . . . . . . . . . . . . . . . . . . .     31,153,318      31,155,702    31,152,532    31,155,924
                                                   --------------  --------------  ------------  ------------
   DILUTED. . . . . . . . . . . . . . . . . . . .     32,402,219      32,429,765    32,397,214    32,429,502
-------------------------------------------------  --------------  --------------  ------------  ------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.




                                      MACDERMID, INCORPORATED
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (AMOUNTS IN THOUSANDS OF DOLLARS)
                                            (UNAUDITED)

                                                                NINE MONTHS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                      2000                  1999
                                                        --------------------------------  ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . .  $                        39,665   $ 49,053
                                                        --------------------------------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES. . . . . . . . . . . . . . . .                          (10,533)   (18,935)
                                                        --------------------------------  ---------
   PROCEEDS FROM DISPOSITION OF FIXED ASSETS . . . . .                            4,591      1,186
                                                        --------------------------------  ---------
   SALE OF AVAILABLE-FOR-SALE SECURITIES . . . . . . .                                -      1,147
                                                        --------------------------------  ---------
   DEPOSIT ON INVESTMENT . . . . . . . . . . . . . . .                          (13,594)         -
                                                        --------------------------------  ---------
   ACQUISITIONS OF BUSINESS (NOTE 2) . . . . . . . . .                          (57,280)   (16,001)
                                                        --------------------------------  ---------
   PROCEEDS FROM SALE OF BUSINESS. . . . . . . . . . .                              550      9,089
                                                        --------------------------------  ---------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES . . . .                          (76,266)   (23,514)
                                                        --------------------------------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   SHORT-TERM (REPAYMENTS) / BORROWINGS. . . . . . . .                           (9,949)    (5,949)
                                                        --------------------------------  ---------
   LONG-TERM BORROWINGS. . . . . . . . . . . . . . . .                           84,244     17,350
                                                        --------------------------------  ---------
   LONG-TERM REPAYMENTS. . . . . . . . . . . . . . . .                          (37,352)   (22,845)
                                                        --------------------------------  ---------
   PURCHASE OF TREASURY SHARES . . . . . . . . . . . .                             (196)         -
                                                        --------------------------------  ---------
   DIVIDENDS PAID. . . . . . . . . . . . . . . . . . .                           (1,869)    (1,509)
                                                        --------------------------------  ---------

   NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES.                           34,878    (12,953)
                                                        --------------------------------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS . . . . . . . . . . . . . . .                             (661)      (844)
                                                        --------------------------------  ---------

   NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . .                           (2,384)    11,742
                                                        --------------------------------  ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . .                           20,116     17,628
                                                        --------------------------------  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $                        17,732   $ 29,370
                                                        --------------------------------  ---------



CASH PAID FOR INTEREST . . . . . . . . . . . . . . . .  $                        25,195   $ 22,391
                                                        --------------------------------  ---------

CASH PAID FOR INCOME TAXES . . . . . . . . . . . . . .  $                        15,204   $ 22,865
------------------------------------------------------  --------------------------------  ---------

               SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (AMOUNTS IN THOUSANDS OF DOLLARS)

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     THE MARCH 31, 2000 CONDENSED CONSOLIDATED BALANCE SHEET AMOUNTS HAVE BEEN DERIVED
FROM THE PREVIOUSLY AUDITED CONSOLIDATED BALANCE SHEETS OF MACDERMID, INCORPORATED (THE CORPORATION). THE BALANCE OF THE CONDENSED FINANCIAL INFORMATION REFLECTS ALL ADJUSTMENTS WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS FOR THE INTERIM PERIODS PRESENTED AND ARE OF A NORMAL RECURRING NATURE UNLESS OTHERWISE DISCLOSED IN THIS REPORT. THE RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 ARE NOT NECESSARILY INDICATIVE OF TRENDS OR OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR. THE STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE CORPORATION'S 2000 ANNUAL REPORT.

NOTE  2.     ACQUISITIONS
     ON JUNE 13, 2000, THE CORPORATION ACQUIRED THE ASSETS, SUBJECT TO CERTAIN LIABILITIES, OF THE DIGITAL GRAPHICS BUSINESS UNIT OF VIRTUALFUND.COM, INC. THE PURCHASE PRICE OF $47,000 WAS PAID AT CLOSING BY BORROWING ON AN EXISTING CREDIT FACILITY WITH BANK OF AMERICA, N.A. THERE IS ACTIVITY INCLUDED IN THE CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS FOR THE ACQUIRED BUSINESS SINCE THE JUNE 13, 2000 CLOSING DATE. THE RELATED CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2000 DISPLAYS INCREASED ASSETS AND LIABILITIES PRIMARILY DUE TO THIS TRANSACTION. THE AMOUNTS RECORDED FOR THE ASSETS AND LIABILITIES ACQUIRED, USING PURCHASE ACCOUNTING, INCLUDE GOODWILL OF APPROXIMATELY $25,000 AND OTHER INTANGIBLES OF APPROXIMATELY $17,000 WHICH ARE BEING AMORTIZED OVER FIFTEEN YEARS AND ARE SUBJECT TO ADJUSTMENT WHENEVER FINAL EVALUATIONS ARE COMPLETED. ANY SUCH ADJUSTMENTS ARE NOT EXPECTED TO BE MATERIAL.

     THE CORPORATION ESTABLISHED PURCHASE LIABILITIES (INCLUDED IN ACCRUED EXPENSES) IN FISCAL YEAR 1999 WHEN RECORDING THE ACQUISITION OF W.CANNING, PLC. THE REORGANIZATION OF EMPLOYEES HAS BEEN COMPLETED. THE REORGANIZATION OF FACILITIES IS PROCEEDING AS PLANNED. FIVE FACILITIES HAVE BEEN CLOSED WITH THOSE ACTIVITIES ASSIMILATED ELSEWHERE. NEGOTIATIONS ARE ONGOING REGARDING THE ELIMINATION OF LEASED FACILITIES AND SALE OF OWNED FACILITIES, NONE OF WHICH HAVE CLOSED AT PRESENT. THE FOLLOWING TABLE SUMMARIZES THE ACTIVITY TO THIS ACCOUNT FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000.




               BEGINNING OF YEAR   PAYMENTS  END OF PERIOD
               ------------------  --------  --------------

FACILITIES. .  $            2,383       212  $        2,171
               ------------------  --------  --------------
REDUNDANCIES.                 330       296              34
               ------------------  --------  --------------
ENVIRONMENTAL               1,880         0           1,880
               ------------------  --------  --------------
   TOTAL. . .  $            4,593       508  $        4,085
-------------  ------------------  --------  --------------





NOTE  3.     STOCK  REPURCHASE  AUTHORIZATION
     ON JULY 22, 1998 THE BOARD OF DIRECTORS AUTHORIZED THE CORPORATION TO PURCHASE UP TO 1,000,000 SHARES OF ITS COMMON STOCK. ON FEBRUARY 17, 1999, THE BOARD OF DIRECTORS REDUCED THIS AUTHORIZATION TO 200,000 SHARES. AT DECEMBER 31, 2000, THERE REMAINED AUTHORIZATION TO PURCHASE APPROXIMATELY 184,000 SHARES. SUCH ADDITIONAL SHARES MAY BE ACQUIRED THROUGH PRIVATELY NEGOTIATED TRANSACTIONS OR ON THE OPEN MARKET FROM TIME TO TIME. ANY FUTURE REPURCHASES BY MACDERMID WILL DEPEND ON VARIOUS FACTORS, INCLUDING THE MARKET PRICE OF THE SHARES, THE CORPORATION'S BUSINESS AND FINANCIAL POSITION AND GENERAL ECONOMIC AND MARKET CONDITIONS. ADDITIONAL SHARES ACQUIRED PURSUANT TO SUCH AUTHORIZATION WILL BE HELD IN THE CORPORATION'S TREASURY AND WILL BE AVAILABLE FOR THE CORPORATION TO ISSUE FOR VARIOUS CORPORATE PURPOSES WITHOUT FURTHER SHAREHOLDER ACTION (EXCEPT AS REQUIRED BY APPLICABLE LAW OR THE RULES OF ANY SECURITIES EXCHANGE ON WHICH THE SHARES ARE THEN LISTED).

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

NOTE  5.     COMPREHENSIVE  INCOME
THE  COMPONENTS  OF  COMPREHENSIVE  INCOME  FOR THE NINE AND THREE MONTH PERIODS
ENDED  DECEMBER  31,  2000  AND  1999  ARE  AS  FOLLOWS:


                                                         NINE MONTHS ENDED   THREE MONTHS ENDED
                                                             DECEMBER  31,     DECEMBER  31,
                                                            -------------     -------------


                                                            2000     1999     2000     1999
                                                          --------  -------  -------  ------
NET EARNINGS . . . . . . . . . . . . . . . . . . . . . .  $30,192   $32,624  $7,032   $6,427
                                                          --------  -------  -------  ------
                 OTHER COMPREHENSIVE INCOME:
                   CUMULATIVE FOREIGN CURRENCY
                     TRANSLATION ADJUSTMENT. . . . . . .   (4,434)    4,694    (861)     485
                                                          --------  -------  -------  ------
                   AVAILABLE-FOR-SALE SECURITIES
                     UNREALIZED HOLDING GAIN(NET OF TAX)        -       174       -        -
                                                          --------  -------  -------  ------
                 COMPREHENSIVE INCOME. . . . . . . . . .  $25,758   $37,492  $6,171   $6,912
--------------------------------------------------------  --------  -------  -------  ------



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

            SEGMENT  RESULTS  OF  OPERATIONS:


                                                                                   THREE MONTHS ENDED
                                                  NINE MONTHS ENDED DECEMBER 31,    DECEMBER 31,
                                                --------------------------------  --------------
                                               2000                     1999         2000       1999
                                 --------------------------------  --------------  ---------  ---------
NET SALES
  ADVANCED SURFACE FINISHES . .  $                       348,294   $     344,944   $119,366   $123,599
                                 --------------------------------  --------------  ---------  ---------
  GRAPHIC ARTS. . . . . . . . .                          232,570         221,312     77,115     77,947
                                 --------------------------------  --------------  ---------  ---------
    CONSOLIDATED NET SALES. . .  $                       580,864   $     566,256   $196,481   $201,546
                                 --------------------------------  --------------  ---------  ---------
OPERATING INCOME
  ADVANCED SURFACE FINISHES . .  $                        62,417   $      59,504   $ 21,333   $ 20,401
                                 --------------------------------  --------------  ---------  ---------
  GRAPHIC ARTS. . . . . . . . .                           34,704          44,005      8,111     16,366
                                 --------------------------------  --------------  ---------  ---------
  RESTRUCTURING EXPENSE . . . .                           (5,589)              -     (4,615)         -
                                 --------------------------------  --------------  ---------  ---------
  MERGER EXPENSE. . . . . . . .                           (1,473)         (7,116)         -     (6,084)
                                 --------------------------------  --------------  ---------  ---------
  AMORTIZATION EXPENSE. . . . .                          (15,774)        (13,318)    (5,339)    (4,452)
                                 --------------------------------  --------------  ---------  ---------
    CONSOLIDATED OPERATING
        INCOME. . . . . . . . .  $                        74,285   $      83,075   $ 19,490   $ 26,231
                                 --------------------------------  --------------  ---------  ---------
       INTEREST INCOME. . . . .                            1,414             568        508        189
                                 --------------------------------  --------------  ---------  ---------
       INTEREST EXPENSE . . . .                          (25,587)        (24,483)    (8,592)    (7,999)
                                 --------------------------------  --------------  ---------  ---------
      OTHER (EXPENSE) INCOME
        - NET . . . . . . . . .                           (2,339)         (1,228)      (279)      (865)
                                 --------------------------------  --------------  ---------  ---------
      EARNINGS BEFORE INCOME
        TAXES AND EXTRAORDINARY
          ITEM. . . . . . . . .  $                        74,285   $      83,075   $ 19,490   $ 26,231
-------------------------------  --------------------------------  --------------  ---------  ---------



SEGMENT  IDENTIFIABLE  ASSETS:

                            DECEMBER 31, 2000   MARCH 31, 2000
                            ------------------  ---------------

ADVANCED SURFACE FINISHING  $          496,281  $       453,714
                            ------------------  ---------------
GRAPHIC ARTS . . . . . . .             354,973          314,215
                            ------------------  ---------------
CORPORATE-WIDE . . . . . .              17,657           22,563
                            ------------------  ---------------
    CONSOLIDATED ASSETS. .  $          868,911  $       790,492
--------------------------  ------------------  ---------------



NOTE  7.     RESTRUCTURING  CHARGES
     THE CORPORATION BEGAN A RESTRUCTURING PROGRAM IN THE SECOND QUARTER OF FISCAL 2001 IN ORDER TO ACHIEVE A STRATEGIC REPOSITIONING OF ITS OPERATIONS WHICH HAVE GROWN RAPIDLY THROUGH SIGNIFICANT ACQUISITIONS OVER THE PAST TWO FISCAL YEARS. THE CORPORATION TOOK AN APPROXIMATE $1,000 RESTRUCTURING CHARGE IN THE SECOND QUARTER ENDING SEPTEMBER 30, 2000. IN ADDITION, THE CORPORATION TOOK A FURTHER RESTRUCTURING CHARGE OF APPROXIMATELY $4,600 IN THE THIRD QUARTER ENDING DECEMBER 31, 2000. THESE CHARGES REPRESENT, PRIMARILY, MANAGEMENT AND OFFICE SUPPORT REDUNDANCIES OF APPROXIMATELY 165 INDIVIDUALS. AS OF DECEMBER 31, 2000, APPROXIMATELY 105 EMPLOYEES HAD BEEN SEVERED IN ACCORDANCE WITH THE PLAN RESULTING IN CASH PAYMENTS OF $4,007. IT IS EXPECTED THAT THE RESTRUCTURING PROGRAM AND RELATED CHARGES WILL BE COMPLETED BY THE FISCAL YEAR END. THE FOLLOWING TABLE SUMMARIZES THE ACTIVITY TO THIS ACCOUNT FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000.





              BEGINNING OF YEAR   RESTRUCTURING  PAYMENTS  END OF PERIOD
              ------------------  -------------  --------  --------------

REDUNDANCIES  $                0          5,329     4,007  $        1,322
              ------------------  -------------  --------  --------------
FACILITIES .                   0            260         0             260
              ------------------  -------------  --------  --------------
   TOTAL . .  $                0          5,589     4,007  $        1,582
------------  ------------------  -------------  --------  --------------




NOTE  8.     MARKET  RISK  AND  CONTINGENCIES
MARKET  RISK
THE CORPORATION IS EXPOSED TO MARKET RISK IN THE NORMAL COURSE OF ITS BUSINESS OPERATIONS DUE TO ITS OPERATIONS IN DIFFERENT FOREIGN CURRENCIES AND ITS ONGOING INVESTING AND FINANCING ACTIVITIES. THE RISK OF LOSS CAN BE ASSESSED FROM THE PERSPECTIVE OF ADVERSE CHANGES IN FAIR VALUES, CASH FLOWS AND FUTURE EARNINGS. THE CORPORATION HAS ESTABLISHED POLICIES AND PROCEDURES GOVERNING ITS MANAGEMENT OF MARKET RISKS AND THE USE OF FINANCIAL INSTRUMENTS TO MANAGE EXPOSURE TO SUCH RISKS.
THE CORPORATION IS EXPOSED TO INTEREST RATE RISK PRIMARILY FROM ITS CREDIT FACILITY WHICH IS BASED UPON VARIOUS FLOATING RATES. AT DECEMBER 31, 2000, THE CORPORATION HAD ENTERED INTO INTEREST RATE SWAPS WITH AN AGGREGATE NOTIONAL AMOUNT THAT APPROXIMATES ONE-THIRD OF ITS BORROWINGS.
THE RESULTING WEIGHTED-AVERAGE FIXED INTEREST RATE IS APPROXIMATELY 7.6%. BASED UPON EXPECTED LEVELS OF BORROWING UNDER THIS FACILITY FOR THE REMAINDER OF FISCAL YEAR 2001, AN INCREASE IN INTEREST RATES OF 100 BASIS POINTS WOULD RESULT IN AN INCREMENTAL $4.0 MILLION ANNUAL INTEREST EXPENSE AND WOULD NOT HAVE A MATERIAL ADVERSE AFFECT ON THE CORPORATION'S CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.
THE CORPORATION OPERATES MANUFACTURING FACILITIES IN EIGHT COUNTRIES AND SELLS PRODUCTS IN OVER 25 COUNTRIES. APPROXIMATELY 45% OF THE CORPORATION'S SALES ARE DENOMINATED IN CURRENCIES OTHER THAN THE US DOLLAR. HISTORICALLY, THE
CORPORATION RETURNS SLIGHTLY LESS THAN 10% ON SALES AND FOREIGN EXCHANGE FLUCTUATIONS HAVE NOT HAD ANY SIGNIFICANTLY MEASURABLE EFFECT ON EARNINGS. FURTHERMORE, THOSE EARNINGS ARE GENERALLY REINVESTED LOCALLY AND THE IMPACT ON OPERATING CASH FLOWS HAS BEEN LESS THAN $3.5 MILLION ANNUALLY. MANAGEMENT CONTINUALLY REVIEWS THE BALANCE BETWEEN FOREIGN CURRENCY DENOMINATED ASSETS AND LIABILITIES IN ORDER TO MINIMIZE THE EXPOSURE TO FOREIGN EXCHANGE FLUCTUATIONS. THE CORPORATION DOES NOT ENTER INTO ANY DERIVATIVE FINANCIAL INSTRUMENTS FOR TRADING PURPOSES, NOR DOES IT ENTER INTO ANY FOREIGN CURRENCY HEDGING. THE CORPORATION HAS CERTAIN SUPPLY AGREEMENTS FOR QUANTITIES BUT HAS CHOSEN NOT TO
ENTER  INTO  ANY  PRICE  HEDGING  WITH  ITS  SUPPLIERS  FOR  COMMODITIES.
CONTINGENCIES
     (A) ENVIRONMENTAL. THE CORPORATION HAS BEEN NAMED AS A POTENTIALLY RESPONSIBLE PARTY (PRP) BY THE ENVIRONMENTAL PROTECTION AGENCY IN CONNECTION WITH TWO WASTE SITES. THERE ARE MANY OTHER COMPANIES INVOLVED AT EACH OF THESE SITES AND THE CORPORATION'S PARTICIPATION IS MINOR. THE CORPORATION HAS RECORDED ITS BEST ESTIMATE OF LIABILITIES IN CONNECTION WITH SITE CLEAN-UP BASED UPON THE EXTENT OF ITS INVOLVEMENT, THE NUMBER OF PRPS AND ESTIMATES OF THE TOTAL COSTS OF THE SITE CLEAN-UP. THOUGH IT IS DIFFICULT TO PREDICT THE FINAL COSTS OF SITE REMEDIATION, MANAGEMENT BELIEVES THAT THE RECORDED LIABILITIES OF $200 AT SEPTEMBER 30, 2000 ARE REASONABLE ESTIMATES OF PROBABLE LIABILITY AND THAT ANY DIFFERENCES IN ACTUAL CASH OUTLAYS FROM THE AMOUNT RECORDED ARE UNLIKELY TO BE MATERIAL TO ITS CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.
THE CORPORATION HAS ESTABLISHED AN ENVIRONMENTAL REMEDIATION RESERVE WITH RESPECT TO ITS DECEMBER 1998 ACQUISITION OF CANNING. A SUBSTANTIAL MAJORITY OF THAT RESERVE IS ATTRIBUTABLE TO TWO U.S. SITES OF A CANNING U.S. SUBSIDIARY THAT ARE BELIEVED TO REQUIRE ENVIRONMENTAL REMEDIATION ACTIVITIES. THE RESERVES ESTABLISHED BY THE CORPORATION WERE BASED UPON PHASE I AND PHASE II ENVIRONMENTAL INVESTIGATIONS OF THOSE SITES AND REMEDIATION ESTIMATES PRODUCED BY REMEDIATION CONTRACTORS, WHICH ESTIMATES INDICATED THAT THE REASONABLE RANGE OF THE CORPORATION'S GROSS LIABILITY IS $2,000 TO $11,500. BASED UPON THE CORPORATION'S EXPERIENCE AND THE FACTS KNOWN TO IT AS OF THE DATE OF THIS FILING, THE CORPORATION EXPECTS THAT ITS GROSS LIABILITY FOR THOSE TWO CANNING SITES WILL NOT EXCEED $4,500. THE CORPORATION BELIEVES THAT ITS CANNING SUBSIDIARY CLEARLY IS ENTITLED UNDER CANNING'S ACQUISITION AGREEMENT RELATING TO THOSE SITES TO WITHHOLD A DEFERRED PURCHASE PRICE PAYMENT OF APPROXIMATELY $2,300, WHICH WILL BE APPLIED TO REDUCE ITS NET LIABILITY FOR THOSE SITES. TO THE EXTENT THE CORPORATION'S LIABILITIES EXCEED $2,300 IT MAY BE ENTITLED TO ADDITIONAL INDEMNIFICATION PAYMENTS FROM THE PREVIOUS TWO
NOTE  8.     MARKET  RISK  AND  CONTINGENCIES  (CONTINUED)

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

(B) LEGAL PROCEEDINGS. ON JANUARY 30, 1997, THE CORPORATION WAS SERVED WITH A SUBPOENA FROM A FEDERAL GRAND JURY IN CONNECTICUT REQUESTING CERTAIN DOCUMENTS. THE CORPORATION WAS SUBSEQUENTLY INFORMED THAT IT IS A SUBJECT OF THE GRAND JURY'S INVESTIGATION. THE SUBPOENA REQUESTED INFORMATION RELATING TO AN ACCIDENTAL SPILL FROM THE CORPORATION'S HUNTINGDON AVENUE, WATERBURY, CONNECTICUT FACILITY THAT OCCURRED IN NOVEMBER OF 1994, TOGETHER WITH OTHER
INFORMATION RELATED TO OPERATIONS AND COMPLIANCE AT THE HUNTINGDON AVENUE FACILITY. THE CORPORATION HAS RETAINED OUTSIDE LAW FIRMS TO ASSIST IN COMPLYING WITH THE SUBPOENA AND THE UNDERLYING INVESTIGATION. THE CORPORATION HAS FROM THE OUTSET COOPERATED WITH THE INVESTIGATION AND IS CURRENTLY INVOLVED IN INFORMAL NEGOTIATIONS WITH THE GOVERNMENT, WITH A VIEW TOWARDS SETTLING ANY AND ALL CHARGES IN THIS MATTER WITHOUT RESORT TO TRIAL. SINCE THESE NEGOTIATIONS HAVE ONLY RECENTLY BEGUN, AT THIS TIME IT IS TOO SPECULATIVE TO QUANTIFY THE PRECISE FINANCIAL IMPLICATIONS TO THE CORPORATION.
THE CORPORATION IS A PARTY TO A NUMBER OF LAWSUITS AND CLAIMS IN ADDITION TO THOSE DISCUSSED ABOVE ARISING OUT OF THE ORDINARY CONDUCT OF BUSINESS. WHILE THE ULTIMATE RESULTS OF THE PROCEEDINGS AGAINST THE CORPORATION CANNOT BE PREDICTED WITH CERTAINTY, MANAGEMENT DOES NOT EXPECT THAT RESOLUTION OF THESE MATTERS WILL HAVE A MATERIAL ADVERSE EFFECT UPON ITS CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS. IT IS THE CORPORATION'S POLICY TO RECORD ACCRUALS IN ACCORDANCE WITH THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 5, ACCOUNTING FOR CONTINGENCIES (SFAS 5) WHICH REQUIRES AN ACCRUAL TO BE RECORDED WHEN IT IS BOTH PROBABLE A LIABILITY HAS BEEN INCURRED AND THE COST IS REASONABLY ESTIMABLE.

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








ITEM  2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS WHICH ENDED DECEMBER 31, 2000 TO THE SAME PERIODS IN 1999 AND PROVIDES INFORMATION WITH RESPECT TO CHANGES IN FINANCIAL CONDITION DURING THE NINE MONTHS THEN ENDED.

SALES
TOTAL SALES FOR THE CURRENT QUARTER, $196.5 MILLION, DECREASED $5.0 MILLION OR 3% FROM $201.5 MILLION IN THE SAME PERIOD LAST YEAR. PROPRIETARY SALES, ROUGHLY 89% OF TOTAL SALES, DECREASED $3.9 MILLION OR 2%. ACQUISITIONS (NET OF DIVESTITURES) ADDED $19.8 MILLION TO PROPRIETARY SALES, WHILE FOREIGN CURRENCY TRANSLATION REDUCED REPORTED PROPRIETARY SALES APPROXIMATELY $10.3 MILLION OR ROUGHLY 6%. PROPRIETARY SALES EXCLUDING THE EFFECTS OF ACQUISITIONS AND FOREIGN CURRENCY TRANSLATION WOULD HAVE DECREASED 8%.
FOR THE NINE MONTH PERIOD, TOTAL SALES OF $580.9 MILLION INCREASED $14.6 MILLION OR 3% FROM $566.3 MILLION IN THE SAME PERIOD LAST YEAR. PROPRIETARY SALES, ROUGHLY 91% OF TOTAL SALES, INCREASED $20.1 MILLION OR 4%. ACQUISITIONS (NET OF DIVESTITURES) ADDED $42.6 MILLION, WHILE FOREIGN CURRENCY TRANSLATION REDUCED REPORTED PROPRIETARY SALES APPROXIMATELY $22.2 MILLION OR ROUGHLY 4%. PROPRIETARY SALES EXCLUDING THE EFFECTS OF ACQUISITIONS AND FOREIGN CURRENCY
TRANSLATION  WOULD  HAVE  BEEN  FLAT.
THE CORPORATION'S UNDERLYING (EXCLUDING THE EFFECTS OF ACQUISITIONS AND FOREIGN CURRENCY TRANSLATION) SALES GROWTH, FOR ADVANCED SURFACE FINISHES ("ASF"), WAS FUELED BY ASIA AND TO A LESSER EXTENT, FURTHER ENHANCED BY EUROPE. THE UNDERLYING SALES IN NORTH AMERICA WERE SOMEWHAT LESS THAN THE SAME PERIODS LAST YEAR, FOR BOTH ASF AND GRAPHIC ARTS ("GA"). WORLDWIDE GA PROPRIETARY SALES WERE 12% AND 3% LOWER FOR THE THREE AND NINE MONTH PERIODS, RESPECTIVELY. WORLDWIDE ASF PROPRIETARY SALES WERE 1% AND 5% HIGHER FOR THE THREE AND NINE MONTH PERIODS, RESPECTIVELY.
COSTS  AND  EXPENSES
GROSS PROFITS ARE DOWN 10% FOR THE THREE MONTH PERIOD AND DOWN 1% FOR THE NINE MONTH PERIOD, AS COMPARED TO THE SAME PERIODS LAST YEAR. THE ADVANCEMENT OF ASF PROPRIETARY CHEMICAL SALES WAS OFFSET BY A DEPRESSED THIRD QUARTER FOR GA BUSINESS. GROSS PROFIT, AS A PERCENTAGE OF SALES FOR THE THREE MONTH PERIOD IS 43.8% AS COMPARED TO 47.4% FOR THE SAME PERIOD LAST YEAR. GROSS PROFIT, AS A PERCENTAGE OF SALES FOR THE NINE MONTH PERIOD IS 45.9% AS COMPARED TO 47.8% FOR THE SAME PERIOD LAST YEAR. THE PRIMARY REASONS FOR THESE DIFFERENCES ARE THAT OVERHEAD RECOVERIES HAVE BEEN NEGATIVELY IMPACTED BY VIATEK PRODUCTION COSTS AND GA COST VARIANCES IN THE MOST RECENT QUARTER.
SELLING, TECHNICAL AND ADMINISTRATIVE (ST&A) EXPENSES INCREASED 1% FOR THE THREE MONTH PERIOD AND DECREASED 6% FOR THE NINE MONTH PERIOD, AS COMPARED TO THE SAME PERIODS LAST YEAR. INCLUDED IN THE THREE MONTH PERIOD ARE RESTRUCTURING CHARGES OF $4.6 MILLION THIS YEAR, AND MERGER RELATED COSTS OF $6.1 MILLION LAST YEAR. FOR THE NINE MONTH PERIOD THERE ARE RESTRUCTURING CHARGES OF $5.6 MILLION, THIS YEAR AND MERGER RELATED COSTS OF $1.5 MILLION, THIS YEAR AS COMPARED TO $7.1 MILLION, LAST YEAR. EXCLUDING THESE CHARGES, ST&A EXPENSES WOULD BE 4% LOWER FOR THE THREE MONTH PERIOD AND 2% HIGHER FOR THE NINE MONTH PERIOD AS COMPARED TO THE SIMILAR PERIODS LAST YEAR.
BOTH THE THREE AND NINE MONTH PERIODS HAD INCREASED COSTS FROM ACQUISITIONS THAT WERE SOMEWHAT FAVORABLY OFFSET BY CURRENCY TRANSLATION. FOR BOTH PERIODS, EXPENSES INCREASED MODESTLY IN SUPPORT OF BUSINESS GROWTH AND PRODUCT DEVELOPMENT WHILE COST AWARENESS INITIATIVES HAVE HELD ADMINISTRATIVE EXPENSES DOWN. THEREFORE, THE NINE MONTH PERIOD INCREASED DUE TO THESE FACTORS, WHILE THE THREE MONTH PERIOD DECREASED PRIMARILY FROM THE EFFECTS OF COST REDUCTIONS AS A RESULT OF THE RESTRUCTURING AND FROM A LOWER PROVISION FOR INCENTIVE
COMPENSATION. AS A RESULT, ST&A EXCLUDING THE MERGER RELATED AND RESTRUCTURING CHARGES, AS A PERCENTAGE OF SALES, IS 28.5% AND 29.0% FOR THE THREE AND NINE MONTH PERIODS THIS YEAR, RESPECTIVELY, AS COMPARED TO 28.9% AND 29.3% FOR THE SAME PERIODS LAST YEAR.

THE CORPORATION HAS RECORDED SPECIAL CHARGES OF APPROXIMATELY $5.6 MILLION DURING THE SECOND AND THIRD QUARTERS OF FISCAL 2001 WHICH RELATES TO THE RESTRUCTURING PROGRAM UNDERTAKEN DURING THIS PERIOD. THE RESTRUCTURING IS INTENDED TO REPOSITION OPERATIONS IN A MORE STRATEGIC MANNER AND CONSISTS PRIMARILY OF THE PLANNED REDUCTION OF 165 INDIVIDUALS FROM THE CORPORATION'S NORTH AMERICAN AND EUROPEAN WORKFORCES. THESE REDUCTIONS ARE MAINLY DUPLICATE MANAGEMENT AND OFFICE SUPPORT POSITIONS WITH ROUGHLY TWO-THIRDS RELATING TO THE GA OPERATIONS. THE CORPORATION EXPECTS TO SAVE APPROXIMATELY $12 MILLION OR $0.24 PER SHARE, PER ANNUM. AS OF DECEMBER 31, 2000, 105 EMPLOYEES HAD BEEN SEVERED IN ACCORDANCE WITH THE PLAN RESULTING IN CASH PAYMENTS OF $4.0 MILLION. IT IS EXPECTED THAT THE RESTRUCTURING PROGRAM AND RELATED CHARGES WILL BE COMPLETED BY THE FISCAL YEAR END.
TOTAL AMORTIZATION CHARGED TO EARNINGS WAS $5.4 MILLION AND $15.8 MILLION FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000, RESPECTIVELY. THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES HAS INCREASED APPROXIMATELY $1.0 MILLION AND $2.5 MILLION FOR THE THREE AND NINE MONTH PERIODS, RESPECTIVELY, OVER THE SAME PERIODS LAST YEAR DUE TO RECENT ACQUISITIONS BY THE GA BUSINESS. OPERATING PROFITS, EXCLUDING THE EFFECTS OF THE MERGER RELATED AND RESTRUCTURING CHARGES, FOR THE THREE AND NINE MONTH PERIODS DECREASED 25% AND 10%, RESPECTIVELY, AS COMPARED TO THE SAME PERIODS LAST YEAR. OPERATING PROFITS, INCLUDING THE MERGER RELATED AND RESTRUCTURING CHARGES DECREASED 26% AND 11% FOR THE THREE AND NINE MONTH PERIODS, RESPECTIVELY, FROM THE SAME PERIODS LAST YEAR. FOR THE THREE MONTH PERIOD, GA OPERATING PROFITS DECREASED 50% AND ASF OPERATING PROFITS INCREASED 5%. FOR THE NINE MONTH PERIOD, GA OPERATING PROFITS DECREASED 21% AND ASF OPERATING PROFITS INCREASED 5%.
PROVISION  FOR  INCOME  TAXES
THE CORPORATION'S EFFECTIVE INCOME TAX RATE APPROXIMATES 37% FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999, RESPECTIVELY. FOR THE THREE MONTH PERIODS, THE CORPORATION'S EFFECTIVE INCOME TAX RATE APPROXIMATES 37% FOR THE PERIOD ENDED DECEMBER 31, 2000 AS COMPARED TO APPROXIMATELY 42% FOR THE PERIOD ENDED DECEMBER 31, 1999. THE DIFFERENCE IS DUE TO NON-DEDUCTIBLE MERGER RELATED COSTS INCURRED IN THE PERIOD ENDED DECEMBER 31, 1999 SOMEWHAT OFFSET BY A
LIMITATION ON THE UTILIZATION OF FOREIGN TAX CREDITS FOR THE PERIOD ENDED DECEMBER 31, 2000.
NET  EARNINGS
NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS INCREASED 9% FOR THE THREE MONTH PERIOD AND DECREASED 7% FOR THE NINE MONTH PERIOD AS COMPARED TO THE SIMILAR PERIODS LAST YEAR. FOREIGN CURRENCY TRANSLATION HAD THE EFFECT OF REDUCING THE REPORTED EARNINGS BY APPROXIMATELY 10% FOR THE THREE MONTH PERIOD AND 4% FOR THE NINE MONTH PERIOD.
FINANCIAL  CONDITION
OPERATING ACTIVITIES DURING THE NINE MONTHS ENDING DECEMBER 31, 2000 RESULTED IN A NET CASH INFLOW OF $39.7 MILLION. THE CASH GENERATED WAS USED FOR CAPITAL IMPROVEMENTS, DIVIDENDS TO COMMON SHAREHOLDERS AND LONG-TERM DEBT REPAYMENTS. WORKING CAPITAL AT DECEMBER 31, 2000 WAS $145.5 MILLION AS COMPARED TO $133.3 MILLION AT MARCH 31, 2000.
CAPITAL EXPENDITURES WERE $10.5 MILLION FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND ARE IN LINE WITH THE TOTAL PLANNED EXPENDITURES OF APPROXIMATELY $22.0 MILLION FOR THE FISCAL YEAR.
THE FOLLOWING TABLE CONTAINS OTHER DATA FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999. EBITDA IS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. OWNERS EARNINGS IS CASH FLOW FROM OPERATIONS LESS NET CAPITAL SPENDING. NEITHER EBITDA, NOR OWNERS EARNINGS ARE INTENDED TO REPRESENT CASH FLOW FROM OPERATIONS AS DEFINED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THESE MEASURES SHOULD NOT BE USED AS AN ALTERNATIVE TO NET INCOME AS AN INDICATOR OF OPERATING PERFORMANCE OR TO CASH FLOWS AS A MEASURE OF LIQUIDITY.



($MILLIONS)                                         2000      1999
------------------------------------------------  --------  --------
CASH PROVIDED BY OPERATIONS. . . . . . . . . . .  $   39.7  $   49.1
                                                  --------  --------
CASH USED IN INVESTING ACTIVITIES. . . . . . . .   <$76.3>   <$23.5>
                                                  --------  --------
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES.  $   34.9   <$12.9>
                                                  --------  --------
EBITDA . . . . . . . . . . . . . . . . . . . . .  $  112.8  $  103.1
------------------------------------------------  --------  --------
CASH PROVIDED BY OPERATIONS. . . . . . . . . . .  $   39.7  $   49.1
------------------------------------------------  --------  --------
LESS NET CAPITAL SPENDING. . . . . . . . . . . .    <$5.9>   <$17.7>
                                                  --------  --------
  OWNERS EARNINGS. . . . . . . . . . . . . . . .  $   33.8  $   31.4
------------------------------------------------  --------  --------



MACDERMID HAS A LONG-TERM CREDIT ARRANGEMENT, WHICH CONSISTS OF A COMBINED REVOLVING LOAN AND THREE SIX-YEAR TERM LOANS. TWO OF THE TERM LOANS ARE DENOMINATED IN US DOLLARS AND THE OTHER IS POUND STERLING DENOMINATED. THE OUTSTANDING BALANCE ON THE CREDIT FACILITIES INCREASED $47.0 MILLION TO EFFECT THE ACQUISITION OF THE DIGITAL GRAPHICS BUSINESS UNIT OF VIRTUALFUND.COM, INC AND $13.6 MILLION FOR A DEPOSIT TOWARDS AN ACQUISITION WHICH WILL OCCUR IN THE FOURTH QUARTER. IN ADDITION, THE REMAINING OUTSTANDING BALANCE ON THE CREDIT FACILITIES DECREASED A NET $13.4 MILLION DURING THE YEAR.
THE AMOUNTS OUTSTANDING ON THE LONG-TERM CREDIT ARRANGEMENT AT DECEMBER 31, 2000, CONSISTS OF $136.0 MILLION FOR THE REVOLVING LOAN, $253.0 MILLION ON THE US DOLLAR TERM LOANS AND $53.0( 35.5) MILLION ON THE POUND STERLING TERM LOAN. THE REVOLVING LOAN FACILITY PERMITS BORROWINGS OF UP TO $215 MILLION. THE CORPORATION'S OTHER CREDIT FACILITIES PRESENTLY TOTAL APPROXIMATELY $55 MILLION. THESE, TOGETHER WITH THE CORPORATION'S CASH FLOWS FROM OPERATIONS ARE ADEQUATE TO FUND WORKING CAPITAL AND EXPECTED CAPITAL EXPENDITURES.
THE CORPORATION ESTABLISHED PURCHASE LIABILITIES, IN FISCAL YEAR 1999, UPON THE ACQUISITION OF CANNING. THE REORGANIZATION OF EMPLOYEES HAS BEEN COMPLETED. THE REORGANIZATION OF FACILITIES IS PROCEEDING AS PLANNED. NEGOTIATIONS ARE ONGOING REGARDING THE ELIMINATION OF LEASED FACILITIES AND SALE OF OWNED FACILITIES, NONE OF WHICH HAVE CLOSED AT PRESENT. IT IS UNLIKELY THIS REORGANIZATION PLAN WOULD HAVE ANY MATERIAL EFFECTS ON THE FUTURE OPERATIONS OR FINANCIAL CONDITION.
NEW  ACCOUNTING  PRONOUNCEMENTS
THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS 133). SFAS 133 REPLACES EXISTING PRONOUNCEMENTS AND PRACTICES WITH A SINGLE INTEGRATED ACCOUNTING FRAMEWORK FOR DERIVATIVES AND HEDGING ACTIVITIES. FASB LATER ISSUED TWO OTHER STATEMENTS THAT AMEND SFAS133; STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" (SFAS 137), WHICH ESTABLISHES AN EFFECTIVE DATE FOR SFAS 133 FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2000 AND STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES" (SFAS 138), WHICH ADDRESSES A LIMITED NUMBER OF ISSUES THAT HAD BEEN CAUSE FOR IMPLEMENTATION DIFFICULTIES AS ESTABLISHED BY SFAS 133. THE CORPORATION IS CURRENTLY EVALUATING THE REQUIREMENTS OF THESE THREE STATEMENTS AND BELIEVES THAT THE ADOPTION OF THESE STATEMENTS, FOR ITS FISCAL 2002 FINANCIAL STATEMENTS, WILL NOT HAVE A MATERIAL IMPACT ON PREVIOUSLY REPORTED INFORMATION.
EURO  CURRENCY  CONVERSION
ON JANUARY 1, 1999, CERTAIN MEMBER COUNTRIES OF THE EUROPEAN UNION ESTABLISHED FIXED CONVERSION RATES BETWEEN THEIR EXISTING CURRENCIES AND THE EUROPEAN UNION'S COMMON CURRENCY ("EURO"). THE TRANSITION PERIOD FOR THE INTRODUCTION OF THE EURO ENDS JUNE 30, 2002. ISSUES THAT FACE THE CORPORATION AS A RESULT OF THE INTRODUCTION OF THE EURO INCLUDE CONVERTING INFORMATION TECHNOLOGY SYSTEMS WHICH WERE LARGELY UPGRADED UNDER THE YEAR 2000 COMPLIANCE REVIEW, REASSESSING CURRENCY RISK, NEGOTIATING AND AMENDING CONTRACTS, AS WELL AS PROCESSING ACCOUNTING AND TAX RECORDS. THE CORPORATION IS ADDRESSING THESE ISSUES AND DOES NOT EXPECT THE EURO TO HAVE A MATERIAL EFFECT ON ITS FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

CONTINGENCIES

(A) ENVIRONMENTAL. THE CORPORATION HAS BEEN NAMED AS A POTENTIALLY RESPONSIBLE PARTY (PRP) BY THE ENVIRONMENTAL PROTECTION AGENCY IN CONNECTION WITH TWO WASTE SITES. THERE ARE MANY OTHER COMPANIES INVOLVED AT EACH OF THESE SITES AND THE CORPORATION'S PARTICIPATION IS MINOR. THE CORPORATION HAS RECORDED ITS BEST ESTIMATE OF LIABILITIES IN CONNECTION WITH SITE CLEAN-UP BASED UPON THE EXTENT OF ITS INVOLVEMENT, THE NUMBER OF PRPS AND ESTIMATES OF THE TOTAL COSTS OF THE SITE CLEAN-UP THAT REFLECT THE RESULTS OF PHASE I AND II ENVIRONMENTAL INVESTIGATIONS AND REMEDIATION ESTIMATES PRODUCED BY REMEDIATION CONTRACTORS. THOUGH IT IS DIFFICULT TO PREDICT THE FINAL COSTS OF SITE REMEDIATION, MANAGEMENT BELIEVES THAT THE RECORDED LIABILITIES ARE REASONABLE ESTIMATES OF PROBABLE LIABILITY AND THAT ANY DIFFERENCES IN ACTUAL CASH OUTLAYS FROM THE AMOUNT RECORDED ARE UNLIKELY TO BE MATERIAL TO ITS CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.
THE CORPORATION HAS ESTABLISHED AN ENVIRONMENTAL REMEDIATION RESERVE WITH RESPECT TO ITS DECEMBER 1998 ACQUISITION OF CANNING. A SUBSTANTIAL MAJORITY OF THAT RESERVE IS ATTRIBUTABLE TO SEVERAL SITES OF CANNING THAT ARE BELIEVED TO REQUIRE ENVIRONMENTAL REMEDIATION ACTIVITIES. THE RESERVES ESTABLISHED BY THE CORPORATION WERE BASED UPON PHASE I AND PHASE II ENVIRONMENTAL INVESTIGATIONS OF THOSE SITES AND REMEDIATION ESTIMATES PRODUCED BY REMEDIATION CONTRACTORS, WHICH ESTIMATES INDICATED THAT THE REASONABLE RANGE OF THE CORPORATION'S GROSS
LIABILITY IS $2 MILLION TO $11.5 MILLION. BASED UPON THE CORPORATION'S EXPERIENCE AND THE FACTS KNOWN TO IT AS OF THE DATE OF THIS FILING, THE CORPORATION EXPECTS THAT ITS GROSS LIABILITY FOR THOSE CANNING SITES WILL NOT EXCEED $4.5 MILLION. THE CORPORATION BELIEVES THAT ITS CANNING SUBSIDIARY IS ENTITLED UNDER ITS ACQUISITION AGREEMENT RELATING TO THOSE SITES TO WITHHOLD A DEFERRED PURCHASE PRICE PAYMENT OF APPROXIMATELY $2.3 MILLION, WHICH WILL BE APPLIED TO REDUCE ITS NET LIABILITY FOR THOSE SITES. TO THE EXTENT THE CORPORATION'S LIABILITIES EXCEED $2.3 MILLION IT MAY BE ENTITLED TO ADDITIONAL INDEMNIFICATION PAYMENTS. SUCH RECOVERY MAY BE UNCERTAIN, HOWEVER, AND WOULD LIKELY INVOLVE SIGNIFICANT LITIGATION EXPENSE. AS A RESULT, THE CORPORATION HAS RECORDED A NET LIABILITY OF $2 MILLION. THE FOREGOING ESTIMATES OF POTENTIAL GROSS AND NET LIABILITIES AND RECOVERIES REPRESENT OUR BEST ESTIMATES OF THE FAIR VALUE OF THESE OBLIGATIONS. THE CORPORATION EXPECTS THAT THE LIABILITIES PERTAINING TO THE CANNING SITES WILL BE INCURRED WITHIN THE NEXT FIVE YEARS; THE CORPORATION WILL RECOGNIZE THE RECOVERY FROM THE DEFERRED PURCHASE PRICE PAYMENT CONTEMPORANEOUSLY WITH ITS PAYMENT OF THE UNDERLYING EXPENSE.

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

ITEM  5  :  OTHER  INFORMATION
5.1 THE CORPORATION MADE BORROWINGS ON THE REVOLVING LOAN UNDER ITS CREDIT FACILITY ON DECEMBER 13, 2000, IN THE AMOUNT OF $13.6 MILLION AND ON JANUARY 11, 2001, IN THE AMOUNT OF $16.9 MILLION TO EFFECT THE ACQUISITION OF A SPANISH PRINTED CIRCUIT BOARD MANUFACTURER. THIS TRANSACTION IS EXPECTED TO FURTHER ENHANCE THE CORPORATION'S ABILITY TO COMMERCIALIZE ITS VIATEK CHEMISTRY PROCESS, WORLDWIDE. THE FIRST BORROWING IS REFLECTED AS A DEPOSIT ON THE DECEMBER 31, 2000 CONSOLIDATED CONDENSED BALANCE SHEET AND STATEMENT OF CASH FLOWS.
5.2 THE CORPORATION ISSUED A PRESS RELEASE ON OCTOBER 26, 2000 FOR ITS SECOND QUARTER EARNINGS AND TO CONCURRENTLY ANNOUNCE A RESTRUCTURING PROGRAM. THIS RESTRUCTURING WILL REPRESENT ONGOING SAVINGS IN EXCESS OF $12 MILLION. THE PROGRAM HAD BEEN INITIATED DURING THE SECOND QUARTER AND IS EXPECTED TO BE COMPLETED BY THE END OF THE FISCAL YEAR, WITH TOTAL CHARGES TO EARNINGS OF APPROXIMATELY $5.6 MILLION EXPECTED. THE RESTRUCTURING PROGRAM RECOGNIZES THE REDUNDANCIES IN MANAGEMENT AND OFFICE SUPPORT AS A RESULT OF RECENT LARGE ACQUISITIONS, FOR WHICH THE DECISION WAS MADE TO INTEGRATE THESE ACQUISITIONS SLOWLY IN ORDER TO ENSURE THE OPERATIONS WERE FIRST WELL INTEGRATED.
ITEM  6(A)  :  EXHIBITS
     NONE.
ITEM  6(B)  :  REPORTS  ON  FORM  8-K
     NONE.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


     MACDERMID,  INCORPORATED
      (REGISTRANT)






DATE:  FEBRUARY  14,  2001      /S/  DANIEL  H.  LEEVER

     DANIEL  H.  LEEVER
     CHAIRMAN  AND
      CHIEF  EXECUTIVE  OFFICER






DATE:  FEBRUARY  14,  2001     /  S  /  GREGORY  M.  BOLINGBROKE

     GREGORY  M.  BOLINGBROKE
     CORPORATE  CONTROLLER  AND
     TREASURER