Form 10-K
period 2001-03-31
MACDERMID INC
filed 2001-06-01
CIK 61138

10-K
                       Annual Report on Form 10-K for 2001
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 2001.
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  [NO  FEE  REQUIRED].For  the  transition  period  from        to
                          Commission file number 0-2413
                             MACDERMID, INCORPORATED
             (Exact name of Registrant as specified in its Charter)
                           Connecticut     06-0435750
                           -----------     ----------
              (State of incorporation)     (IRS Employer I.D. No.)
              ------------------------     -----------------------
              245 Freight Street, Waterbury, Connecticut 06702-0671
                    (Address of principal executive offices)
        Registrant's Telephone Number, including Area Code (203) 575-5700
        Securities registered pursuant to Section 12(g) of the Act:  NONE
           Securities registered pursuant to Section 12(b) of the Act:
                Title of Class   - Common Stock Without Par Value
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements  for  the  past  90  days.        Yes  (X)   No  (  )
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2001 (based on the closing price on such date as reported on the New York Stock Exchange) was $165,902,273.
The number of shares of Registrant's Common Stock outstanding as of May 31, 2001 was 31,463,574 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement to be mailed on or about June 11, 2001 to the Corporation's stockholders in connection with the annual meeting scheduled for July 25, 2001 is incorporated herein by reference into Part III hereof.

                                     PART I
Item  1(a)  GENERAL  DEVELOPMENT  OF  BUSINESS
Incorporated in Connecticut in 1922, MacDermid, Incorporated and its subsidiaries (collectively, the "Corporation" or "MacDermid") develops, produces and markets a broad line of specialty chemical products which are used in the metal and plastic finishing, electronics, offshore lubricants and printing industries, worldwide. MacDermid offers a line of horizontal processing equipment used in conjunction with certain of the Corporation's chemical products. This equipment is used primarily in the production of printed circuit boards and in chemical machining.
In December 1995, MacDermid acquired the assets, subject to certain liabilities of the Electronics and Printing Division of Hercules Incorporated. The acquired business consists principally of the manufacture and sale of proprietary products including photo-resists, used to imprint electrical patterns on circuit boards, and photo-polymer printing, which reproduces quality graphics on package printing and in-store displays. The acquisition, accounted for as a purchase transaction, was financed through bank borrowings and the issuance of preferred stock. The preferred stock was completely redeemed by using a portion of a revolving credit facility in May 1997.
Between December 1998 and February 1999, MacDermid acquired all of the outstanding share capital of W. Canning, plc. The acquired business consists principally of the manufacture and sale of proprietary products including metal and plastic finishing for automotive and other consumer surface finishing industries, offshore fluids for oil drilling and exploration. The acquisition, accounted for as a purchase transaction, was financed through bank borrowings. In December 1999, MacDermid completed a merger with PTI Inc. The acquisition was accounted for as a pooling-of-interests transaction. The Corporation issued 6,999,968 shares and share equivalents of its common stock in exchange for all of the outstanding shares of PTI Inc. This business establishes the Corporation in the printing industry. The acquired business consists primarily of the manufacture and sale of proprietary products including offset blankets, textile blankets, printing plates and rubber based covers for industrial rollers. In January 2001, the Corporation acquired a 60% interest in Eurocir S.A. The acquired business consists of electronic circuit board design and manufacturing, with sales and distribution primarily concentrated throughout Europe. This business serves consumers of both single-sided and double-sided electronic circuit boards. The acquisition, accounted for as a purchase transaction, was financed through bank borrowings.
The Corporation's original listing application to the New York Stock Exchange was accepted on February 26, 1998 and since this date its common shares have traded on the N.Y.S.E., under the symbol "MRD". From 1966, up to February 26, 1998 the Corporation's common shares had traded on the NASDAQ stock market. For a description of the Corporation's business, see Item 1(c) below.
Item  1(b)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
MacDermid provides development, manufacture, sale and technical service for a large variety of specialty chemical processes, related equipment and printed circuit boards in three reportable industry segments: Graphic Arts, Advanced Surface Finishes and Electronics Manufacturing. These three segments, under which the Corporation operates on a worldwide basis, are managed separately as each segment has differences in technology and marketing strategies.
Item 1(c) of this Report provides information concerning the Corporation's classes of products and Item 1(d) of this report includes financial information concerning operations by business segment and by geographic region as well as on a consolidated basis. Additional information with respect to the business is shown in the notes to Consolidated Financial Statements portion of the Corporation's 2001 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.

Item  1(c)  NARRATIVE  DESCRIPTION  OF  BUSINESS
(i) MacDermid produces and markets over 5,000 proprietary chemical compounds. These proprietary chemical compounds are used for; cleaning, activating and polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing metal surfaces, stripping of metal and final coating of metal surfaces, filtering, anti-tarnishing, rust retarding and etching, imaging, deposition of metal, offshore lubricants, offset printing blanket technologies, flexographic packaging applications, relief printing plates, wide format ink jet printing devices along with ink and media consumables, water treatments and other chemical processes. Research in connection with proprietary products is conducted principally in the United States, with additional research facilities in Great Britain, Spain, France and Japan.
In the Americas, the Corporation both manufactures and markets its entire line of products through more than 280 sales and service personnel employed by it and, in certain areas of the United States, through distributors and manufacturing representatives. The Corporation maintains chemical inventories at more than 25 distribution points throughout the United States. Typically these facilities are leased or rented. In Canada, Mexico and Brazil the Corporation markets certain of its products through wholly owned subsidiaries. In Vermont, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European sales are made through more than 370 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Sweden and Switzerland. MacDermid owns and operates subsidiary manufacturing facilities in Spain, Great Britain, Italy and France. In Germany, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business. In the Asia/Pacific region, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan, and sales are made through more than 50 sales and service representatives who are employed by local subsidiaries. In addition, sales are made in India, Malaysia, the Philippines and Thailand directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, China, Australia and New Zealand. In Taiwan, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In other foreign markets certain of the Corporation's proprietary chemicals are manufactured and sold in certain countries in South America, Europe and Asia, the Corporation's products are sold through distributors or manufactured and sold through licensees.
Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.
(ii)  The  Corporation  has  the  following  four classes of principal products:
(A) Chemical compounds produced by the Corporation, most of which are the result of its own research and development and, therefore, are referred to as proprietary products;
(B) Equipment in support of the chemical business of which approximately 67% is manufactured by the Corporation;
(C)  Printed  circuit  boards  for  a wide variety of consumer applications; and
(D)  Resale  chemicals  and  supplies.


The following table sets forth the classes of MacDermid's products and the respective percentage of total consolidated revenue for each of the last three fiscal years:


CLASS OF PRODUCTS      2001   2000   1999
---------------------  -----  -----  -----
Proprietary Chemicals    89%    89%    88%
Electronic Boards         4%   ---    ---
Equipment                 3%     5%     7%
Resale Chemicals and      4%     6%     5%
Supplies



 (iii) MacDermid uses in excess of 1,100 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal 2001, there were no significant difficulties in obtaining raw materials essential to its business.
(iv) During fiscal 2001, approximately 20% of MacDermid's proprietary sales were derived from products covered by patents owned by the Corporation or produced under patent license agreements. MacDermid owns more than 90 non-expired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. The patents owned by the Corporation are important to its business and have varying remaining lives. Although certain of the Corporation's patents are increasingly more important to its business, the Corporation believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not more, important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks for which it considers to be of value in identifying MacDermid and its products. The Corporation neither holds nor has granted any franchises or concessions.
(v)     No  material  portion  of  the  Corporation's  business  is  seasonal.
(vi) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.
(vii) No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.
(viii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for the Corporation's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.
(ix) No material portion of MacDermid's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.
(x) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. The Corporation maintains extensive supporting, technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications enables it to compete successfully both locally and world-wide.
(xi)     MacDermid  spent approximately $24,466,000, $22,548,000 and $21,500,000 during fiscal years 2001, 2000 and 1999, respectively, on research and development activities. Substantially all research and development activities were performed by the Corporation with the greater percentage related to the development of new products.
(xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and Local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, may have had a positive effect upon the Corporation's competitive position. Capital expenditures for environmental control facilities had in past years approximated $1 million annually. In fiscal 2001 there was an approximate $0.5 million incurred for environmental compliance. Though difficult to predict, future spending of this nature is likely to return to previous levels.
(xiii) MacDermid employed 4,022 and 3,164 full time, regular employees as of March 31, 2001 and 2000, respectively.
Item  1(d)  FOREIGN  AND  DOMESTIC  OPERATIONS
MacDermid's 2001 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to geographic areas including operating information and the effect upon shareholders' equity of the translation of foreign currency financial statements.
Item  2  PROPERTIES
Within  the  United  States,  MacDermid  owns  the  following  properties:
In  Connecticut;
At Waterbury, a 51,700 square foot steel building, principally used for executive offices, marketing and corporate support, and a 62,000 square foot research and customer service facility, both of which are located on a 5.8 acre tract. In addition, a 180,000 square foot wood, brick and concrete building complex is principally used for manufacturing and warehousing but also includes some offices and laboratories. The complex is located on a 7.2 acre tract. Directly across the street from this property, is a 31 acre tract of land held for possible future development.
In  Delaware;
At Middletown, a concrete and steel building of 85,520 square feet consisting of factory, laboratory, warehouse and office facilities located on a 10.97 acre tract.
In  Michigan;
At Ferndale, a steel frame and steel sided building of 75,000 square feet consisting principally of factory, warehouse and office facilities, located on a
6.25  acre  tract.
In  Iowa;
At Cedar Rapids, a concrete and steel building of 25,000 square feet consisting of factory, warehouse and office facilities located on a .3 acre tract. In Massachusetts;
At Adams, a brick and wood building of 130,000 square feet consisting of factory, warehouse and office facilities located on an 8 acre tract. In Tennessee;
At Morristown, a brick and steel building of 250,000 square feet consisting of factory, warehouse and office facilities located on a 23.75 acre tract. In Georgia;
At Atlanta, a brick and steel building of 65,000 square feet consisting of research laboratories and sales offices located on a 5.75 acre tract. In California;
At San Marcos, a concrete building of 235,000 square feet consisting of factory, warehouse, research laboratories and office facilities located on an 11.75 acre tract.
In  Illinois;
At Franklin Park, a masonry building of 87,000 square feet consisting of factory, warehouse, and office facilities located on a 5.25 acre tract.

The Corporation also owns property in New Hudson, Michigan, Waukeegan, Illinois and Vernon, Connecticut, which is being held for sale or lease but which could be used for manufacturing should the need arise.
Outside the United States, the Corporation owns additional properties as follows:
In  Spain;
At Barcelona, a steel and brick building of 31,000 square feet of factory, warehouse, laboratory and office space.
In  England;
At Birmingham, two brick, concrete and steel buildings, connected by a walkway, containing a total of 110,000 square feet of manufacturing, warehouse, laboratory and office space and at a separate location nearby a brick, concrete and steel building of 120,000 square feet of manufacturing and warehouse space. At Wigan, a brick, concrete and steel building of 65,000 square feet of manufacturing, warehouse and office space.
In  France;
At Villemeux, a steel and concrete building of 50,000 square feet of manufacturing, warehouse and office space.
At Dormans, a steel and concrete building of 35,000 square feet of factory, warehouse, laboratories and office space.
At Cernay, a steel and concrete building of 235,000 square feet of factory, warehouse and office space.
At Steinbach, a wood and brick building of 150,000 square feet of factory and warehouse.
At Evreux, a steel building of 68,000 square feet of factory and warehouse. In Germany;
At Dusseldorf, a steel and concrete building of 17,000 square feet for manufacturing.
At Zulpich, a steel and concrete building of 12,000 square feet of manufacturing and office space.
In  the  Republic  of  China;
At Hong Kong, 30,000 square feet office, laboratories and warehouse space in a concrete block building.
At Panyu, three buildings of reinforced concrete totaling 64,000 square feet, located on a 4 acre tract, used for factory, warehouse and offices. In Taiwan;
At Hsin Chu, two buildings of reinforced concrete totaling 30,000 square feet, located on a 1.8 acre tract, used for factory, warehouse and offices. The Corporation also owns property at Telford and Droitwich, England which are being held for sale or lease.
In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in California, Massachusetts, Michigan, Minnesota, North Carolina, New Jersey, Rhode Island, Texas, Vermont, Washington, Canada, Mexico, Holland, Italy, France, Germany, Spain, Sweden, Australia, China, Japan, Korea, Singapore, and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.


Item  3  LEGAL  PROCEEDINGS
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. It has cooperated from the outset with the investigation and is currently involved in informal negotiations with the Government with a view towards settling any and all charges in this matter without resort to trial. At this time of these negotiations it is too speculative to quantify the precise financial implications to the Corporation.
In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were recently sentenced to fines of $25,000 and $10,000 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. It currently believes that the outcome of this proceeding will not materially affect its business or financial position, however, the proceeding is in the early stages. Therefore, at this time it is too speculative to quantify the financial implications to the Corporation.
Item  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
There were no matters submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal 2001.
Item  4A  EXECUTIVE  OFFICERS  OF  MACDERMID
The names, offices and ages (as of March 31, 2001) of the executive officers of MacDermid, each of whom has been employed in his or her respective office(s) for more than five years, except as noted are as follows:
Daniel H. Leever, age 52, has been Board Chairman since July 1998 and Chief Executive Officer since 1990.

Stephen Largan, age 33, has been Vice President, Finance since February 1999. Previously, and since 1993 he was with a subsidiary of Ford Motor Company, serving as Director of Finance.

Gregory M. Bolingbroke, age 51, has been Vice President and Treasurer since September 2000 and Corporate Controller since 1995.

Mary Anne B. Tillona, age 42, has been Corporate Secretary since June 2000 and General Counsel since September 2000. She was Deputy General Counsel from April 2000 to September 2000. Previously, and since 1995 she was Corporate Counsel for Dexter Corporation.
          PART  II
Item  5     MARKET  FOR  MACDERMID'S  COMMON  STOCK  AND RELATED SECURITY HOLDER
MATTERS
Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 2001 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.
Item  6     SELECTED  FINANCIAL  DATA
The selected financial data (Five-Year Summary) is contained in MacDermid's 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item  7(a)  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. At March 31, 2001, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates one-third of its borrowings. The resulting weighted-average fixed interest rate is 7.4%. Based upon expected levels of borrowing under this facility in 2002, an increase in interest rates of 100 basis points would result in an incremental $4 million interest expense.

The Corporation operates manufacturing facilities in ten countries and sells products in over 25 countries. Approximately 50% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. In fiscal 2001, there was a negative impact on earnings of approximately $0.05 per share, or less than 5%. Those earnings are generally reinvested locally and the impact on operating cash flows has been less than $3.5 million annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 60% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars.

MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has entered into foreign currency forward contracts covering a Deutsche Mark commitment. This commitment covers an equipment subsidiary supply of a certain number of machines during fiscal 2001 and the amounts are immaterial and short-term. The Corporation has certain other supply agreements for quantities but has chosen not to enter into any price hedging with its suppliers for commodities. Additional information about market risk is contained in MacDermid's 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item  8     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference. Additional financial information is contained in the Financial Data Schedule appearing as Exhibit 27 to this report.
Item  9  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
Not  applicable.




PART  III
Item  10  DIRECTORS  AND  OFFICERS
The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 1, 2001 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.
Item  11  EXECUTIVE  COMPENSATION
The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated June 1, 2001 is incorporated herein by reference thereto.
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to the security ownership of certain beneficial owners and management contained in MacDermid's Proxy Statement dated June 1, 2001 is incorporated herein by reference thereto.
Item  13     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  FAMILY
RELATIONSHIPS
The discussion of "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated June 1, 2001 is incorporated herein by reference thereto.
PART  IV
Item  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
FORM  8-K
(a)     (1)     Financial  Statements
The consolidated financial statements and report thereon of KPMG LLP, dated May 18, 2001 are contained in MacDermid's 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference. Additional financial information is contained in the Financial Data Schedule included as Exhibit 27 to this report.
     (2)     Financial  Statement  Schedules
The following schedules are filed as part of this Annual Report on Form 10-K. This supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.
Schedule II - Valuation and Qualifying Accounts and Reserves is contained in MacDermid's 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference
     (3)     Exhibits
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.
     (b)  Reports  on  Form  8-K
None.
                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
                              Dated:  June 1, 2001
By     /s/  Daniel  H.  Leever     By     /s/  Gregory  M.  Bolingbroke
     Daniel  H.  Leever               Gregory  M.  Bolingbroke
     Director,  Chairman, President    Vice  President,  Treasurer  and
     and Chief  Executive  Officer     Corporate  Controller


Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on May 21, 2001 as attorney-in-fact  for  the  following  directors  of  the  Registrant:
Donald  G.  Ogilvie     -     James C. Smith     -     Joseph M. Silvestri     -
T.  Quinn  Spitzer
                              /s/ Daniel H. Leever
                                Daniel H. Leever




                                           EXHIBIT INDEX
                                   2001 FORM 10-K ANNUAL REPORT



Exhibit No.
-----------
3.1          Restated Certificate of Incorporation, MacDermid, Incorporated           By reference
             amended as of December 1, 1997.  Exhibit 19 to September 30,
             1991 Form 10-Q Quarterly Report is incorporated by reference herein.

3.2          Restated By-Laws of MacDermid, Incorporated amended as of May 21, 2001.  Attached

4.1.a        Credit Agreement, amended and restated, dated as of December             Attached
             19, 2000, among MacDermid, Incorporated, the Banks signatory thereto and Bank of America, as Agent, letter of credit issuing bank and swing line lender.

4.1.b        Credit Agreement, amended and restated, dated as of May                  Attached
             25, 2001, among MacDermid, Incorporated, the Banks signatory thereto and Bank of America, as Agent, letter of credit issuing bank and swing line lender.

10.1         MacDermid, Incorporated Special Stock Purchase Plan,                     By reference
             amended as of November 1, 1992.  Exhibit 10 to 1993
             Form 10-K Annual Report is incorporated by reference herein.

10.2         MacDermid, Incorporated 1995 Equity Incentive Plan.  Exhibit             By reference
             10.2 to 1996 Form 10-K Annual Report is Incorporated by
             reference herein.

10.3         MacDermid, Incorporated 1998 Equity Incentive Plan.  Exhibit             By reference
             10.3 to 1999 Form 10-K Annual Report is Incorporated by
             reference herein.

11           Computation of per share earnings.                                       By reference
             Note 1(o) to MacDermid's 2001 Annual Report to Stockholders

13           Portions of MacDermid's 2001 Annual Report to Stockholders               Attached
             as required by Item 8

21           Subsidiaries of MacDermid, Incorporated                                  Attached

23           Independent Auditors' Consent                                            Attached

24           Power of Attorney                                                        Attached

27           Financial Data Schedule                                                  Attached

99           Additional Exhibit - Change in Fiscal Year                               Attached
