Form 10-K/A
period 2001-03-31
MACDERMID INC
filed 2001-06-05
CIK 61138

10-K/A
                       Annual Report on Form 10-K for 2001
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K

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
              245 Freight Street, Waterbury, Connecticut 06702-0671
                    (Address of principal executive offices)
        Registrant's Telephone Number, including Area Code (203) 575-5700
        Securities registered pursuant to Section 12(g) of the Act:  NONE
           Securities registered pursuant to Section 12(b) of the Act:
                Title of Class   - Common Stock Without Par Value
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements  for  the  past  90  days.        Yes  (X)   No  (  )
The     market  value  of the voting stock held by non-affiliates of the
Registrant as of May 31, 2001 (based on the closing price on such date as reported on the New York Stock Exchange) was $377,788,285.
The number of shares of Registrant's Common Stock outstanding as of May 31, 2001 was 31,463,574 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement to be mailed on or about June 11, 2001 to the Corporation's stockholders in connection with the annual meeting scheduled for July 25, 2001 is incorporated herein by reference into Part III hereof.

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
