Form 10-Q
period 2001-06-30
MACDERMID INC
filed 2001-08-14
CIK 61138

31

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED  June 30, 2001
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
                                                          ---------------

                                   March 31st                    .
              ----------------------------------------------------
          Former name, former address or former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding at August 1, 2001
     ----------------------          -----------------------------
     Common Stock, no par value                       32,153,347 shares
                             MACDERMID, INCORPORATED
                                      INDEX


                                                            Page No.
                                                            --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
       June 30, 2001 and March 31, 2001
       Consolidated Condensed Statements of Earnings
       And Retained Earnings - Three Months Ended
       June 30, 2001 and 2000
       Consolidated Condensed Statements of Cash Flows -
       Three Months Ended June 30, 2001 and 2000
  Notes to Consolidated Condensed Financial Statements
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk
Part II.   Other Information
Signatures


















                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)


                                          June 30,     March 31,
                                            2001         2001
                                        ------------  -----------
Assets                                  (Unaudited)    (Audited)
Current Assets:
Cash and Equivalents                    $     15,512  $    12,546
Accounts and Notes Receivable, (Net
   of Allowance for Doubtful
   Receivables of $13,100 and $11,758)       182,620      194,764
Inventories
   Finished Goods                             77,346       75,788
   Raw Materials                              63,548       65,725
                                        ------------  -----------
                                             140,894      141,513
Prepaid Expenses                               8,088        6,365
Deferred Income Tax Asset                     10,415       10,346
                                        ------------  -----------
              Total Current Assets           357,529      365,534
Property, Plant and Equipment (Net
   of Accumulated Depreciation of
   ($125,924 and $112,278)                   174,139      183,578
Goodwill (Net Accumulated
   Amortization of $36,062)                  239,139      236,098
Intangibles, including
   Patents/Trademarks (Net of
   Accumulated Amortization
   of $37,340 and $36,077)                    66,135       67,135
Other Assets                                  46,671       32,480
                                         -----------  -----------
                                        $    883,613  $   884,825
                                        ============  ===========

See accompanying notes to consolidated financial statements.










                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)


                                             June 30,     March 31,
                                               2001         2001
                                           ------------  -----------
Liabilities and Shareholders' Equity       (Unaudited)    (Audited)
Current Liabilities:
Notes Payable                              $    14,507   $   11,748
Current Installments of Long-Term
   Obligations                                   4,257       68,517
Accounts & Dividends Payable                    78,974       81,827
Accrued Expenses                                65,017       67,118
Income Taxes                                    13,486       10,635
                                           -----------   -----------
              Total Current Liabilities        176,241      239,845

Long-Term Obligations                          444,358      392,619
Accrued Post-Retirement &
   Postemployment Benefits                      16,879       17,355
Deferred Income Taxes                            4,403        4,337
Other Long-Term Liabilities                      4,181           --
Minority Interest                                2,616           --

Shareholders' Equity
Common Stock Stated Value
   $1.00 per Share                              46,410       45,408
Additional Paid-In Capital                      15,447       16,437
Retained Earnings                              256,716      249,460
Cumulative Comprehensive
   Income Equity Adjustments
   (Note 5)                                    (25,331)     (22,329)
Less:  Cost of 14,277,610 Common
   Shares in Treasury (Note 3)                 (58,307)     (58,307)
                                           -----------   -----------
              Total Shareholders' Equity       234,935      230,669
                                           ------------  -----------
                                           $   883,613   $  884,825
                                           ============  ===========

See accompanying notes to consolidated financial statements.


                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)


                                             Three Months Ended June 30,
                                                        2001                   2000
                                            -----------------------------  ------------
Net Sales                                   $                    185,094   $   187,063

Cost and Expenses:
   Cost of Sales                                                 107,035        95,407
   Selling, Technical, Administrative
     Expenses                                                     54,646        56,002
   Amortization                                                    1,982         4,895
   Interest Income                                                  (239)         (503)
   Interest Expense                                                8,516         7,684
   Other Expense (net)                                               659         1,768
                                            -----------------------------  ------------
                                                                 172,599       165,253
                                            -----------------------------  ------------

Earnings Before Taxes and
   Minority Interest                                              12,495        21,810
Income Taxes                                                       4,623         8,026

Minority Interest                                                     27            --
                                            -----------------------------  ------------
Net Earnings                                                       7,899        13,784

Retained Earnings, Beginning of Period                           249,460       217,149
Cash Dividends Declared                                             (643)         (623)
                                            -----------------------------  ------------
Retained Earnings, End of Period            $                    256,716   $   230,310
                                            =============================  ============


Net Earnings Per Common Share - (Note 4):
   Basic                                    $                       0.25   $      0.44
                                            =============================  ============
   Diluted                                  $                       0.24   $      0.43
                                            =============================  ============


Cash Dividends Per Common Share             $                       0.02   $      0.02
                                            =============================  ============

Weighted Average Common Shares
  Outstanding:
   Basic                                                      31,512,474    31,154,826
                                            =============================  ============
   Diluted                                                    32,389,340    32,415,236
                                            =============================  ============

See accompanying notes to consolidated condensed financial statements.



                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)


                                                Three Months Ended June 30,
                                                           2001                 2000
                                               -----------------------------  ---------
Net Cash Flows from Operating Activities       $                     16,715   $ 10,462

Cash Flows from Investing Activities:
   Capital Expenditures                                              (2,579)    (2,069)
   Proceeds from Disposition of Fixed Assets                            173         21
   Acquisitions of Business                                              --    (54,280)
   Minority Interest                                                  2,616         --
                                               -----------------------------  ---------

   Net Cash Flows from/(used in)
     Investing Activities                                               210    (56,328)

Cash Flows from Financing Activities:
   Short-Term (Repayments)/Borrowings                                (2,334)    (2,555)
   Long-Term Borrowings                                             356,695     59,650
   Long-Term Repayments                                            (361,057)   (13,542)
   Bond Financing Fees                                               (6,500)        --
   Dividends Paid                                                      (643)      (623)
                                               -----------------------------  ---------

   Net Cash Flows (used in)/from
   Financing Activities                                             (13,839)    42,930

Effect of Exchange Rate Changes
   On Cash and Cash Equivalents                                        (120)      (216)
                                               -----------------------------  ---------


   Increase/(Decrease) in Cash and
    Cash Equivalents                                                  2,966     (3,152)

Cash and Cash Equivalents at
   Beginning of Year                                                 12,546     20,116
                                               -----------------------------  ---------

Cash and Cash Equivalents
   At End of Period                            $                     15,512   $ 16,964
                                               =============================  =========


Cash Paid for Interest                         $                      7,043   $  7,354
                                               =============================  =========

Cash Paid for Income Taxes                     $                      4,343   $  3,561
                                               =============================  =========

See accompanying notes to consolidated condensed financial statements.


                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Amounts In Thousands of Dollars)
Note 1.     Summary of Significant Accounting Policies
The March 31, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three month periods ended June 30, 2001 and 2000 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 2001 Annual Report.
The Board of Directors on May 21, 2001 voted to change the Corporation's fiscal year to December 31st. The next fiscal year end is December 31, 2001. Accordingly, the first SEC report affected by this change will be the Form 10-K, covering the nine month transition period.
Note 2.     Goodwill and Other Intangible Assets
The Corporation has elected for early adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS142). The fair value of goodwill was deemed to be in excess of the carrying value upon adoption using the expected value of future cash flows.
Acquired intangible assets as of June 30, 2001 are as follows:


                       Gross Carrying    Accumulated
                       Amount           Amortization
                       ---------------  --------------
Patents                $        42,748  $      (9,148)
Trademarks                      30,337         (8,305)
Customer Base                    7,063           (608)
Manufacturing Process            5,252         (5,252)
Other                           18,075        (14,027)
                       ---------------  --------------
   Total               $       103,475  $     (37,340)


Aggregate estimated amortization expense for the year ended December 31, 2001 (nine month transition period): $3,680
Estimated amortization expense is as follows:



For the year ended December 31, 2002  $4,900
For the year ended December 31, 2003  $4,900
For the year ended December 31, 2004  $4,900
For the year ended December 31, 2005  $4,900
For the year ended December 31, 2006  $4,900


The carrying amounts of Goodwill, identified for the following segments; Advanced Surface Finishes ("ASF"), Graphic Arts ("GA") and Electronics Manufacturing ("EM"), as of June 30, 2001, are as follows:



                                   ASF        GA       EM       Total
                                   ---------  -------  -------  --------
Balance as of April 1, 2001        $115,878   $96,042  $24,178  $236,098
Goodwill acquired during the year        --        --    2,930     2,930
Effects of currency translation         (82)      193       --       111
                                   ---------  -------  -------  --------
Balance as of June 30, 2001        $115,796   $96,235  $27,108  $236,139






Additional Transitional Disclosures:  Three Months Ended June 30,
                                                              2001     2000
                                      ----------------------------  -------

Reported net income                   $                      7,899  $13,784
Add back:  Goodwill amortization                                --    1,725
                                      ----------------------------  -------
Adjusted net income                   $                      7,899  $15,509

Basic Earnings Per Share:
  Reported net income                 $                       0.25  $  0.44
  Goodwill amortization                                         --  $  0.06
                                      ----------------------------  -------
  Adjusted net income                 $                       0.25  $  0.50

Diluted Earnings Per Share:
   Reported net income                $                       0.24  $  0.43
   Goodwill amortization                                        --  $  0.05
                                      ----------------------------  -------
  Adjusted net income                 $                       0.24  $  0.48


Note 3.     Common Share Data
The following table summarizes common shares issued as of June 30, 2001 and 2000.



                                          2001        2000
                                    ----------  -----------
Balance beginning of year           45,408,464  45,412,325
Shares issued - warrants exercised   1,001,293          --
Shares cancelled - stock awards             --      (3,304)
Balance end of period               46,409,757  45,409,021


On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 200,000 shares. At June 30, 2001, there remained authorization to purchase approximately 174,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

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

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.



                                        2001        2000
                                  ----------  ----------
Basic Common Shares               31,491,274  31,143,420
Dilutive effect of stock options     257,155     270,464
Dilutive effect of warrants          640,911   1,001,352
                                  ----------  ----------
Diluted Common Shares             32,389,340  32,415,236


Note 5. Comprehensive Income and Cumulative Comprehensive Equity Adjustment The components of comprehensive income for the three month periods ended June 30, 2001 and 2000 are as follows:


                                Three Months Ended June 30,
                                                       2001      2000
                               -----------------------------  --------
Net Earnings                   $                      7,899   $13,784
Other Comprehensive Income:
  Cumulative Foreign Currency
   Translation Adjustment                            (2,744)     (106)
  Derivative Instruments and
   Hedging Activities                                  (258)       --
                               -----------------------------  --------
Comprehensive Income           $                      4,897   $13,678
                               =============================  ========


The components of cumulative comprehensive income equity adjustment as of June 30, 2001 and March 31, 2001 are as follows:


                                       June 30,    March 31,
                                           2001         2001
                                      ----------  -----------
Cumulative Foreign Currency
  Translation Adjustment              $ (15,403)  $  (12,659)
Additional Minimum Pension Liability     (9,670)      (9,670)
Derivative Instruments
  And Hedging Activities                   (258)          --
                                      ----------  -----------
Comprehensive Income                  $ (25,331)  $  (22,329)
                                      ----------  -----------


Note 6.     Segment Reporting
The Corporation provides development, manufacture and technical service for a large variety of specialty chemical processes and related equipment in two reportable operating segments: Advanced Surface Finishes and Graphic Arts. In addition, the Corporation operates a third reportable segment for the design and manufacture of printed circuit boards. These three segments under which the Corporation operates on a worldwide basis are managed separately as each segment has differences in technology and marketing strategies. The chemicals supplied by Advanced Surface Finishes are used for a broad range of purposes including finishing metals and non metallic surfaces, electro-plating metal surfaces, etching, imaging, metalization, offshore fluids and cleaning. The chemicals supplied by Graphic Arts are used for diverse purposes including offset blankets, printing plates, textile blankets and rubber-based covers for industrial rollers used in the printing industry. The Electronics Manufacturing segment produces a wide variety of single-sided and double-sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies, Note 1.
Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are evaluated before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets, equity method investments and certain other long term assets not directly associated with the support of the individual operations.

Segment Results of Operations:


                                     Three Months Ended June 30,
                                                2001                 2000
                                    -----------------------------  ---------
Net Sales
   Advanced Surface Finishes        $                     86,911   $113,490
   Graphic Arts                                           74,845     73,573
   Electronics Manufacturing                              23,338         --
                                    -----------------------------  ---------
     Consolidated Net Sales         $                    185,094   $187,063
                                    -----------------------------  ---------

Operating Income
   Advanced Surface Finishes        $                     14,002   $ 23,185
   Graphic Arts                                           11,401     12,469
   Electronics Manufacturing                              (1,990)        --
   Amortization Expense                                   (1,982)    (4,895)
                                    -----------------------------  ---------
     Consolidated Operating Income  $                     21,431   $ 30,759

      Interest Income                                        239        503
      Interest Expense                                    (8,516)    (7,684)
      Other (Expense) Income - net                          (659)    (1,768)
      Earnings before Income Taxes
                                    -----------------------------  ---------
        And Minority Interest       $                     12,495   $ 21,810
                                    -----------------------------  ---------


Segment Identifiable Assets:



                            June 30, 2001   March 31, 2001
                            --------------  ---------------
Advanced Surface Finishing  $      427,910  $       426,869
Graphic Arts                       342,976          345,849
Electronics Manufacturing           91,295           91,665
Corporate-wide                      21,432           20,442
                            --------------  ---------------
   Consolidated Assets      $      883,613  $       884,825
                            ==============  ===============


Note 7.     Restructuring Charges and Acquisition Liabilities
The Corporation embarked on a restructuring program beginning in the second quarter of fiscal 2001 in order to strategically reposition its operations. In connection with these actions, there was a $6,663 restructuring charge taken in fiscal year 2001. This charge represents, primarily, management and office support redundancies of approximately 165 individuals. Approximately 150 employees have severed in accordance with the plan as of June 30, 2001. The resulting cash payments and other charges, including payments of $518 for the three months ended June 30, 2001, are summarized, cumulative, since inception, on the following table:



                        Inception   Payments   Accrued, end of Period
                        ----------  ---------  -----------------------
Severance               $    6,133  $   4,406  $                 1,727
Lease/Asset write-offs         530        455                       75
                        ----------  ---------  -----------------------
   Total                $    6,663  $   4,861  $                 1,802


The Corporation established purchase liabilities (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities.
The following table summarizes the cumulative activity to this account, since inception, including payments of $80 for the three months ended June 30, 2001:



               Inception   Adjustments  Payments  Accrued, end of Period
               ----------  -----------  --------  -----------------------
Facilities     $    4,200          885     3,073  $                 2,727
Redundancies        2,050        3,100     5,150                        0
Environmental       2,000            0       120                    1,880
               ----------  -----------  --------  -----------------------
   Total       $    8,250        3,985     8,343  $                 3,892


Note 8.     Market Risk and Contingencies
Market Risk
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. At June 30, 2001, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates 80% of its borrowings on this facility. The resulting weighted-average fixed interest rate is 6.7%. Based upon expected levels of borrowing under this facility, in the current year, an increase in interest rates of 100 basis points would result in an incremental $1.4 million interest expense. Also, see Note 9 Bond Offering, for additional information.
The Corporation operates manufacturing facilities in ten countries and sells products in over 25 countries. Approximately 50% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. For the period ending June 30, 2001, there was a negative impact on earnings of approximately $0.01 per share, or approximately 4%. Those earnings are generally reinvested locally and the impact on operating cash flows has been less than $3,500 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 60% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars.
MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has entered into foreign currency forward contracts covering a Deutsche Mark commitment. This commitment covers an equipment subsidiary supply of a certain number of machines during fiscal 2001 and the amounts are immaterial and short-term. The Corporation has certain other supply agreements for quantities but has chosen not to enter into any price hedging with its suppliers for commodities.
Contingencies
Environmental: As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve of $2 million, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2 and $11.5 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense.
The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. It has cooperated from the outset with the investigation and is currently involved in informal negotiations with the Government with a view towards settling any and all charges in this matter without resort to trial. At this time of these negotiations it is too speculative to quantify the precise financial implications to the Corporation. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were recently sentenced to fines of $25,000 and $10,000 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. It currently believes that the outcome of this proceeding will not materially affect its business or financial position, however, the proceeding is in the early stages. Therefore, at this time it is too speculative to quantify the financial implications to the Corporation.
Other: The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 38% of the business is concentrated in the printing industry used for a wide variety of applications, including offset blankets, printing plates, textile blankets and rubber based covers for industrial rollers, while 28% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, choosing, rather, to control credit risk of trade account financial instruments by credit approval, balance limitation and monitoring procedures. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
Note 9.     Bond Offering
The Corporation issued 9 1/8% Senior Subordinated Notes effective June 20, 2001, for the amount of $301,500, due in 2011. The proceeds were used to pay down existing long-term debt. The following unaudited financial statements are presented to give additional disclosures to the Consolidated Condensed Financial Statements, with respect to the guarantors of this offering. The equity method has been used by the Corporation with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity.


CONSOLIDATED CONDENSED BALANCE SHEET



                             MACDERMID INCORPORATED   GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             -----------------------  ------------------------  --------------------------
ASSETS
Current assets:
Cash and equivalents         $                 7,020  $                   490   $                    7,519
Accounts receivables, net                     17,845                   31,440                      116,683
Due (to)/from affiliates                     224,975                 (285,279)                      79,461
Inventories                                   27,713                   48,874                       55,045
Prepaid expenses                                 155                    3,166                        4,767
Deferred income taxes                          4,849                    1,501                        3,739
                             -----------------------  ------------------------  --------------------------
Total current asset          $               282,557  $              (199,808)  $                  267,214

Property, plant and
Equipment, net                                27,464                   71,363                       56,126
Goodwill, net                                 16,056                   91,450                      104,508
Intangibles, net                                   -                   33,083                       32,933
Investments in subsidiaries                  276,872                  313,521                       10,334
Other assets, net                             22,898                   13,353                        9,708
                             -----------------------  ------------------------  --------------------------
                             $               625,847  $               322,962   $                  480,823
                             =======================  ========================  ==========================



                             UNRESTRICTED NONGUARANTOR SUBSIDIARIES    ELIMINATIONS    MACDERMID INCORPORATED AND SUBSIDIARIES JUNE
                                                                                                                          30, 2001
                             ----------------------------------------  --------------  --------------------------------------------
ASSETS
Current assets:
Cash and equivalents         $                                   483   $           -   $                                    15,512
Accounts receivables, net                                     16,652               -                                       182,620
Due (to)/from affiliates                                     (19,157)              -                                             -
Inventories                                                    9,284             (22)                                      140,894
Prepaid expenses                                                   -               -                                         8,088
Deferred income taxes                                            326               -                                        10,415
                             ----------------------------------------  --------------  --------------------------------------------
Total current asset          $                                 7,588   $         (22)  $                                   357,529

Property, plant and
Equipment, net                                                19,186               -                                       174,139
Goodwill, net                                                 27,107              18                                       239,139
Intangibles, net                                                 119               -                                        66,135
Investments in subsidiaries                                        -        (600,727)                                            -
Other assets, net                                                712               -                                        46,671
                             ----------------------------------------  --------------  -------------------------------------------
                             $                                54,712   $    (600,731)  $                                   883,613
                             ========================================  ============== ============================================


























CONSOLIDATED CONDENSED BALANCE SHEET (continued)


                                      MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                                      ------------------------  ------------------------  ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                         $                     -   $                     -   $                    2,734
Current installments of
   Long term obligations                                    -                         3                          599
Accounts/dividend payable                              10,340                    20,141                       33,701
Accrued expenses                                       15,398                    18,404                       27,969
Income taxes                                           (3,799)                    5,964                       11,248
                                      ------------------------  ------------------------  ---------------------------
Total current liabilities             $                21,939   $                44,512   $                   76,251

Long-term obligations                                 364,846                        78                       75,462
Accrued postretirement                                  4,130                         -                       12,749
Other long-term                                             -                     1,500                        2,124
Deferred income taxes                                       -                         -                          716
Minority interest                                           -                         -                            -
                                      ------------------------  ------------------------  ---------------------------
Total liabilities                     $               390,915   $                46,090   $                  167,302
                                      ------------------------  ------------------------  ---------------------------
Shareholders' equity:
Common stock                                           46,410                       (99)                       4,291
Additional paid-in capital                             15,447                   126,753                      204,752
Retained earnings                                     256,715                   175,221                      123,421
Accumulated other
   comprehensive income:
Foreign currency
   Translation                                        (25,075)                  (25,003)                      (9,273)
Additional minimum
   Pension liability                                        -                         -                       (9,670)
Hedging activities                                       (258)                        -                            -
Less cost common shares
   In treasury                                        (58,307)                        -                            -
                                      ------------------------  ------------------------  ---------------------------
Total shareholders' equity            $               234,932   $               279,037   $                  315,686
                                      ------------------------  ------------------------  ---------------------------
                                      $               625,847   $               325,127   $                  482,988
                                      ========================  ========================  ===========================


                                      UNRESTRICTED NONGUARANTOR SUBSIDIARIES    ELIMINATIONS    MACDERMID INCORPORATED AND
                                                                                                 SUBSIDIARIES JUNE 30, 2001
                                      ----------------------------------------  --------------  -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                         $                                11,773   $           -   $                          14,507
Current installments of
   Long term obligations                                                3,655               -                               4,257
Accounts/dividend payable                                              14,792               -                              78,974
Accrued expenses                                                        3,246               -                              65,017
Income taxes                                                               80              (7)                             13,486
                                      ----------------------------------------  --------------  -----------------------------------
Total current liabilities             $                                33,546   $          (7)  $                         176,241

Long-term obligations                                                   3,972               -                             444,358
Accrued postretirement                                                      -               -                              16,879
Other long-term                                                           779               -                               4,181
Deferred income taxes                                                   3,465               -                               4,403
Minority interest                                                       2,616               -                               2,616
                                      ----------------------------------------  --------------  -----------------------------------
Total current liabilities             $                                44,378   $          (7)  $                          648,678
                                      ----------------------------------------  --------------  -----------------------------------
Shareholders' equity:
Common stock                                                                3          (4,195)                             46,410
Additional paid-in capital                                             10,260        (341,765)                             15,447
Retained earnings                                                      (1,389)       (297,252)                            256,716
Accumulated other
   comprehensive income:
Foreign currency
   Translation                                                          1,460          42,488                             (15,403)
Additional minimum
   Pension liability                                                        -               -                              (9,670)
Hedging activities                                                          -               -                                (258)
Less cost common shares
   In treasury                                                              -               -                             (58,307)
                                      ----------------------------------------  --------------  -----------------------------------
Total shareholders' equity            $                                10,334   $    (605,054)  $                         234,935
                                      ----------------------------------------  --------------  -----------------------------------
                                      $                                54,712   $    (605,061)  $                         883,613
                                      ========================================  ==============  ===================================



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS



                         MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                         ------------------------  ------------------------  ---------------------------

Net sales                $                29,047   $                56,904   $                   89,724

Costs and expenses:
Cost of sales                             18,824                    33,366                       47,734
Selling, technical and
   Administrative                         11,593                    15,920                       25,315
Amortization                                   -                       796                        1,184

Equity in earnings of
   Subsidiaries                          (11,533)                  (10,109)                         376
Interest income                              (55)                      (48)                        (129)
Interest expense                           4,716                     3,151                         (108)
Miscellaneous, net                           210                       164                          189
                         ------------------------  ------------------------  ---------------------------

                         $                23,755   $                43,240   $                   74,561
                         ------------------------  ------------------------  ---------------------------

Earnings before taxes                      5,292                    13,664                       15,163
Income taxes benefit
   (expense)                               2,607                    (2,131)                      (5,054)
Minority interest                              -                         -                            -
                         ------------------------  ------------------------  ---------------------------
Net earnings             $                 7,899   $                11,533   $                   10,109
                         ========================  ========================  ===========================



                         UNRESTRICTED NONGUARANTOR SUBSIDIARIES    ELIMINATIONS    MACDERMID INCORPORATED AND SUBSIDIARIES JUNE 30,
                                                                                                                            2001
                         ----------------------------------------  --------------  ------------------------------------------------

Net sales                $                                20,235   $     (10,816)  $                                      185,094

Costs and expenses:
Cost of sales                                             17,932         (10,821)                                         107,035
Selling, technical and
   Administrative                                          1,818               -                                           54,646
Amortization                                                   2               -                                            1,982

Equity in earnings of
   Subsidiaries                                                -          21,266                                                -
Interest income                                               (7)              -                                             (239)
Interest expense                                             757               -                                            8,516
Miscellaneous, net                                            96               -                                              659
                         ----------------------------------------  --------------  ------------------------------------------------
                         $                                20,598   $      10,445   $                                      172,599
                         ----------------------------------------  --------------  ------------------------------------------------

Earnings before taxes                                       (363)        (21,261)                                          12,495
Income taxes benefit
   (expense)                                                 (40)             (5)                                          (4,623)
Minority interest                                             27               -                                               27
                         ----------------------------------------  --------------  ------------------------------------------------
Net earnings             $                                  (376)  $     (21,266)  $                                        7,899
                         ========================================  ============== =================================================














CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                             MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             ------------------------  ------------------------  ---------------------------
Cash flows (used in) /
  provided by
    operating activities:    $                (3,008)  $                10,619   $                    9,631

Investing activities:
Capital expenditures                             (19)                     (227)                      (1,084)
Proceeds from disposition
   of fixed assets                                21                         -                           66
Minority interest                                  -                         -                            -
                             ------------------------  ------------------------  ---------------------------
Net cash flows provided
  by / (used in)
    investing activities     $                     2   $                  (227)  $                   (1,018)
                             ------------------------  ------------------------  ---------------------------

Financing activities:
Short-term (repayments)
   Borrowings - net                            3,070                      (823)                      (2,711)
Long-term borrowings                         310,008                         -                       46,687
Long-term repayments                        (303,810)                   (9,812)                     (47,435)
Bond financing fees                           (6,500)                        -                            -
Dividends paid                                  (643)                        -                            -
All other                                      3,600                    (1,500)                      (2,100)
                             ------------------------  ------------------------  ---------------------------
Net cash flows provided
  by / (used in)
    financing activities     $                 5,725   $               (12,135)  $                   (5,559)
                             ------------------------  ------------------------  ---------------------------

Effect of exchange rate
changes on
  On cash and equivalents    $                     -   $                     -   $                     (120)
                             ------------------------  ------------------------  ---------------------------

Net increase (decrease) in
  Cash and equivalents                         2,719                    (1,743)                       2,934
Cash and cash equivalents
  At beginning of year                         4,301                     2,233                        4,585
                             ------------------------  ------------------------  ---------------------------
Cash and cash equivalents
  At end of year             $                 7,020   $                   490   $                    7,519
                             ========================  ========================  ===========================




                             UNRESTRICTED NONGUARANTOR SUBSIDIARIES    ELIMINATIONS   MACDERMID INCORPORATED AND SUBSIDIARIES JUNE
                                                                                                                      30, 2001
                             ----------------------------------------  -------------  -------------------------------- ------------
Cash flows (used in) /  provided by
    operating activities:    $                                  (527)  $           -  $                                    16,715

Investing activities:
Capital expenditures                                          (1,249)              -                                       (2,579)
Proceeds from disposition
   of fixed assets                                                86               -                                          173
Minority interest                                              2,616               -                                        2,616
                             ----------------------------------------  -------------  ---------------------------------------------
Net cash flows provided
  by / (used in)
    investing activities     $                                 1,453   $           -  $                                       210
                             ----------------------------------------  -------------  ---------------------------------------------

Financing activities:
Short-term (repayments)
   Borrowings - net                                           (1,870)              -                                       (2,334)
Long-term borrowings                                               -               -                                      356,695
Long-term repayments                                               -               -                                     (361,057)
Bond financing fees                                                -               -                                       (6,500)
Dividends paid                                                     -               -                                         (643)
All other                                                          -               -                                            -
                             ----------------------------------------  -------------  ---------------------------------------------
Net cash flows provided
  by / (used in) financing activities     $                                (1,870)  $           -  $                      (13,839)
                             ----------------------------------------  -------------  ---------------------------------------------

Effect of exchange rate
changes on
  On cash and equivalents    $                                     -   $           -  $                                      (120)
                             ----------------------------------------  -------------  ---------------------------------------------

Net increase (decrease) in
  Cash and equivalents                                          (944)              -                                        2,966
Cash and cash equivalents
  At beginning of year                                         1,427               -                                       12,546
                             ----------------------------------------  -------------  ---------------------------------------------
Cash and cash equivalents
  At end of year             $                                   483   $           -  $                                    15,512
                             ========================================  =============  ============================================



CONSOLIDATED CONDENSED BALANCE SHEET




                             MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             ------------------------  ------------------------  ---------------------------
ASSETS
Current assets:
Cash and equivalents         $                 4,301   $                 2,233   $                    4,585
Accounts receivables, net                     21,797                    37,009                      118,581
Due (to)/from affiliates                     230,198                  (281,872)                      71,343
Inventories                                   27,718                    49,466                       54,872
Prepaid expenses                                (732)                    2,532                        4,548
Deferred income taxes                          4,406                     2,366                        3,237
                             ------------------------  ------------------------  ---------------------------
Total current asset          $               287,688   $              (188,266)  $                  257,168

Property, plant and
Equipment, net                                28,483                    72,538                       62,600
Goodwill, net                                 16,056                    91,450                      103,594
Intangibles, net                                   -                    32,944                       34,073
Investments in subsidiaries                  274,656                   295,646                       10,796
Other assets, net                             11,764                    20,647                         (666)
                             ------------------------  ------------------------  ---------------------------
                             $               618,647   $               324,959   $                  467,565
                             ========================  ========================  ===========================



                             UNRESTRICTED NONGUARANTOR SUBSIDIARIES    ELIMINATIONS    MACDERMID INCORPORATED AND SUBSIDIARIES
                                                                                                            MARCH 31, 2001
                             ----------------------------------------  --------------  -----------------------------------------
ASSETS
Current assets:
Cash and equivalents         $                                 1,427   $           -   $                                  12,546
Accounts receivables, net                                     17,377               -                                     194,764
Due (to)/from affiliates                                     (19,446)           (223)                                          -
Inventories                                                    9,482             (27)                                    141,513
Prepaid expenses                                                  17               -                                       6,365
Deferred income taxes                                            337               -                                      10,346
                             ----------------------------------------  --------------  ------------------------------------------
Total current asset          $                                 9,194   $        (250)  $                                 365,534

Property, plant and
Equipment, net                                                19,957               -                                     183,578
Goodwill, net                                                 24,747             251                                     236,098
Intangibles, net                                                 118               -                                      67,135
Investments in subsidiaries                                        -        (581,098)                                          -
Other assets, net                                                748             (13)                                     32,480
                             ----------------------------------------  --------------  ------------------------------------------
                             $                                54,764   $    (581,110)  $                                 884,825
                             ========================================  ==============  =========================================


























CONSOLIDATED CONDENSED BALANCE SHEET (continued)



                                      MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                                      ------------------------  ------------------------  ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                         $                     -   $                     -   $                    2,167
Current installments of
   Long term obligations                               62,125                     2,299                          329
Accounts/dividend payable                              14,604                    15,284                       33,683
Accrued expenses                                       17,591                    18,586                       27,824
Income taxes                                           (3,882)                    4,430                        9,996
                                      ------------------------  ------------------------  ---------------------------
Total current liabilities             $                90,438   $                40,599   $                   73,999

Long-term obligations                                 293,454                     8,564                       82,031
Accrued postretirement                                  4,086                        83                       13,414
Deferred income taxes                                       -                     1,057                        2,476

Shareholders' equity:
Common stock                                           45,408                       (99)                       4,291
Additional paid-in capital                             16,437                   129,256                      201,346
Retained earnings                                     249,460                   167,289                      115,412
Accumulated other
   comprehensive income:
Foreign currency
   Translation                                        (22,329)                  (21,790)                     (15,734)
Additional minimum
   Pension liability                                        -                         -                       (9,670)
Less cost common shares
   in treasury                                        (58,307)                        -                            -
                                      ------------------------  ------------------------  ---------------------------
Total shareholders' equity            $               230,669   $               274,656   $                  295,645
                                      ------------------------  ------------------------  ---------------------------
                                      $               618,647   $               324,959   $                  467,565
                                      ========================  ========================  ===========================


                                      UNRESTRICTED NONGUARANTOR SUBSIDIARIES    ELIMINATIONS    MACDERMID INCORPORATED AND
                                                                                                SUBSIDIARIES MARCH 31, 2001
         ----------------------------------------  --------------  --------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                         $                                 9,581   $           -   $                   11,748
Current installments of
   Long term obligations                                                3,764               -                       68,517
Accounts/dividend payable                                              18,256               -                       81,827
Accrued expenses                                                        3,117               -                       67,118
Income taxes                                                              104             (13)                      10,635
                                      ----------------------------------------  --------------  ---------------------------
Total current liabilities             $                                34,822   $         (13)  $                  239,845

Long-term obligations                                                   8,570               -                      392,619
Accrued postretirement                                                   (228)              -                       17,355
Deferred income taxes                                                     804               -                        4,337

Shareholders' equity:
Common stock                                                                6          (4,198)                      45,408
Additional paid-in capital                                             10,830        (341,432)                      16,437
Retained earnings                                                      (1,010)       (281,691)                     249,460
Accumulated other
   comprehensive income:
Foreign currency
   Translation                                                            970          46,224                      (12,659)
Additional minimum
   Pension liability                                                        -               -                       (9,670)
Less cost common shares
   in treasury                                                              -               -                      (58,307)
                                      ----------------------------------------  --------------  ----------------------------
Total shareholders' equity            $                                10,796   $    (581,097)  $                  230,669

                                      $                                54,764   $    (581,110)  $                  884,825
                                      ========================================  ==============  ===========================







CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS



                         MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                         ------------------------  ------------------------  ---------------------------
Net sales                $                45,031   $                54,792   $                  101,816

Costs and expenses:
Cost of sales                             28,319                    27,994                       53,678
Selling, technical and
   Administrative                         12,508                    13,280                       30,214
Amortization                                   3                     2,421                        2,471

Equity in earnings of
   subsidiaries                          (13,858)                   (9,167)                           -
Interest income                             (228)                     (182)                         (93)
Interest expense                           3,188                     2,642                        1,854
Miscellaneous, net                           (64)                    1,430                          402
                         ------------------------  ------------------------  ---------------------------

                         $                29,868   $                38,418   $                   88,526
                         ------------------------  ------------------------  ---------------------------

Earnings before taxes                     15,163                    16,374                       13,290

Income taxes benefit
   (expense)                              (1,379)                   (2,516)                      (4,123)
                         ------------------------  ------------------------  ---------------------------
Net earnings             $                13,784   $                13,858   $                    9,167
                         ========================  ========================  ===========================


                         UNRESTRICTED NONGUARANTOR SUBSIDIARIES   ELIMINATIONS    MACDERMID INCORPORATED AND SUBSIDIARIES JUNE 30,
                                                                                                                 2000
                         ---------------------------------------  --------------  ------------------------------------------------
Net sales                $                                     -  $     (14,576)  $                          187,063

Costs and expenses:
Cost of sales                                                  -        (14,584)                              95,407
Selling, technical and
   Administrative                                              -              -                               56,002
Amortization                                                   -              -                                4,895

Equity in earnings of
   subsidiaries                                                -         23,025                                    -
Interest income                                                -              -                                 (503)
Interest expense                                               -              -                                7,684
Miscellaneous, net                                             -              -                                1,768
                         ---------------------------------------  --------------  -----------------------------------------------
                         $                                     -  $       8,441   $                          165,253
                         ---------------------------------------  --------------  -----------------------------------------------
Earnings before taxes                                          -        (23,017)                              21,810

Income taxes benefit
   (expense)                                                   -             (8)                              (8,026)
                         ---------------------------------------  --------------  -----------------------------------------------
Net earnings             $                                     -  $     (23,025)  $                           13,784
                         =======================================  ==============  ===============================================












CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                             MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             ------------------------  ------------------------  ---------------------------
Cash flows (used in) /
  provided by
    operating activities:    $               (48,169)  $               (11,207)  $                   69,838


Investing activities:
Capital expenditures                            (211)                       79                       (1,937)
Proceeds from disposition
  of fixed assets                                  9                    (1,677)                       1,689
Acquisitions of businesses                         -                   (48,162)                      (6,118)
                             ------------------------  ------------------------  ---------------------------
Net cash flows used in
  investing activities       $                  (202)  $               (49,760)  $                   (6,366)
                             ------------------------  ------------------------  ---------------------------

Financing activities:
Short-term (repayments)
  borrowings - net                            44,626                    20,447                      (67,628)
Long-term borrowings                           5,000                    47,000                        7,650
Long-term repayments                          (5,463)                   (4,976)                      (3,103)
Dividends paid                                  (623)                        -                            -
All other                                      1,403                      (342)                      (1,061)
                             ------------------------  ------------------------  ---------------------------
Net cash flows provided
  by / (used in)
    financing activities     $                44,943   $                62,129   $                  (64,142)
                             ------------------------  ------------------------  ---------------------------

Effect of exchange rate
changes on
  on cash and equivalents    $                     -   $                     -   $                     (216)
                             ------------------------  ------------------------  ---------------------------

Net increase (decrease) in
  cash and equivalents                        (3,428)                    1,162                         (886)
Cash and cash equivalents
  at beginning of year                         5,741                     2,725                       11,650
                             ------------------------  ------------------------  ---------------------------
Cash and cash equivalents
  at end of year             $                 2,313   $                 3,887   $                   10,764
                             ========================  ========================  ===========================



                             UNRESTRICTED NONGUARANTOR SUBSIDIARIES   ELIMINATIONS   MACDERMID INCORPORATED AND SUBSIDIARIES JUNE
                                                                                                          30, 2000
                   ---------------------------------------  -------------  -------------------------------------------------------
Cash flows (used in) /
  provided by
    operating activities:    $                                     -  $           -  $                     10,462


Investing activities:
Capital expenditures                                               -              -                        (2,069)
Proceeds from disposition
  of fixed assets                                                  -              -                            21
Acquisitions of businesses                                         -              -                       (54,280)
                             ---------------------------------------  -------------  --------------------------------------------
Net cash flows used in
  investing activities       $                                     -  $           -  $                    (56,328)
                             ---------------------------------------  -------------  --------------------------------------------

Financing activities:
Short-term (repayments)
  borrowings - net                                                 -              -                        (2,555)
Long-term borrowings                                               -              -                        59,650
Long-term repayments                                               -              -                       (13,542)
Dividends paid                                                     -              -                          (623)
All other                                                          -              -                             -
                             ---------------------------------------  -------------  --------------------------------------------
Net cash flows provided
  by / (used in)
    financing activities     $                                     -  $           -  $                     42,930
                             ---------------------------------------  -------------  --------------------------------------------

Effect of exchange rate
changes on
  on cash and equivalents    $                                     -  $           -  $                       (216)
                             ---------------------------------------  -------------  --------------------------------------------

Net increase (decrease) in
  cash and equivalents                                             -              -                        (3,152)
Cash and cash equivalents
  at beginning of year                                             -              -                        20,116
                             ---------------------------------------  -------------  --------------------------------------------
Cash and cash equivalents
  at end of year             $                                     -  $           -  $                     16,964
                             =======================================  ============= =============================================



ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion compares the results of operations for the three month period which ended June 30, 2001 to the same period in 2000 and provides information with respect to changes in financial condition during the three months then ended.
SALES, COSTS AND EXPENSES
Graphic Arts: Total sales for the current quarter were $74.9 million, an increase of $1.3 million, or 2% from $73.6 million in the same period last year. Acquisition added $6.6 million which was partially offset by a $1.5 million negative effect of foreign currency translation. The underlying sales in all areas of the graphic arts business were below the same period last year as worldwide economies remain soft and customer inventories are reduced to lower levels.
Costs as a percentage of sales were slighlty higher than the same period last year as manufacturing costs increased relative to production. As a result, gross profit percentage was 43.4% as compared to 44.2% for the same period last year. Selling, technical and administrative expenses (ST&A) were $21.0 million for the period ended June 30, 2001, a 5% increase as compared to $20.0 million for the same period last year. Excluding the effects of acquisition and foreign currency translation, ST&A decreased $4.3 million, or 21% in large part from the restructuring program undertaken during the previous fiscal year. ST&A as a percentage of sales for the current quarter was 28.1% as compared to 27.2% in the same period last year.
Total amortization charged to earnings was $0.1 million for the three month period ended June 30, 2001. This was $1.9 million less than the same period in the previous year due to the adoption of SFAS142 which requires that goodwill no longer be amortized. As a result, operating profit (after amortization) of $11.3 million increased $1.0 million, or 10% from the same period last year. Advanced Surface Finishes: Total sales for the current quarter were $86.9 million, a decrease of $26.6 million, or 23% from $113.5 million in the same period last year. Divestitures of approximately $8.0 million and a $4.3 million negative effect of foreign currency translation was roughly half the decline. Proprietary sales, excluding the effects of divestiture and foreign currency translation, were $15.3 million, or 15% less than the same period last year.
The reduced proprietary sales was primarily due to the electronics industry which experienced pricing pressures and customer inventory reductions as the worldwide electronics markets remain soft.
Costs as a percentage of sales were slightly higher than the same period last year as manufacturing costs increased relative to production. As a result, gross profit percentage was 51.7% as compared to 52.1% for the same period last year. Selling, technical and administrative expenses (ST&A) were $31.0 million for the period ended June 30, 2001, a 14% decrease as compared to $36.0 million for the same period last year. Excluding the effects of divestiture and foreign currency translation, ST&A decreased $2.0 million, or 6%, primarily from lower costs of selling associated with the lower sales volume. ST&A as a percentage of sales for the current quarter was 35.6% as compared to 31.7% in the same period last year.
Total amortization charged to earnings was $1.9 million for the three month period ended June 30, 2001. This was $1.0 million less than the same period in the previous year due to the adoption of SFAS142 which requires that goodwill no longer be amortized. The resulting operating profit (after amortization) of $12.1 million decreased $8.1 million, or 40% from the same period last year. Electronics Manufacturing: Total sales for the current quarter were $23.3 million with a gross profit of $0.6 million. Gross profit as a percentage of sales was 2.8%. ST&A was $2.6 million, or 11.4% as a percentage of sales. As a result, there was an operating loss of $2.0 million for the period ended June 30, 2001. This segment did not exist in the same period last year.
Consolidated: Total sales for the current quarter, $185.1 million decreased $2.0 million or 1% from $187.1 million in the same period last year. Acquisitions (net of divestitures) added $21.9 million, while foreign currency translation reduced reported sales by approximately $5.8 million. Without these effects, reported sales would have decreased 10%. Proprietary sales were roughly 82% of total sales as compared to 93% of total sales in the same period last year. Gross profits decreased 15% for period ended June 30, 2001 as compared to the same period last year as a result of lower Advanced Surface Finishes proprietary sales. Gross profit as a percentage of sales was 42.2% for this three month period as compared to 49.0% for the same period last year. The principal factor to this decrease was the addition of the Electronics Manufacturing segment.
ST&A expenses for the three month period were 2% less than the same period last year for the reasons explained above. ST&A as a percentage of sales for the three month period was 29.5% as compared to 29.9% for the same period last year. Total amortization charged to earnings was $2.0 million for the period ended June 30, 2001. This was $2.9 million less than the same period last year due to the adoption of SFAS142 as identified above. Operating profit (after amortization) for the period ended June 30, 2001 was $21.4 million a decrease of $9.3 million, or 30% less than $30.7 million for the same period last year. PROVISION FOR INCOME TAXES
The Corporation's effective income tax rate approximates 37% for both the three month periods ended June 30, 2001 and 2000.
NET EARNINGS
Net earnings available to common shareholders for the three month period ended June 30, 2001 decreased 43% as compared to the same period last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 5% for the three month period.
FINANCIAL CONDITION
Operating activities during the three months ending June 30, 2001 resulted in a net cash inflow of $16.7 million. The cash generated was used for bond financing fees, capital improvements, dividends to common shareholders and debt repayments. Working Capital at June 30, 2001 was $181.3 million as compared to $125.7 million at March 31, 2001. This change in working capital is due the current portion of the long-term credit facility at year end being replaced by long-term bond financing during the period ended June 30, 2001.
Capital expenditures were $2.6 million for the three months ended June 30, 2001 and are in line with the planned ($14.0 million, or approximately $10.5 million for the nine months ended December 31, 2001) expenditures.
The following table contains other data for the three months ended June 30, 2001 and 2000. EBITDA is earnings before interest, taxes, depreciation and amortization. Owners Earnings is cash flow from operations less net capital spending. Neither EBITDA, nor Owners Earnings are intended to represent cash flow from operations as defined by generally accepted accounting principles. These measures should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.



($millions)                                          2001      2000
                                                  --------  --------
Cash provided by operations                       $  16.7   $  10.5
Cash provided by/(used in) investing activities   $   0.2    ($56.3)
Cash (used in)/provided by financing activities    ($13.8)  $  42.9

EBITDA                                            $  28.6   $  38.7

Cash provided by operations                       $  16.7   $  10.5
Less: net capital spending                           (2.4)     (2.1)
                                                  --------  --------
Owners Earnings                                   $  14.3   $   8.4


Effective June 20, 2001 MacDermid issued 10 year, 9 1/8% Senior Subordinated Notes, due in 2011. The face amount is $301.5 million and interest is payable on January 15 and July 15 of each year, with the first payment due January 15, 2002. The proceeds were used to pay the entire amounts which were then outstanding on the term loans and a portion of the revolving loan balances under the Corporation's credit facility.
The Corporation has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings denominated in US dollars and foreign currencies. The outstanding balance on the revolving loan facility decreased $7.3 million during the three months ended June 30, 2001. The amounts outstanding on the revolving loan at June 30, 2001, consists of $15.5 million, $46.7 million ( 33.4 million) and $74.8 million (Euro 86.7 million).
The revolving loan facility permits borrowings of up to $215 million. The Corporation's other uncommitted credit facilities presently total approximately $75 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.
NEW ACCOUNTING PRONOUNCEMENTS
The Corporation adopted the following new accounting pronouncements as of April 1, 2001; Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities (refer to the Notes to Consolidated Condensed Financial Statements, Note 5); and Statement of Financial Accounting Standard No.142, "Goodwill and Other Intangible Assets" (SFAS142) which replaces existing pronouncements and practices for purchase accounting, specifically ending amortization of goodwill (refer to the Notes to Consolidated Condensed Financial Statements, Note 2).
EURO CURRENCY CONVERSION
On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro ends June 30, 2002. Issues that face the Corporation as a result of the introduction of the Euro include converting information technology systems which were largely upgraded under the year 2000 compliance review, reassessing currency risk, negotiating and amending contracts, as well as processing accounting and tax records. The Corporation is addressing these issues and does not expect the Euro to have a material effect on its financial condition or results of operations.
ENVIRONMENTAL MATTERS
As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve of $2 million, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2 and $11.5 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense.
The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
LEGAL PROCEEDINGS
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. It has cooperated from the outset with the investigation and is currently involved in informal negotiations with the Government with a view towards settling any and all charges in this matter without resort to trial. At this time of these negotiations it is too speculative to quantify the precise financial implications to the Corporation.
In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were recently sentenced to fines of $25,000 and $10,000 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. It currently believes that the outcome of this proceeding will not materially affect its business or financial position, however, the proceeding is in the early stages. Therefore, at this time it is too speculative to quantify the financial implications to the Corporation.
FORWARD-LOOKING STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.
All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.





ITEM 3:
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
Refer to the Notes to Consolidated Condensed Financial Statements, Note 8 "Market Risk and Contingencies".

PART II.  OTHER INFORMATION

ITEM 1 : LEGAL PROCEEDINGS
     None.
ITEM 2 : CHANGES IN THE RIGHTS OF SECURITY HOLDERS
          None.
ITEM 3 : DEFAULTS BY THE CORPORATION ON ITS SENIOR SECURITIES
          None.
ITEM 4 : RESULTS OF VOTES OF SECURITY HOLDERS
     None.
ITEM 5 : OTHER INFORMATION
5.1 The Corporation filed an amended Form S-4 effective June 27, 2001 for the purpose of a bond offering, to which the notes were delivered on June 20, 2001.
5.2 The Corporation filed Form S-8 effective August 6, 2001. This shelf registration is for the purpose of registration of 3 million and 1 million common shares under the 2001 Key Executive Equity Plan and 2001 All Employee Option Plan, respectively.
ITEM 6(A) : EXHIBITS
     None.
ITEM 6(B) : REPORTS ON FORM 8-K
6(b).1 On July 24, 2001, the Corporation filed its Form 8-K to disclose its first quarter earnings press release dated July 23, 2001. (The press release is included as exhibit 99.) The Form 8-K/A is incorporated by reference herein. 6(b).2 On July 18, 2001, the Corporation filed its Form 8-K to supplement its Form S-4 filing dated June 27, 2001 to file additional financial statement footnote disclosures to its fiscal 2001 annual report as relating to the Corporation's bond offering dated June 20, 2001. (These disclosures are included as exhibit 99.) The Form 8-K is incorporated by reference herein. 6(b).3 On July 16, 2001, the Corporation filed its Form 8-K which announced that it would hold a conference call on July 24, 2001 to discuss its first quarter earnings press release of July 23, 2001. The Form 8-K/A is incorporated by reference herein.
6(b).4 On June 5, 2001, the Corporation filed its Form 8-K to file additional Regulation FD disclosures related to its planned bond offering. (Included as exhibit 99 is the Corporation's press release announcing its planned bond offering.) The Form 8-K/A is incorporated by reference herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid, Incorporated
     -----------------------
      (Registrant)






Date:  August 14, 2001      /s/ Daniel H. Leever
       ---------------      --------------------

     Daniel H. Leever
     Chairman, President and
      Chief Executive Officer






Date:  August 14, 2001     / s / Gregory M. Bolingbroke
       ---------------     ----------------------------

     Gregory M. Bolingbroke
     Vice President, Treasurer and
     Corporate Controller