Form 10-Q
period 2001-09-30
MACDERMID INC
filed 2001-11-14
CIK 61138

35

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               FOR THE QUARTERLY PERIOD ENDED  September 30, 2001
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

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                 Outstanding  at  November  1,  2001
     ----------------------          -----------------------------------
     Common  Stock,  no  par  value            32,121,303  shares
                             MACDERMID, INCORPORATED

                                      INDEX

                                                            Page No.
                                                            --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
       September 30, 2001 and March 31, 2001 . . . . . . .       2-3
       Consolidated Condensed Statements of Earnings
       and Retained Earnings - Six and Three Months Ended
       September 30, 2001 and 2000 . . . . . . . . . . . .         4
       Consolidated Condensed Statements of Cash Flows -
       Six Months Ended September 30, 2001 and 2000. . . .         5
  Notes to Consolidated Condensed Financial Statements . .      6-22
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     23-29
Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . .        29
Part II.   Other Information . . . . . . . . . . . . . . .        29
Signatures . . . . . . . . . . . . . . . . . . . . . . . .        30


                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)


                                         September 30,    March 31,
                                                   2001         2001
                                        ---------------  -----------
Assets . . . . . . . . . . . . . . . .      (Unaudited)    (Audited)

Current Assets:
Cash and Equivalents . . . . . . . . .  $        21,890  $    12,546
Accounts and Notes Receivable, (Net
   of Allowance for Doubtful
   Receivables of $13,133 and $11,758)          181,375      194,764
Inventories
   Finished Goods. . . . . . . . . . .           69,102       75,788
   Raw Materials . . . . . . . . . . .           58,275       65,725
                                        ---------------  -----------
                                                127,377      141,513
Prepaid Expenses . . . . . . . . . . .            8,398        6,365
Deferred Income Tax Asset. . . . . . .            9,100       10,346
                                        ---------------  -----------
              Total Current Assets . .          348,140      365,534
Property, Plant and Equipment (Net
   of Accumulated Depreciation of
   $135,722 and $112,278). . . . . . .          171,371      183,578
Goodwill (Net Accumulated
   Amortization of $36,062). . . . . .          241,688      236,098
Intangibles, including
   Patents/Trademarks (Net of
   Accumulated Amortization
   of $38,539 and $36,077) . . . . . .           65,654       67,135
Other Assets . . . . . . . . . . . . .           42,080       32,480
                                        ---------------  -----------
                                        $       868,933  $   884,825
                                        ===============  ===========

See  accompanying  notes  to  consolidated  financial  statements.








                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)


                                            September 30,    March 31,
                                                2001           2001
                                           ---------------  -----------
Liabilities and Shareholders' Equity         (Unaudited)     (Audited)
Current Liabilities:
Notes Payable . . . . . . . . . . . . . .  $       18,226   $   11,748
Current Installments of Long-Term
   Obligations. . . . . . . . . . . . . .           4,860       68,517
Accounts & Dividends Payable. . . . . . .          65,646       81,827
Accrued Expenses. . . . . . . . . . . . .          70,889       67,118
Income Taxes. . . . . . . . . . . . . . .          12,822       10,635
                                           ---------------  -----------
              Total Current Liabilities .         172,443      239,845

Long-Term Obligations . . . . . . . . . .         428,255      392,619
Accrued Post-Retirement &
   Postemployment Benefits. . . . . . . .          17,119       17,355
Deferred Income Taxes . . . . . . . . . .           3,195        4,337
Other Long-Term Liabilities . . . . . . .           4,262           --
Minority Interest . . . . . . . . . . . .           2,538           --

Shareholders' Equity
Common Stock Stated Value
   $1.00 per Share. . . . . . . . . . . .          46,410       45,408
Additional Paid-In Capital. . . . . . . .          15,651       16,437
Retained Earnings . . . . . . . . . . . .         260,243      249,460
Cumulative Comprehensive
   Income Equity Adjustments
   (Note 5) . . . . . . . . . . . . . . .         (22,876)     (22,329)
Less:  Cost of 14,277,610 Common
   Shares in Treasury (Note 3). . . . . .         (58,307)     (58,307)
                                           ---------------  -----------
              Total Shareholders' Equity.         241,121      230,669
                                           ---------------  -----------
                                           $      868,933   $  884,825
                                           ===============  ===========

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)




                                                     Six Months Ended                                      Three Months Ended
                                                       September 30,                                            September 30,
                                                          2001                               2000                     2001
                                            --------------------------------  ----------------------------------  ------------
Net Sales. . . . . . . . . . . . . . . . .  $                       356,757   $                         385,783   $   171,663

Cost and Expenses:
   Cost of Sales . . . . . . . . . . . . .                          207,426                             204,384       100,391
   Selling, Technical,
    Administrative Expenses. . . . . . . .                          106,975                             116,169        52,329
   Amortization. . . . . . . . . . . . . .                            4,228                              10,435         2,246
   Interest Income . . . . . . . . . . . .                             (558)                               (906)         (319)
   Interest Expense. . . . . . . . . . . .                           18,734                              16,995        10,218
   Other Expense (net) . . . . . . . . . .                            1,546                               2,060           887
                                            --------------------------------  ----------------------------------  ------------
                                                                    338,351                             349,137       165,752
                                            --------------------------------  ----------------------------------  ------------

Earnings Before Taxes and
   Minority Interest . . . . . . . . . . .                           18,406                              36,646         5,911
Income Taxes . . . . . . . . . . . . . . .                            6,442                              13,486         1,819

Minority Interest. . . . . . . . . . . . .                              105                                  --            78
                                            --------------------------------  ----------------------------------  ------------
Net Earnings . . . . . . . . . . . . . . .                           12,069                              23,160         4,170

Retained Earnings,
   Beginning of Period . . . . . . . . . .                          249,460                             217,149       256,716
Cash Dividends Declared. . . . . . . . . .                           (1,286)                             (1,246)         (643)
                                            --------------------------------  ----------------------------------  ------------
Retained Earnings, End of
   Period. . . . . . . . . . . . . . . . .  $                       260,243   $                         239,063   $   260,243
                                            ================================  ==================================  ============


Net Earnings Per Common Share - (Note 4):
   Basic . . . . . . . . . . . . . . . . .  $                          0.38   $                            0.74   $      0.13
                                            ================================  ==================================  ============
   Diluted . . . . . . . . . . . . . . . .  $                          0.37   $                            0.72   $      0.13
                                            ================================  ==================================  ============


Cash Dividends Per
   Common Share. . . . . . . . . . . . . .  $                          0.04   $                            0.04   $      0.02
                                            ================================  ==================================  ============

Weighted Average Common Shares
  Outstanding:
   Basic . . . . . . . . . . . . . . . . .                       31,813,461                          31,132,512    32,132,147
                                            ================================  ==================================  ============
   Diluted . . . . . . . . . . . . . . . .                       32,390,137                          32,404,722    32,390,933
                                            ================================  ==================================  ============


                                                2000
                                            ------------
Net Sales. . . . . . . . . . . . . . . . .  $   198,720

Cost and Expenses:
   Cost of Sales . . . . . . . . . . . . .      108,978
   Selling, Technical,
    Administrative Expenses. . . . . . . .       60,167
   Amortization. . . . . . . . . . . . . .        5,540
   Interest Income . . . . . . . . . . . .         (403)
   Interest Expense. . . . . . . . . . . .        9,312
   Other Expense (net) . . . . . . . . . .          290
                                            ------------
                                                183,884
                                            ------------

Earnings Before Taxes and
   Minority Interest . . . . . . . . . . .       14,836
Income Taxes . . . . . . . . . . . . . . .        5,460

Minority Interest. . . . . . . . . . . . .           --
                                            ------------
Net Earnings . . . . . . . . . . . . . . .        9,376

Retained Earnings,
   Beginning of Period . . . . . . . . . .      230,310
Cash Dividends Declared. . . . . . . . . .         (623)
                                            ------------
Retained Earnings, End of
   Period. . . . . . . . . . . . . . . . .  $   239,063
                                            ============


Net Earnings Per Common Share - (Note 4):
   Basic . . . . . . . . . . . . . . . . .  $      0.30
                                            ============
   Diluted . . . . . . . . . . . . . . . .  $      0.29
                                            ============


Cash Dividends Per
   Common Share. . . . . . . . . . . . . .  $      0.02
                                            ============

Weighted Average Common Shares
  Outstanding:
   Basic . . . . . . . . . . . . . . . . .   31,131,411
                                            ============
   Diluted . . . . . . . . . . . . . . . .   32,404,015
                                            ============

See  accompanying  notes  to  consolidated  condensed  financial  statements.






                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)



                                                Six Months Ended September 30,
                                                             2001                  2000
                                               --------------------------------  ---------
Net Cash Flows from Operating Activities. . .  $                        49,407   $ 31,672

Cash Flows from Investing Activities:
   Capital Expenditures . . . . . . . . . . .                           (4,215)    (7,586)
   Proceeds from Disposition of Fixed Assets.                              269      2,029
   Acquisitions of Business . . . . . . . . .                               --    (57,280)
                                               --------------------------------  ---------

   Net Cash Flows from/(used in)
     Investing Activities . . . . . . . . . .                           (3,946)   (62,837)

Cash Flows from Financing Activities:
   Short-Term (Repayments)/Borrowings . . . .                            1,088     (9,114)
   Long-Term Borrowings . . . . . . . . . . .                          356,695     62,650
   Long-Term Repayments . . . . . . . . . . .                         (384,527)   (23,938)
   Bond Financing Fees. . . . . . . . . . . .                           (8,167)        --
   Purchase of Treasury Shares. . . . . . . .                               --       (196)
   Dividends Paid . . . . . . . . . . . . . .                           (1,286)    (1,246)
                                               --------------------------------  ---------

   Net Cash Flows (used in)/from
   Financing Activities . . . . . . . . . . .                          (36,197)    28,156

Effect of Exchange Rate Changes
   On Cash and Cash Equivalents . . . . . . .                               80     (1,071)
                                               --------------------------------  ---------


   Increase/(Decrease) in Cash and
    Cash Equivalents. . . . . . . . . . . . .                            9,344     (4,080)

Cash and Cash Equivalents at
   Beginning of Year. . . . . . . . . . . . .                           12,546     20,116
                                               --------------------------------  ---------

Cash and Cash Equivalents
   At End of Period . . . . . . . . . . . . .  $                        21,890   $ 16,036
                                               ================================  =========


Cash Paid for Interest. . . . . . . . . . . .  $                        11,142   $ 16,068
                                               ================================  =========

Cash Paid for Income Taxes. . . . . . . . . .  $                         9,505   $  9,938
                                               ================================  =========

See  accompanying  notes  to  consolidated  condensed  financial  statements.


                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Amounts In Thousands of Dollars)
Note  1.     Summary  of  Significant  Accounting  Policies
The March 31, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the six and three month periods ended September 30, 2001 and 2000 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 2001 Annual Report.
The Board of Directors on May 21, 2001 voted to change the Corporation's fiscal year to December 31st. The next fiscal year end is December 31, 2001. Accordingly, the first SEC report affected by this change will be the Form 10-K, covering the nine month transition period.
Note  2.     Goodwill  and  Other  Intangible  Assets
The Corporation has elected for early adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS142). The fair value of goodwill was deemed to be in excess of the carrying value upon adoption using the expected value of future cash flows.
Acquired  intangible  assets  as  of  September  30,  2001  are  as  follows:


                       Gross Carrying    Accumulated
                           Amount        Amortization
                       ---------------  --------------
Patents . . . . . . .  $        42,748  $      (9,950)
Trademarks. . . . . .           30,409         (8,540)
Customer Base . . . .            7,063           (667)
Manufacturing Process            5,252         (5,252)
Other . . . . . . . .           18,721        (14,130)
                       ---------------  --------------
   Total. . . . . . .  $       104,193  $     (38,539)


Aggregate estimated amortization expense for the year ended December 31, 2001 (nine month transition period): $3,700
Estimated  amortization  expense  is  as  follows:



For the year ended December 31, 2002  $5,000
For the year ended December 31, 2003  $5,000
For the year ended December 31, 2004  $5,000
For the year ended December 31, 2005  $5,000
For the year ended December 31, 2006  $5,000


The carrying amounts of Goodwill, identified for the following segments; Advanced Surface Finishes ("ASF"), Graphic Arts ("GA") and Electronics Manufacturing ("EM"), as of September 30, 2001, are as follows:



                                     ASF       GA       EM      Total
                                   --------  -------  -------  --------
Balance as of April 1, 2001 . . .  $115,878  $96,042  $24,178  $236,098
Goodwill acquired during the year        --       --    2,930     2,930
Effects of currency translation .     2,322      338       --     2,660
                                   --------  -------  -------  --------
Balance as of September 30, 2001.  $118,200  $96,380  $27,108  $241,688






Additional Transitional Disclosures:                 Six Months Ended September 30,                     Three Months Ended
                                                                                                            September 30,
                                                   2001                              2000                  2001    2000
                                      -------------------------------  ---------------------------------  ------  -------
Reported net income. . . . . . . . .  $                        12,069  $                          23,160  $4,170  $ 9,376
Add back:  Goodwill amortization . .                               --                              3,359      --    1,634
                                      -------------------------------  ---------------------------------  ------  -------
Adjusted net income. . . . . . . . .  $                        12,069  $                          26,519  $4,170  $11,010

Basic Earnings Per Share:
  Reported net income. . . . . . . .  $                          0.38  $                            0.74  $ 0.13  $  0.30
  Goodwill amortization. . . . . . .                               --  $                            0.11      --  $  0.05
                                      -------------------------------  ---------------------------------  ------  -------
  Adjusted net income. . . . . . . .  $                          0.38  $                            0.85  $ 0.13  $  0.35

Diluted Earnings Per Share:
   Reported net income . . . . . . .  $                          0.37  $                            0.72  $ 0.13  $  0.29
   Goodwill amortization . . . . . .                               --  $                            0.10      --  $  0.05
                                      -------------------------------  ---------------------------------  ------  -------
  Adjusted net income. . . . . . . .  $                          0.37  $                            0.82  $ 0.13  $  0.34


Note  3.     Common  Share  Data
The following table summarizes common shares issued as of September 30, 2001 and 2000.



                                       2001        2000
                                    ----------  -----------
Balance beginning of year. . . . .  45,408,464  45,412,325
Shares issued - warrants exercised   1,001,293          --
Shares cancelled - stock awards. .          --      (3,304)
Balance end of period. . . . . . .  46,409,757  45,409,021


On July 22, 1998 the Board of Directors authorized the Corporation to purchase up to 1,000,000 shares of its common stock. On February 17, 1999, the Board of Directors reduced this authorization to 200,000 shares. At September 30, 2001, there remained authorization to purchase approximately 174,000 shares. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).

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


                                  Six Months Ended September 30                        ,               Three Months Ended
                                                                                                         September 30,
                                               2001                             2000                   2001        2000
                                  ------------------------------  --------------------------------  ----------  ----------
Basic Common Shares. . . . . . .                      31,813,461                        31,132,512  32,132,147  31,131,411
Dilutive effect of stock options                         257,971                           270,858     258,786     271,252
Dilutive effect of warrants. . .                         318,705                         1,001,352          --   1,001,352
                                  ------------------------------  --------------------------------  ----------  ----------
Diluted Common Shares. . . . . .                      32,390,137                        32,404,722  32,390,933  32,404,015


Note 5. Comprehensive Income and Cumulative Comprehensive Equity Adjustment The components of comprehensive income for the six and three month periods ended September 30, 2001 and 2000 are as follows:


                                                Six Months Ended September 30,                     Three Months Ended
                                                                                                       September 30,
                                             2001                               2000                  2001     2000
                               --------------------------------  ----------------------------------  ------  --------
Net Earnings. . . . . . . . .  $                        12,069   $                          23,160   $4,170  $ 9,376
Other Comprehensive Income:
  Cumulative Foreign Currency
   Translation Adjustment . .                             (547)                             (3,573)   2,197   (3,467)
  Derivative Instruments and
   Hedging Activities . . . .                               --                                  --      258       --
                               --------------------------------  ----------------------------------
Comprehensive Income. . . . .  $                        11,522   $                          19,587   $6,625  $ 5,909
                               ================================  ==================================  ======  ========


The components of cumulative comprehensive income equity adjustment as of September 30, 2001 and March 31, 2001 are as follows:


                                       September 30, 2001    March 31, 2001
                                      --------------------  ----------------
Cumulative Foreign Currency
  Translation Adjustment . . . . . .  $           (13,206)  $       (12,659)
Additional Minimum Pension Liability               (9,670)           (9,670)
                                      --------------------  ----------------
Comprehensive Income . . . . . . . .  $           (22,876)  $       (22,329)
                                      --------------------  ----------------


Note  6.     Segment  Reporting
The Corporation provides development, manufacture and technical service for a large variety of specialty chemical processes and related equipment in two reportable operating segments: Advanced Surface Finishes and Graphic Arts. In addition, the Corporation operates a third reportable segment for the design and manufacture of printed circuit boards. These three segments under which the Corporation operates on a worldwide basis are managed separately as each segment has differences in technology and marketing strategies. The chemicals supplied by Advanced Surface Finishes are used for a broad range of purposes including finishing metals and non metallic surfaces, electro-plating metal surfaces, etching, imaging, metalization, offshore fluids and cleaning. The chemicals supplied by Graphic Arts are used for diverse purposes including offset blankets, printing plates, textile blankets and covers for industrial rollers used in the printing industry. The Electronics Manufacturing segment produces a wide variety of single-sided and double-sided printed circuit boards. The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are evaluated before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets, equity method investments and certain other long term assets not directly associated with the support of the individual operations. Segment Results of Operations:


                                     Six Months Ended September 30,    Three Months Ended September 30,
                                                  2001                               2000                   2001       2000
                                    --------------------------------  ----------------------------------  ---------  ---------
Net Sales
   Advanced Surface Finishes . . .  $                       166,502   $                         224,924   $ 79,592   $111,434
   Graphic Arts. . . . . . . . . .                          148,732                             156,855     73,887     83,282
   Electronics Manufacturing . . .                           41,523                               4,004     18,184      4,004
                                    --------------------------------  ----------------------------------  ---------  ---------
     Consolidated Net Sales. . . .  $                       356,757   $                         385,783   $171,663   $198,720
                                    --------------------------------  ----------------------------------  ---------  ---------

Operating Income
   Advanced Surface Finishes . . .  $                        22,781   $                          42,920   $  8,779   $ 19,235
   Graphic Arts. . . . . . . . . .                           22,794                              26,745     11,393     14,775
   Electronics Manufacturing . . .                           (3,219)                             (1,988)    (1,229)    (1,988)
   Restructuring Expense . . . . .                               --                                (974)        --       (974)
   Merger Expense. . . . . . . . .                               --                              (1,473)        --     (1,473)
   Amortization Expense. . . . . .                           (4,228)                            (10,435)    (2,246)    (5,540)
                                    --------------------------------  ----------------------------------  ---------  ---------
     Consolidated Operating Income  $                        38,128   $                          54,795   $ 16,697   $ 24,035

      Interest Income. . . . . . .                              558                                 906        319        403
      Interest Expense . . . . . .                          (18,734)                            (16,995)   (10,218)    (9,312)
      Other (Expense) Income - net                           (1,546)                             (2,060)      (887)      (290)
      Earnings before Income Taxes
                                    --------------------------------  ----------------------------------  ---------  ---------
        And Minority Interest. . .  $                        18,406   $                          36,646   $  5,911   $ 14,836
                                    --------------------------------  ----------------------------------  ---------  ---------


Segment  Identifiable  Assets:


                            September 30, 2001   March 31, 2001
                            -------------------  ---------------
Advanced Surface Finishing  $           416,580  $       426,869
Graphic Arts . . . . . . .              339,752          345,849
Electronics Manufacturing.               92,703           91,665
Corporate-wide . . . . . .               19,898           20,442
                            -------------------  ---------------
   Consolidated Assets . .  $           868,933  $       884,825
                            ===================  ===============


Note  7.     Restructuring  Charges  and  Acquisition  Liabilities
The Corporation embarked on a restructuring program beginning in the second quarter of fiscal 2001 in order to strategically reposition its operations. In connection with these actions, there was a $6,663 restructuring charge taken in fiscal year 2001. This charge represents, primarily, management and office support redundancies of approximately 165 individuals. Approximately 163 employees have severed in accordance with the plan as of September 30, 2001. The resulting cash payments and other charges, including payments of $1,377 for the six months ended September 30, 2001, are summarized, cumulative, since inception, on the following table:


                        Inception   Payments   Accrued, end of Period
                        ----------  ---------  -----------------------
Severance. . . . . . .  $    6,133  $   5,265  $                   868
Lease/Asset write-offs         530        455                       75
                        ----------  ---------  -----------------------
   Total . . . . . . .  $    6,663  $   5,720  $                   943



The Corporation established liabilities (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities.
The following table summarizes the cumulative activity to this account, since inception, including payments of $198 for the six months ended September 30, 2001:


               Inception   Adjustments  Payments  Accrued, end of Period
               ----------  -----------  --------  -----------------------
Facilities. .  $    4,200          885     3,191  $                 1,894
Redundancies.       2,050        3,100     5,150                        0
Environmental       2,000            0       120                    1,880
               ----------  -----------  --------  -----------------------
   Total. . .  $    8,250        3,985     8,461  $                 3,774


Note  8.     Market  Risk  and  Contingencies
Market  Risk
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. At September 30, 2001, the Corporation had entered into interest rate swaps with an aggregate notional amount that approximates 97% of its borrowings on this facility. The resulting weighted-average fixed interest rate is 6.1%. Based upon expected levels of borrowing under this facility, in the current year, an increase in interest rates of 100 basis points would result in an incremental $1.2 million interest expense. Also, see Notes to Consolidated Condensed Financial Statements, Note 9 Bond Offering, for additional information.
The Corporation operates manufacturing facilities in ten countries and sells products in over 25 countries. Approximately 50% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. For the six month period ending September 30, 2001, there was a negative impact on earnings of approximately $0.02 per share, or approximately 5%. Earnings are generally reinvested locally and the impact on operating cash flows has been less than $2,600 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 60% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars.
MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has certain other supply agreements for quantities but has chosen not to enter into any price hedging with its suppliers for commodities.
Contingencies
Environmental: As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve of $2 million, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2 and $11.5 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. It has cooperated from the outset with the investigation and is currently involved in informal negotiations with the Government with a view towards settling any and all charges in this matter without resort to trial. The Corporation believes that it has adequately reserved for the anticipated liability that may arise from any settlement.
In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were recently sentenced to fines of $25,000 and $10,000 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. The Corporation has engaged in settlement negotiations with the Government and believes that it has adequately reserved for the anticipated liability that may arise from any settlement.
Other: The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 38% of the business is concentrated in the printing industry used for a wide variety of applications, including offset blankets, printing plates, textile blankets and covers for industrial rollers, while 28% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, choosing, rather, to control credit risk of trade account financial instruments by credit approval, balance limitation and monitoring procedures. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
Note  9.     Bond  Offering
The Corporation issued 9 1/8% Senior Subordinated Notes effective June 20, 2001, for the amount of $301,500, due in 2011. The proceeds were used to pay down existing long-term debt. The following unaudited financial statements are presented to give additional disclosures to the Consolidated Condensed Financial Statements, with respect to the guarantors of this offering. The equity method has been used by the Corporation with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. financial statements for subsidiary guarantors are presented as a combined entity.

CONSOLIDATED  CONDENSED  BALANCE  SHEET



                             MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES   NONGUARANTOR SUBSIDIARIES
                             -----------------------  ------------------------  --------------------------
ASSETS
Current assets:
Cash and equivalents. . . .  $                 8,111  $                 1,936   $                   10,103
Accounts receivables, net .                   16,445                   31,505                      116,124
Due (to)/from affiliates. .                  230,358                 (294,917)                      86,889
Inventories . . . . . . . .                   19,150                   43,760                       56,309
Prepaid expenses. . . . . .                      459                    3,204                        4,735
Deferred income taxes . . .                    4,849                        -                        3,902
                             -----------------------  ------------------------  --------------------------
Total current asset . . . .  $               279,372  $              (214,512)  $                  278,062

Property, plant and
Equipment, net. . . . . . .                   24,737                   69,257                       56,842
Goodwill, net . . . . . . .                   16,056                   92,028                      106,477
Intangibles, net. . . . . .                        -                   32,640                       32,886
Investments in subsidiaries                  280,194                  328,402                        8,904
Other assets, net . . . . .                   17,959                   10,788                       12,569
                             -----------------------  ------------------------  --------------------------
                             $               618,318  $               318,603   $                  495,740
                             =======================  ========================  ==========================

                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES  ELIMINATIONS   MACDERMID INCORPORATED
                                                                                     AND SUBSIDIARIES
                                                                                    SEPTEMBER 30, 2001
                            -------------------------------------- --------------  -----------------------
ASSETS
Current assets:
Cash and equivalents. . . .  $                                 1,740   $           -   $            21,890
Accounts receivables, net .                                   17,301               -               181,375
Due (to)/from affiliates. .                                  (22,330)              -                     -
Inventories . . . . . . . .                                    8,190             (32)              127,377
Prepaid expenses. . . . . .                                        -               -                 8,398
Deferred income taxes . . .                                      349               -                 9,100
                             ----------------------------------------  --------------  -------------------
Total current asset . . . .  $                                 5,250   $         (32)  $           348,140

Property, plant and
Equipment, net. . . . . . .                                   20,535               -               171,371
Goodwill, net . . . . . . .                                   27,106              21               241,688
Intangibles, net. . . . . .                                      128               -                65,654
Investments in subsidiaries                                        -        (617,500)                    -
Other assets, net . . . . .                                      764               -                42,080
                             ----------------------------------------  --------------  -------------------
                             $                                53,783   $    (617,511)  $           868,933
                             ========================================  ============== ====================



CONSOLIDATED  CONDENSED  BALANCE  SHEET  (continued)


                                       MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                                      ------------------------  ------------------------  ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable. . . . . . . . . . . .  $                     -   $                     -   $                    6,085
Current installments of
   Long term obligations . . . . . .                        -                         3                          349
Accounts/dividend payable. . . . . .                    8,399                    13,399                       31,646
Accrued expenses . . . . . . . . . .                   22,838                    18,786                       26,743
Income taxes . . . . . . . . . . . .                   (4,700)                    6,907                       10,688
                                      ------------------------  ------------------------  ---------------------------
Total current liabilities. . . . . .  $                26,537   $                39,095   $                   75,511

Long-term obligations. . . . . . . .                  346,486                        73                       75,014
Accrued postretirement . . . . . . .                    4,174                         -                       12,945
Deferred income taxes. . . . . . . .                        -                      (762)                       3,122
Other long term. . . . . . . . . . .                        -                         3                          746
Minority interest. . . . . . . . . .                        -                         -                            -

Shareholders' equity:
Common stock . . . . . . . . . . . .                   46,410                       (99)                       3,810
Additional paid-in capital . . . . .                   15,651                   126,753                      204,752
Retained earnings. . . . . . . . . .                  260,243                   177,291                      137,530
Accumulated other
   comprehensive income:
Foreign currency
   Translation . . . . . . . . . . .                  (22,876)                  (23,751)                      (8,020)
Additional minimum
   Pension liability . . . . . . . .                        -                         -                       (9,670)
Less cost common shares
   In treasury . . . . . . . . . . .                  (58,307)                        -                            -
                                      ------------------------  ------------------------  ---------------------------
Total shareholders' equity . . . . .  $               241,121   $               280,194   $                  328,402

                                      ------------------------  ------------------------  ---------------------------
                                      $               618,318   $               318,603   $                  495,740
                                      ========================  ========================  ===========================

                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2001
                            --------------------------------------             -------------  -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable. . . . . . . . . . . .  $                                12,141   $           -   $             18,226
Current installments of
   Long term obligations . . . . . .                                    4,508               -                  4,860
Accounts/dividend payable. . . . . .                                   12,202               -                 65,646
Accrued expenses . . . . . . . . . .                                    2,522               -                 70,889
Income taxes . . . . . . . . . . . .                                      (62)            (11)                12,822
                                      ----------------------------------------  --------------  ---------------------
Total current liabilities. . . . . .  $                                31,311   $         (11)  $            172,443

Long-term obligations. . . . . . . .                                    6,682               -                428,255
Accrued postretirement . . . . . . .                                        -               -                 17,119
Deferred income taxes. . . . . . . .                                      835               -                  3,195
Other long term. . . . . . . . . . .                                    3,513               -                  4,262
Minority interest. . . . . . . . . .                                    2,538               -                  2,538

Shareholders' equity:
Common stock . . . . . . . . . . . .                                        3          (3,714)                46,410
Additional paid-in capital . . . . .                                   10,260        (341,765)                15,651
Retained earnings. . . . . . . . . .                                   (1,858)       (312,963)               260,243
Accumulated other
   comprehensive income:
Foreign currency
   Translation . . . . . . . . . . .                                      499          40,942                (13,206)
Additional minimum
   Pension liability . . . . . . . .                                        -               -                 (9,670)
Less cost common shares
   In treasury . . . . . . . . . . .                                        -               -                (58,307)
                                      ----------------------------------------  --------------  ---------------------
Total shareholders' equity . . . . .  $                                 8,904   $    (617,500)  $            241,121

                                      $                                53,783   $    (617,511)  $            868,933
                                      ========================================  ============== ======================



CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  SEPTEMBER  30,  2001



                          MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                         ------------------------  ------------------------  ---------------------------
Net sales . . . . . . .  $                55,465   $               110,983   $                  175,484

Costs and expenses:
Cost of sales . . . . .                   36,235                    65,266                       95,058
Selling, technical and
   Administrative . . .                   23,358                    29,658                       50,654
Amortization. . . . . .                        -                     1,632                        2,593

Equity in earnings of
   Subsidiaries . . . .                  (19,677)                  (17,920)                         846
Interest income . . . .                      (99)                      (81)                        (368)
Interest expense. . . .                   10,541                     7,398                         (662)
Miscellaneous, net. . .                    1,048                       270                          147
                         ------------------------  ------------------------  ---------------------------

                         $                51,406   $                86,223   $                  148,268
                         ------------------------  ------------------------  ---------------------------

Earnings before taxes .                    4,059                    24,760                       27,216
Income taxes benefit
   (expense). . . . . .                    8,010                    (5,083)                      (9,296)
Minority interest . . .                        -                         -                            -
                         ------------------------  ------------------------  ---------------------------
Net earnings. . . . . .  $                12,069   $                19,677   $                   17,920
                         ========================  ========================  ===========================


                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2001
                            --------------------------------------             -------------  -----------------------
Net sales . . . . . . .  $                                35,533   $     (20,708)  $                         356,757

Costs and expenses:
Cost of sales . . . . .                                   31,576         (20,709)                            207,426
Selling, technical and
   Administrative . . .                                    3,305               -                             106,975
Amortization. . . . . .                                        3               -                               4,228

Equity in earnings of
   Subsidiaries . . . .                                        -          36,751                                   -
Interest income . . . .                                      (10)              -                                (558)
Interest expense. . . .                                    1,457               -                              18,734
Miscellaneous, net. . .                                       81               -                               1,546
                         ----------------------------------------  --------------  ----------------------------------

                         $                                36,412   $      16,042   $                         338,351
                         ----------------------------------------  --------------  ----------------------------------

Earnings before taxes .                                     (879)        (36,750)                             18,406
Income taxes benefit
   (expense). . . . . .                                      (72)             (1)                             (6,442)
Minority interest . . .                                      105               -                                 105
                         ----------------------------------------  --------------  ----------------------------------
Net earnings. . . . . .  $                                  (846)  $     (36,751)  $                          12,069
                         ========================================  ============== ===================================











CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2001



                          MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                         ------------------------  ------------------------  ---------------------------
Net sales . . . . . . .  $                26,418   $                54,079   $                   85,760

Costs and expenses:
Cost of sales . . . . .                   17,411                    31,900                       47,324
Selling, technical and
   Administrative . . .                   11,765                    13,738                       25,339
Amortization. . . . . .                        -                       836                        1,409

Equity in earnings of
   Subsidiaries . . . .                   (8,144)                   (7,811)                         470
Interest income . . . .                      (44)                      (33)                        (239)
Interest expense. . . .                    5,825                     4,247                         (554)
Miscellaneous, net. . .                      838                       106                          (42)
                         ------------------------  ------------------------  ---------------------------

                         $                27,651   $                42,983   $                   73,707
                         ------------------------  ------------------------  ---------------------------

Earnings before taxes .                   (1,233)                   11,096                       12,053
Income taxes benefit
   (expense). . . . . .                    5,403                    (2,952)                      (4,242)
Minority interest . . .                        -                         -                            -
                         ------------------------  ------------------------  ---------------------------
Net earnings. . . . . .  $                 4,170   $                 8,144   $                    7,811
                         ========================  ========================  ===========================


                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2001
                            --------------------------------------             -------------  -----------------------
Net sales . . . . . . .  $                                15,298   $      (9,892)  $                         171,663

Costs and expenses:
Cost of sales . . . . .                                   13,644          (9,888)                            100,391
Selling, technical and
   Administrative . . .                                    1,487               -                              52,329
Amortization. . . . . .                                        1               -                               2,246

Equity in earnings of
   Subsidiaries . . . .                                        -          15,485                                   -
Interest income . . . .                                       (3)              -                                (319)
Interest expense. . . .                                      700               -                              10,218
Miscellaneous, net. . .                                      (15)              -                                 887
                         ----------------------------------------  --------------  ----------------------------------

                         $                                15,814   $       5,597   $                         165,752
                         ----------------------------------------  --------------  ----------------------------------

Earnings before taxes .                                     (516)        (15,489)                              5,911
Income taxes benefit
   (expense). . . . . .                                      (32)              4                              (1,819)
Minority interest . . .                                       78               -                                  78
                         ----------------------------------------  --------------  ----------------------------------
Net earnings. . . . . .  $                                  (470)  $     (15,485)  $                           4,170
                         ========================================  ============== ===================================












CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS



                              MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             ------------------------  ------------------------  ---------------------------
Cash flows (used in) /
  provided by
    Operating activities: .  $                 9,650   $                (3,270)  $                   42,783

Investing activities:
Capital expenditures. . . .                     (139)                     (446)                      (1,565)
Proceeds from disposition
   Of fixed assets. . . . .                       71                         -                           86
                             ------------------------  ------------------------  ---------------------------
Net cash flows provided
  by / (used in)
    Investing activities. .  $                   (68)  $                  (446)  $                   (1,479)
                             ------------------------  ------------------------  ---------------------------

Financing activities:
Short-term (repayments)
   Borrowings - net . . . .                    8,650                    15,231                      (24,750)
Long-term borrowings. . . .                  310,008                         -                       46,687
Long-term repayments. . . .                 (319,810)                   (9,812)                     (54,905)
Bond financing fees . . . .                   (8,167)                        -                            -
Dividends paid. . . . . . .                   (1,286)                        -                            -
All other . . . . . . . . .                    4,833                    (2,000)                      (2,833)
                             ------------------------  ------------------------  ---------------------------
Net cash flows provided
  by / (used in)
    Financing activities. .  $                (5,772)  $                 3,419   $                  (35,801)
                             ------------------------  ------------------------  ---------------------------

Effect of exchange rate
changes on
  On cash and equivalents .  $                     -   $                     -   $                       15
                             ------------------------  ------------------------  ---------------------------

Net increase (decrease) in
  Cash and equivalents. . .                    3,810                      (297)                       5,518
Cash and cash equivalents
  At beginning of year. . .                    4,301                     2,233                        4,585
                             ------------------------  ------------------------  ---------------------------
Cash and cash equivalents
  At end of period  . . . .  $                 8,111   $                 1,936   $                   10,103
                             ========================  ========================  ===========================


                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2001
                            --------------------------------------             -------------  -----------------------
Cash flows (used in) /
  provided by
    Operating activities: .  $                                   244   $           -  $                       49,407

Investing activities:
Capital expenditures. . . .                                   (2,065)              -                          (4,215)
Proceeds from disposition
   Of fixed assets. . . . .                                      112               -                             269
                             ----------------------------------------  -------------  -------------------------------
Net cash flows provided
  by / (used in)
    Investing activities. .  $                                (1,953)  $           -  $                       (3,946)
                             ----------------------------------------  -------------  -------------------------------

Financing activities:
Short-term (repayments)
   Borrowings - net . . . .                                    1,957               -                           1,088
Long-term borrowings. . . .                                        -               -                         356,695
Long-term repayments. . . .                                        -               -                        (384,527)
Bond financing fees . . . .                                        -               -                          (8,167)
Dividends paid. . . . . . .                                        -               -                          (1,286)
All other . . . . . . . . .                                        -               -                               -
                             ----------------------------------------  -------------  -------------------------------
Net cash flows provided
  by / (used in)
    Financing activities. .  $                                 1,957   $           -  $                      (36,197)
                             ----------------------------------------  -------------  -------------------------------

Effect of exchange rate
changes on
  On cash and equivalents .  $                                    65   $           -  $                           80
                             ----------------------------------------  -------------  -------------------------------

Net increase (decrease) in
  Cash and equivalents. . .                                      313               -                           9,344
Cash and cash equivalents
  At beginning of year. . .                                    1,427               -                          12,546
                             ----------------------------------------  -------------  --------------- ---------------
Cash and cash equivalents
  At end of period    . . .  $                                 1,740   $           -  $                       21,890
                             ========================================  ============= ================================

CONSOLIDATED  CONDENSED  BALANCE  SHEET



                              MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             ------------------------  ------------------------  ---------------------------
ASSETS
Current assets:
Cash and equivalents. . . .  $                 4,301   $                 2,233   $                    4,585
Accounts receivables, net .                   21,797                    37,009                      118,581
Due (to)/from affiliates. .                  230,198                  (281,872)                      71,343
Inventories . . . . . . . .                   27,718                    49,466                       54,872
Prepaid expenses. . . . . .                     (732)                    2,532                        4,548
Deferred income taxes . . .                    4,406                     2,366                        3,237
                             ------------------------  ------------------------  ---------------------------
Total current asset . . . .  $               287,688   $              (188,266)  $                  257,168

Property, plant and
Equipment, net. . . . . . .                   28,483                    72,538                       62,600
Goodwill, net . . . . . . .                   16,056                    91,450                      103,594
Intangibles, net. . . . . .                        -                    32,944                       34,073
Investments in subsidiaries                  274,656                   295,646                       10,796
Other assets, net . . . . .                   11,764                    20,647                         (666)
                             ------------------------  ------------------------  ---------------------------
                             $               618,647   $               324,959   $                  467,565
                             ========================  ========================  ===========================


                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                   MARCH 31, 2001
                            --------------------------------------             -------------  -----------------------
ASSETS
Current assets:
Cash and equivalents. . . .  $                                 1,427   $           -   $                       12,546
Accounts receivables, net .                                   17,377               -                          194,764
Due (to)/from affiliates. .                                  (19,446)           (223)                               -
Inventories . . . . . . . .                                    9,482             (27)                         141,513
Prepaid expenses. . . . . .                                       17               -                            6,365
Deferred income taxes . . .                                      337               -                           10,346
                             ----------------------------------------  --------------  ------------------------------
Total current asset . . . .  $                                 9,194   $        (250)  $                      365,534

Property, plant and
Equipment, net. . . . . . .                                   19,957               -                          183,578
Goodwill, net . . . . . . .                                   24,747             251                          236,098
Intangibles, net. . . . . .                                      118               -                           67,135
Investments in subsidiaries                                        -        (581,098)                               -
Other assets, net . . . . .                                      748             (13)                          32,480
                             ----------------------------------------  --------------  ------------------------------
                             $                                54,764   $    (581,110)  $                      884,825
                             ========================================  ==============  ==============================
























CONSOLIDATED  CONDENSED  BALANCE  SHEET  (continued)


                                       MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                                      ------------------------  ------------------------  ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable. . . . . . . . . . . .  $                     -   $                     -   $                    2,167
Current installments of
   Long term obligations . . . . . .                   62,125                     2,299                          329
Accounts/dividend payable. . . . . .                   14,604                    15,284                       33,683
Accrued expenses . . . . . . . . . .                   17,591                    18,586                       27,824
Income taxes . . . . . . . . . . . .                   (3,882)                    4,430                        9,996
                                      ------------------------  ------------------------  ---------------------------
Total current liabilities. . . . . .  $                90,438   $                40,599   $                   73,999

Long-term obligations. . . . . . . .                  293,454                     8,564                       82,031
Accrued postretirement . . . . . . .                    4,086                        83                       13,414
Deferred income taxes. . . . . . . .                        -                     1,057                        2,476

Shareholders' equity:
Common stock . . . . . . . . . . . .                   45,408                       (99)                       4,291
Additional paid-in capital . . . . .                   16,437                   129,256                      201,346
Retained earnings. . . . . . . . . .                  249,460                   167,289                      115,412
Accumulated other
   comprehensive income:
Foreign currency
   Translation . . . . . . . . . . .                  (22,329)                  (21,790)                     (15,734)
Additional minimum
   Pension liability . . . . . . . .                        -                         -                       (9,670)
Less cost common shares
   in treasury . . . . . . . . . . .                  (58,307)                        -                            -
                                      ------------------------  ------------------------  ---------------------------
Total shareholders' equity . . . . .  $               230,669   $               274,656   $                  295,645

                                      ------------------------  ------------------------  ---------------------------
                                      $               618,647   $               324,959   $                  467,565
                                      ========================  ========================  ===========================

                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                   MARCH 31, 2001
                            --------------------------------------             -------------  -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable. . . . . . . . . . . .  $                                 9,581   $           -   $             11,748
Current installments of
   Long term obligations . . . . . .                                    3,764               -                 68,517
Accounts/dividend payable. . . . . .                                   18,256               -                 81,827
Accrued expenses . . . . . . . . . .                                    3,117               -                 67,118
Income taxes . . . . . . . . . . . .                                      104             (13)                10,635
                                      ----------------------------------------  --------------  ---------------------
Total current liabilities. . . . . .  $                                34,822   $         (13)  $            239,845

Long-term obligations. . . . . . . .                                    8,570               -                392,619
Accrued postretirement . . . . . . .                                     (228)             __                 17,355
Deferred income taxes. . . . . . . .                                      804               -                  4,337

Shareholders' equity:
Common stock . . . . . . . . . . . .                                        6          (4,198)                45,408
Additional paid-in capital . . . . .                                   10,830        (341,432)                16,437
Retained earnings. . . . . . . . . .                                   (1,010)       (281,691)               249,460
Accumulated other
   comprehensive income:
Foreign currency
   Translation . . . . . . . . . . .                                      970          46,224                (12,659)
Additional minimum
   Pension liability . . . . . . . .                                        -               -                 (9,670)
Less cost common shares
   in treasury . . . . . . . . . . .                                        -               -                (58,307)
                                      ----------------------------------------  --------------  ---------------------
Total shareholders' equity . . . . .  $                                10,796   $    (581,097)  $            230,669

                                      ----------------------------------------  --------------  ---------------------
                                      $                                54,764   $    (581,110)  $            884,825
                                      ========================================  ==============  =====================






CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  SEPTEMBER  30,  2000



                          MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                         ------------------------  ------------------------  ---------------------------
Net sales . . . . . . .  $                86,804   $               120,052   $                  205,560

Costs and expenses:
Cost of sales . . . . .                   56,170                    64,137                      110,736
Selling, technical and
   Administrative . . .                   24,588                    31,878                       59,703
Amortization. . . . . .                      500                     4,887                        5,046

Equity in earnings of
   Subsidiaries . . . .                  (23,142)                  (17,108)                           -
Interest income . . . .                     (253)                     (486)                        (167)
Interest expense. . . .                    6,503                     6,755                        3,737
Miscellaneous, net. . .                     (138)                    1,928                          270
                         ------------------------  ------------------------  ---------------------------

                         $                64,228   $                91,993   $                  179,325
                         ------------------------  ------------------------  ---------------------------

Earnings before taxes .                   22,576                    28,059                       26,235

Income taxes benefit
   (expense). . . . . .                      570                    (4,917)                      (9,127)
                         ------------------------  ------------------------  ---------------------------
Net earnings. . . . . .  $                23,146   $                23,142   $                   17,108
                         ========================  ========================  ===========================


                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2000
                            --------------------------------------             -------------  -----------------------
Net sales . . . . . . .  $                                     -  $     (26,633)  $                          385,783

Costs and expenses:
Cost of sales . . . . .                                        -        (26,659)                             204,384
Selling, technical and
   Administrative . . .                                        -              -                              116,169
Amortization. . . . . .                                        -              -                               10,435

Equity in earnings of
   Subsidiaries . . . .                                        -         40,250                                    -
Interest income . . . .                                        -              -                                 (906)
Interest expense. . . .                                        -              -                               16,995
Miscellaneous, net. . .                                        -              -                                2,060
                         ---------------------------------------  --------------  -----------------------------------

                         $                                     -  $      13,591   $                          349,137
                         ---------------------------------------  --------------  -----------------------------------

Earnings before taxes .                                        -        (40,224)                              36,646

Income taxes benefit
   (expense). . . . . .                                        -            (12)                             (13,486)
                         ---------------------------------------  --------------  -----------------------------------
Net earnings. . . . . .  $                                     -  $     (40,236)  $                           23,160
                         =======================================  ==============  ===================================











CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2000



                          MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                         ------------------------  ------------------------  ---------------------------
Net sales . . . . . . .  $                41,773   $                65,260   $                  103,744

Costs and expenses:
Cost of sales . . . . .                   27,851                    36,143                       57,059
Selling, technical and
   Administrative . . .                   12,080                    18,598                       29,489
Amortization. . . . . .                      497                     2,468                        2,575

Equity in earnings of
   Subsidiaries . . . .                   (9,284)                   (7,941)                           -
Interest income . . . .                      (25)                     (304)                         (74)
Interest expense. . . .                    3,316                     4,113                        1,883
Miscellaneous, net. . .                      (75)                      498                         (133)
                         ------------------------  ------------------------  ---------------------------

                         $                34,360   $                53,575   $                   90,799
                         ------------------------  ------------------------  ---------------------------

Earnings before taxes .                    7,413                    11,685                       12,945

Income taxes benefit
   (expense). . . . . .                    1,949                    (2,401)                      (5,004)
                         ------------------------  ------------------------  ---------------------------
Net earnings. . . . . .  $                 9,362   $                 9,284   $                    7,941
                         ========================  ========================  ===========================

                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2000
                            --------------------------------------             -------------  -----------------------
Net sales . . . . . . .  $                                     -  $     (12,057)  $                          198,720

Costs and expenses:
Cost of sales . . . . .                                        -        (12,075)                             108,978
Selling, technical and
   Administrative . . .                                        -              -                               60,167
Amortization. . . . . .                                        -              -                                5,540

Equity in earnings of
   Subsidiaries . . . .                                        -         17,225                                    -
Interest income . . . .                                        -              -                                 (403)
Interest expense. . . .                                        -              -                                9,312
Miscellaneous, net. . .                                        -              -                                  290
                         ---------------------------------------  --------------  -----------------------------------

                         $                                     -  $       5,150   $                          183,884
                         ---------------------------------------  --------------  -----------------------------------

Earnings before taxes .                                        -        (17,207)                              14,836

Income taxes benefit
   (expense). . . . . .                                        -             (4)                              (5,460)
                         ---------------------------------------  --------------  -----------------------------------
Net earnings. . . . . .  $                                     -  $     (17,211)  $                            9,376
                         =======================================  ============== ====================================












CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS



                              MACDERMID INCORPORATED    GUARANTOR SUBSIDIARIES    NONGUARANTOR SUBSIDIARIES
                             ------------------------  ------------------------  ---------------------------
Cash flows (used in) /
  provided by
    Operating activities: .  $               (29,575)  $                 7,552   $                   53,695


Investing activities:
Capital expenditures. . . .                     (647)                   (1,859)                      (5,080)
Proceeds from disposition
  of fixed assets . . . . .                    1,908                    (1,955)                       2,076
Acquisitions of businesses.                        -                   (51,162)                      (6,118)
                             ------------------------  ------------------------  ---------------------------
Net cash flows used in
  Investing activities. . .  $                 1,261   $               (54,976)  $                   (9,122)
                             ------------------------  ------------------------  ---------------------------

Financing activities:
Short-term (repayments)
  Borrowings - net. . . . .                   25,615                    12,519                      (47,248)
Long-term borrowings. . . .                    8,000                    47,000                        7,650
Long-term repayments. . . .                  (10,926)                   (9,909)                      (3,103)
Purchase treasury shares. .                     (196)                        -                            -
Dividends paid. . . . . . .                   (1,246)                        -                            -
All other . . . . . . . . .                    5,484                      (380)                      (5,104)
                             ------------------------  ------------------------  ---------------------------
Net cash flows provided
  by / (used in)
    Financing activities. .  $                26,731   $                49,230   $                  (47,805)
                             ------------------------  ------------------------  ---------------------------

Effect of exchange rate
changes on
  on cash and equivalents .  $                     -   $                     5   $                   (1,076)
                             ------------------------  ------------------------  ---------------------------

Net increase (decrease) in
  Cash and equivalents. . .                   (1,583)                    1,811                       (4,308)
Cash and cash equivalents
  at beginning of year. . .                    5,741                     2,725                       11,650
                             ------------------------  ------------------------  ---------------------------
Cash and cash equivalents
  at end of period. . . . .  $                 4,158   $                 4,536   $                    7,342
                             ========================  ========================  ===========================


                            UNRESTRICTED NONGUARANTOR SUBSIDIARIES             ELIMINATIONS   MACDERMID INCORPORATED
                                                                                                  AND SUBSIDIARIES
                                                                                                 SEPTEMBER 30, 2000
                            --------------------------------------             -------------  -----------------------
Cash flows (used in) /
  provided by
    Operating activities: .  $                                     -  $           -  $                        31,672


Investing activities:
Capital expenditures. . . .                                        -              -                           (7,586)
Proceeds from disposition
  of fixed assets . . . . .                                        -              -                            2,029
Acquisitions of businesses.                                        -              -                          (57,280)
                             ---------------------------------------  -------------  --------------------------------
Net cash flows used in
  Investing activities. . .  $                                     -  $           -  $                       (62,837)
                             ---------------------------------------  -------------  --------------------------------

Financing activities:
Short-term (repayments)
  Borrowings - net. . . . .                                        -              -                           (9,114)
Long-term borrowings. . . .                                        -              -                           62,650
Long-term repayments. . . .                                        -              -                          (23,938)
Purchase treasury shares. .                                        -              -                             (196)
Dividends paid. . . . . . .                                        -              -                           (1,246)
All other . . . . . . . . .                                        -              -                                -
                             ---------------------------------------  -------------  --------------------------------
Net cash flows provided
  by / (used in)
    Financing activities. .  $                                     -  $           -  $                        28,156
                             ---------------------------------------  -------------  --------------------------------

Effect of exchange rate
changes on
  on cash and equivalents .  $                                     -  $           -  $                        (1,071)
                             ---------------------------------------  -------------  --------------------------------

Net increase (decrease) in
  Cash and equivalents. . .                                        -              -                           (4,080)
Cash and cash equivalents
  at beginning of period. .                                        -              -                           20,116
                             ---------------------------------------  -------------  --------------------------------
Cash and cash equivalents
  at end of year. . . . . .  $                                     -  $           -  $                        16,036
                             =======================================  =============  ================================

ITEM  2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD WHICH ENDED SEPTEMBER 30, 2001 TO THE SAME PERIOD IN 2000.
SALES,  COSTS  AND  EXPENSES
Graphic Arts: Total sales for the current quarter were $73.8 million, a decrease of $9.5 million, or 11% from $83.3 million in the same period last year. The underlying sales in all areas of the graphic arts business were below the same period last year as worldwide economies remain soft.
Costs as a percentage of sales were slighlty higher than the same period last year as production declined. As a result, gross profit percentage was 41.4% as compared to 43.5% for the same period last year. Selling, technical and administrative expenses (ST&A) were $19.2 million for the three month period ended September 30, 2001, an 11% decrease as compared to $21.5 million for the same period last year, as a result of the restructuring program undertaken during the previous fiscal year. ST&A as a percentage of sales for the current quarter was 26.3% as compared to 26.1% in the same period last year. Total amortization charged to earnings was $0.2 million for the three month period ended September 30, 2001. This was $2.2 million less than the same period in the previous year due to the adoption of SFAS142 which requires that goodwill no longer be amortized. As a result, operating profit (after amortization) of $11.2 million decreased $1.2 million, or 10% from the same period last year.
Advanced Surface Finishes: Total sales for the current quarter were $79.6 million, a decrease of $31.8 million, or 29% from $111.4 million in the same period last year. Divestitures of approximately $7.5 million and a $2.0 million negative effect of foreign currency translation contributed to the decline. Proprietary sales, excluding the effects of divestiture and foreign currency translation, were $21.3 million, or 22% less than the same period last year. The lower proprietary sales was primarily due to lower volume in the electronics industry as customers reduced inventory and the worldwide electronics markets remain soft.
Costs as a percentage of sales were about the same for the comparable three month periods Gross profit percentage was 50.2% as compared to 49.0% for the same period last year, primarily a result of a greater proprietary sales mix. Selling, technical and administrative expenses (ST&A) were $31.2 million for the three month period ended September 30, 2001, a 12% decrease as compared to $35.4 million for the same period last year. Excluding the effects of divestiture and foreign currency translation, ST&A decreased $2.1 million, or 6%, primarily from lower costs of selling associated with the lower sales volume. ST&A as a percentage of sales for the current quarter was 39.2% as compared to 31.7% in the same period last year.
Total amortization charged to earnings was $2.1 million for the three month period ended September 30, 2001. This was $1.1 million less than the same period in the previous year due to the adoption of SFAS142 which requires that goodwill no longer be amortized. The resulting operating profit (after amortization) of $6.7 million decreased $9.4 million, or 58% from the same period last year.
Electronics Manufacturing: Total sales for the current quarter were $18.2 million with a gross profit of $0.7 million. Gross profit as a percentage of sales was 4.1%. ST&A was $2.0 million, or 11% as a percentage of sales. As a result, there was an operating loss of $1.2 million for the three month period ended September 30, 2001. Electronics Manufacturing had $4.0 million sales with an operating loss of $2.0 million, as Dynacircuits was just beginning in the same period last year. Towards the end of the current quarter the Dynacircuits double-sided operations were closed.
Consolidated: Total sales for the current quarter, $171.7 million decreased $27.0 million or 14% from $198.7 million in the same period last year. Acquisitions (net of divestitures) added $12.9 million, while foreign currency translation reduced reported sales by approximately $2.9 million. Without these effects, reported sales would have decreased 19%. Proprietary sales were roughly 85% of total sales as compared to 91% of total sales in the same period last year.
Gross profits decreased 21% for the three month period ended September 30, 2001 as compared to the same period last year as a result of lower proprietary sales. Gross profit as a percentage of sales was 41.5% for the three month period as compared to 45.2% for the same period last year, as a result of the lower gross margin associated with Electronics Manufacturing board sales. ST&A expenses for the three month period were 9% less than the same period last year for the reasons explained above. ST&A as a percentage of sales for the three month period was 30.5% as compared to 29.0% for the same period last year. Total amortization charged to earnings was $2.2 million for the three month period ended September 30, 2001. This was $3.3 million less than the same period last year due to the adoption of SFAS142 as identified above. Operating profit (after amortization) for the three month period ended September 30, 2001 was $16.7 million, a decrease of $7.3 million, or approximately 30% less than $24.0 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 31% for the three month period ended September 30, 2001 and 37% for the same period in 2000. The lower rate for the 2001 period is a result of certain favorable tax audits which were completed this quarter.
NET  EARNINGS
Net earnings available to common shareholders for the three month period ended September 30, 2001 decreased 44% as compared to the same period last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 7% for the three month period.
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD WHICH ENDED SEPTEMBER 30, 2001 TO THE SAME PERIOD IN 2000.
SALES,  COSTS  AND  EXPENSES
Graphic Arts: Total sales for the six months ended September 30, 2001 were $148.7 million, a decrease of $8.2 million, or 5% from $156.9 million in the same period last year. Acquisition added $6.6 million which was partially offset by a $2.1 million negative effect of foreign currency translation. The underlying sales in all areas of the graphic arts business were below the same period last year as worldwide economies remain soft and customer inventories are reduced to lower levels.
Costs as a percentage of sales were slighlty higher than the same period last year as production declined. As a result, gross profit percentage was 42.4% as compared to 43.8% for the same period last year. ST&A were $40.2 million for the six month period ended September 30, 2001, a 4% decrease as compared to $42.0 million for the same period last year. Excluding the effects of acquisition and foreign currency translation, ST&A decreased $6.6 million, or 14% in large part from the restructuring program undertaken during the previous fiscal year. ST&A as a percentage of sales for the current quarter was 27.0% as compared to 26.8% in the same period last year.
Total amortization charged to earnings was $0.3 million for the six month period ended September 30, 2001. This was $4.1 million less than the same period in the previous year due to the adoption of SFAS142 which requires that goodwill no longer be amortized. As a result, operating profit (after amortization) of $22.5 million increased $1.6 million, or 8% from the same period last year. Advanced Surface Finishes: Total sales for the six months ended September 30, 2001 were $166.5 million, a decrease of $58.4 million, or 26% from $224.9 million in the same period last year. Divestitures of approximately $15.5 million and a $6.5 million negative effect of foreign currency translation was roughly 40% of the decline. Proprietary sales, excluding the effects of divestiture and foreign currency translation, were $36.6 million, or 19% less than the same period last year. The lower proprietary sales was primarily due to lower volumes in the electronics industry as customers reduced inventory and the worldwide electronics markets remain soft.
Costs as a percentage of sales stabilized during the year. Gross profit percentage was 51.0% as compared to 50.6% for the same period last year. Selling, technical and administrative expenses (ST&A) were $62.1 million for the six month period ended September 30, 2001, a 12% decrease as compared to $70.8 million for the same period last year. Excluding the effects of divestiture and foreign currency translation, ST&A decreased $4.1 million, or 6%, primarily from lower costs of selling associated with the lower sales volume. ST&A as a percentage of sales for the six months ended September 30, 2001 was 37.3% as compared to 31.5% in the same period last year.
Total amortization charged to earnings was $3.9 million for the six month period ended September 30, 2001. This was $2.2 million less than the same period in the previous year due to the adoption of SFAS142 which requires that goodwill no longer be amortized. The resulting operating profit (after amortization) of $18.9 million decreased $17.9 million, or 51% from the same period last year. Electronics Manufacturing: Total sales for the six months ended September 30, 2001 were $41.5 million with a gross profit of $1.4 million. Gross profit as a percentage of sales was 3.4%. ST&A was $4.6 million, or 11% as a percentage of sales. As a result, there was an operating loss of $3.2 million for the six month period ended September 30, 2001. Electronics Manufacturing had $4.0 million sales with an operating loss of $2.0 million, as Dynacircuits was just beginning in the same period last year. Towards the end of the current quarter the Dynacircuits double-sided operations were closed.
Consolidated: Total sales for the six months ended September 30, 2001, $356.8 million decreased $29.0 million or 8% from $385.8 million in the same period last year. Acquisitions (net of divestitures) added $34.8 million, while foreign currency translation reduced reported sales by approximately $8.7 million. Without these effects, reported sales would have decreased 14%. Proprietary sales were roughly 83% of total sales as compared to 92% of total sales in the same period last year.
Gross profits decreased 18% for the six month period ended September 30, 2001 as compared to the same period last year as a result of lower proprietary sales. Gross profit as a percentage of sales was 41.9% for the six month period as compared to 47.0% for the same period last year, as a result of increased Electronics Manufacturing board sales. ST&A expenses for the six month period were 6% less than the same period last year for the reasons explained above. ST&A as a percentage of sales for the six month period was 30.0% as compared to 29.5% for the same period last year.
Total amortization charged to earnings was $4.2 million for the six month period ended September 30, 2001. This was $6.2 million less than the same period last year due to the adoption of SFAS142 as identified above. Operating profit (after amortization) for the six month period ended September 30, 2001 was $38.1 million a decrease of $16.7 million, or 30% less than $54.8 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 35% for the six month period ended September 30, 2001 and 37% for the same period in 2000, primarily a result of certain favorable tax audits. It is expected that the effective tax rate will remain at 35% through the remainder of the fiscal year.
NET  EARNINGS
Net earnings available to common shareholders for the six month period ended September 30, 2001 decreased 48% as compared to the same period last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 8% for the six month period.
The following discussion provides information with respect to changes in financial condition during the six months ended September 30, 2001. Financial Condition
Operating activities during the six months ending September 30, 2001 resulted in a net cash inflow of $49.4 million. The cash generated was used for bond financing fees, capital improvements, dividends to common shareholders and debt repayments. Working Capital at September 30, 2001 was $175.7 million as compared to $125.7 million at March 31, 2001. This change in working capital is pricipally due to the current portion of the long-term credit facility at year end being replaced by long-term bond financing during the six month period ended September 30, 2001.
Capital expenditures were $4.2 million for the six months ended September 30, 2001 and are in line with the planned ($14.0 million, or approximately $10.5 million for the nine months ended December 31, 2001) expenditures.
The following table contains other data for the six and three month periods ended September 30, 2001 and 2000. EBITDA is earnings before interest, taxes, depreciation and amortization. Owner Earnings is cash flow from operations less net capital spending. Neither EBITDA, nor Owner Earnings are intended to represent cash flow from operations as defined by generally accepted accounting principles. These measures should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.



($millions)                                        Six Months Ended September 30,                                   Three Months
                                                                                                                 Ended September
                                                                                                                            30,
                                                                             2001                                2000      2001
                                                  --------------------------------  ----------------------------------  --------
Cash provided by operations. . . . . . . . . . .  $                          49.4   $                            31.7   $  30.0
Cash used in investing activities. . . . . . . .                            ($3.9)                             ($62.8)    ($1.4)
Cash (used in)/provided by financing activities.                           ($36.2)  $                            28.2    ($22.4)

EBITDA . . . . . . . . . . . . . . . . . . . . .  $                          52.5   $                            72.8   $  23.9

Cash provided by operations. . . . . . . . . . .  $                          49.4   $                            31.7   $  30.0
Less: net capital spending . . . . . . . . . . .                            ($3.9)                              ($5.6)    ($1.5)
                                                  --------------------------------  ----------------------------------  --------
Owner Earnings . . . . . . . . . . . . . . . . .  $                          45.5   $                            26.1   $  28.5


($millions)
                                                     2000
                                                  --------
Cash provided by operations. . . . . . . . . . .  $  21.2
Cash used in investing activities. . . . . . . .    ($6.5)
Cash (used in)/provided by financing activities.   ($14.7)

EBITDA . . . . . . . . . . . . . . . . . . . . .  $  34.1

Cash provided by operations. . . . . . . . . . .  $  21.2
Less: net capital spending . . . . . . . . . . .    ($3.5)
                                                  --------
Owner Earnings . . . . . . . . . . . . . . . . .  $  17.7






Effective June 20, 2001 MacDermid issued 10 year, 9 1/8% Senior Subordinated Notes, due in 2011. The face amount is $301.5 million and interest is payable on January 15 and July 15 of each year, with the first payment due January 15, 2002. The proceeds were used to pay the entire amounts which were then outstanding on the term loans and a portion of the revolving loan balances under the Corporation's credit facility.
The Corporation has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings denominated in US dollars and foreign currencies. The outstanding balance on the revolving loan facility decreased $25.7 million during the six months ended September 30, 2001. The amounts outstanding on the revolving loan at September 30, 2001, consists of $44.4 million ( 30.1 million) and $74.2 million (Euro 81.4 million). The revolving loan facility permits borrowings of up to $215 million. The Corporation's other uncommitted credit facilities presently total approximately $75 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures. NEW ACCOUNTING PRONOUNCEMENTS
The Corporation adopted the following new accounting pronouncements as of April 1, 2001; Statement of Financial Accounting Standard No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities (refer to the Notes to Consolidated Condensed Financial Statements, Note 5); as well as, Statement of Financial Accounting Standard No.141, "Business Combinations" (SFAS141) and Statement of Financial Accounting Standard No.142, "Goodwill and Other Intangible Assets" (SFAS142) which replace existing pronouncements and practices for purchase accounting, specifically ending the use of pooling-of-interests and amortization of goodwill (refer to the Notes to Consolidated Condensed Financial Statements, Note 2).
In addition, the Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk free interest rate in effect when the liability was initially recognized. SFAS143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, however,earlier adoption is permitted. The FASB also recently issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS144). This statement supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that one accounting model be used for long-lived assets to be disposed of. SFAS144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The Corporation does not expect that the adoption of these statements will have a material impact on its consolidated financial statements.
EURO  CURRENCY  CONVERSION
On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro ends June 30, 2002. Issues that face the Corporation as a result of the introduction of the Euro include converting information technology systems which were largely upgraded under the year 2000 compliance review, reassessing currency risk, negotiating and amending contracts, as well as processing accounting and tax records. The Corporation is addressing these issues and does not expect the Euro to have a material effect on its financial condition or results of operations.
ENVIRONMENTAL  MATTERS
As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve of $2 million, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2 and $11.5 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
LEGAL  PROCEEDINGS
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. The Corporation has retained outside law firms to assist in complying with the subpoena and the underlying investigation. It has cooperated from the outset with the investigation and is currently involved in informal negotiations with the Government with a view towards settling any and all charges in this matter without resort to trial. The Corporation believes that it has adequately reserved for the anticipated liability that may arise from any settlement.
In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were recently sentenced to fines of $25,000 and $10,000 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation is vigorously defending this complaint. The Corporation has engaged in settlement negotiations with the Government and believes that it has adequately reserved for the anticipated liability that may arise from any settlement.
FORWARD-LOOKING  STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.
All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.



ITEM  3:
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
Refer to the Notes to Consolidated Condensed Financial Statements, Note 8 "Market Risk and Contingencies".

PART  II.  OTHER  INFORMATION

ITEM  1  :  LEGAL  PROCEEDINGS
     None.
ITEM  2  :  CHANGES  IN  THE  RIGHTS  OF  SECURITY  HOLDERS
          None.
ITEM  3  :  DEFAULTS  BY  THE  CORPORATION  ON  ITS  SENIOR  SECURITIES
          None.
ITEM  4  :  RESULTS  OF  VOTES  OF  SECURITY  HOLDERS
     None.
ITEM  5  :  OTHER  INFORMATION
5.1 The Corporation filed an amended Form S-4 effective June 27, 2001 for the purpose of a bond offering, to which the notes were delivered on June 20, 2001.
5.2 The Corporation filed Form S-8 effective August 6, 2001. This shelf registration is for the purpose of registration of 3 million and 1 million common shares under the 2001 Key Executive Equity Plan and 2001 All Employee Option Plan, respectively.
5.3 The Corporation issued a press release for second quarter earnings on October 25, 2001. Closure of the Dynacircuits single-sided business is also mentioned. The closure is expected to occur by the end of November and will result in an approximate $7 million non-cash charge to earnings.
ITEM  6(A)  :  EXHIBITS
     None.
ITEM  6(B)  :  REPORTS  ON  FORM  8-K
     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)






Date:  November  14,  2001      /s/  Daniel  H.  Leever
       -------------------      -----------------------

     Daniel  H.  Leever
     Chairman,  President  and
      Chief  Executive  Officer






Date:  November  14,  2001     /  s  /  Gregory  M.  Bolingbroke
       -------------------     ---------------------------------

     Gregory  M.  Bolingbroke
     Vice  President,  Treasurer  and
     Corporate  Controller