Form 10-K
period 2001-12-31
MACDERMID INC
filed 2002-03-22
CIK 61138

10-K
                       Annual Report on Form 10-K for 2001
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from April 1, 2001 to December 31, 2001
                          Commission file number 0-2413
                             MACDERMID, INCORPORATED
             (Exact name of Registrant as specified in its Charter)
                           Connecticut     06-0435750
              (State of incorporation)     (IRS Employer I.D. No.)
              245 Freight Street, Waterbury, Connecticut 06702-0671
                    (Address of principal executive offices)
        Registrant's Telephone Number, including Area Code (203) 575-5700
        Securities registered pursuant to Section 12(g) of the Act: NONE Securities registered pursuant to Section 12(b) of the Act:



                                           Name of each
Title of each class                        exchange on which registered
-----------------------------------------  ----------------------------
Common Stock Without Par Value             New York Stock Exchange
9.125% Senior Subordinated Notes due 2011  PORTAL



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements  for  the  past  90  days.        Yes  (X)   No  (  )
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 (based on the closing price on such date as reported on the New York Stock Exchange) was $494,258,000.
The number of shares of Registrant's Common Stock outstanding as of March 1, 2002 was 32,121,303 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The Proxy Statement mailed approximately March 22, 2002 to the Corporation's stockholders in connection with the annual meeting scheduled for May 1, 2002 is incorporated herein by reference into Part III hereof.

                                     PART I
Item  1BUSINESS
Item  1(a)  GENERAL  DEVELOPMENT  OF  BUSINESS
Established in Waterbury, Connecticut, in 1922, MacDermid, Incorporated and its subsidiaries' (collectively, the "Corporation" or "MacDermid") common shares have traded on the New York Stock Exchange under the symbol "MRD" since 1998. Prior to that, and since 1966, its common shares were traded on the NASDAQ stock exchange. The Corporation develops, produces and markets a broad line of specialty chemical products that are used worldwide. These products are supplied to the metal and plastic finishing (for automotive and other consumer surfacing), electronics (to imprint electrical patterns on circuit boards and etching), offshore lubricants (for oil drilling and exploration), printing plates, offset and textile blankets and photo-polymer printing industries. MacDermid offers a line of horizontal processing equipment primarily for the production of printed circuit boards and chemical machining applications used in conjunction with certain of its chemical products. The Corporation also designs and manufactures electronic circuit boards. For a further description of the Corporation's business, see Item 1(d) below.
Item  1(b)  CHANGE  IN  FISCAL  YEAR
During 2001, the Corporation changed its fiscal year end from March 31 to December 31. Therefore, the results of operations for the period from April 1, 2001 to December 31, 2001 ("transition year 2001") covers a period of nine months.
Item  1(c)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
MacDermid provides development, manufacture, sale and technical service for a large variety of specialty chemical processes and related equipment, as well as printed circuit boards under three reportable industry segments. The Corporation operates on a worldwide basis for proprietary chemicals in two distinct segments, Graphic Arts and Advanced Surface Finishes. The third segment, Electronics Manufacturing operates in Europe. These three segments, under which the Corporation operates, are managed separately as each segment has differences in technology and marketing strategies.
Item 1(d) of this report provides information concerning the Corporation's classes of products and Item 1(e) of this report includes financial information concerning operations by business segment and by geographic region as well as on a consolidated basis. Additional information with respect to the business is shown in the Notes to Consolidated Financial Statements portion of the Corporation's 2001 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.
Item  1(d)  NARRATIVE  DESCRIPTION  OF  BUSINESS
(i) MacDermid produces and markets over 5,000 proprietary chemical compounds. These proprietary chemical compounds are used for cleaning, activating and polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing metal surfaces, stripping of metal and final coating of metal surfaces, filtering, anti-tarnishing, rust retarding and etching, imaging, deposition of metal, offshore lubricants, offset printing blanket technologies, flexographic packaging applications, relief printing plates, wide format ink jet printing devices along with ink and media consumables and other chemical processes. Research in connection with proprietary products is conducted principally in the United States, with additional research facilities in Great Britain, Spain, France and Japan.
In the Americas, MacDermid both manufactures and markets its entire line of proprietary products by way of more than 150 sales and service personnel. In certain areas of the United States distributors and manufacturing representatives also sell and service certain of its products. The Corporation maintains chemical inventories at approximately 15 distribution points throughout the United States. Typically these facilities are leased or rented. In Canada, Mexico and Brazil the Corporation markets certain of its products through wholly owned subsidiaries. In Vermont, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European business is generated by way of more than 300 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Sweden and Switzerland. MacDermid owns and operates manufacturing facilities in Spain, Great Britain, Italy and France. In Germany, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In the Asia-Pacific region, the Corporation markets its proprietary products through wholly owned subsidiaries in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan. Asia-Pacific business is generated by way of more than 50 sales and service representatives who are employed by those local subsidiaries. In addition, sales are made in India, Malaysia, the Philippines and Thailand directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, China, Australia and New Zealand. In Taiwan, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In other foreign markets certain of the Corporation's proprietary chemicals are sold in certain countries of South America, Europe and Asia through distributors or manufactured and sold through licensees.
Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.
(ii)  The  Corporation  has  the  following  four classes of principal products:
(A) Chemical compounds, printing plates and blankets produced by the Corporation, most of which are the result of its own research and development and, therefore, are referred to as proprietary products;
(B) Equipment in support of the chemical business of which approximately 55% is manufactured by the Corporation;
(C)  Printed  circuit  boards  for  a wide variety of consumer applications; and
(D)  Resale  chemicals  and  supplies.

The following table sets forth the classes of the Corporation's products and the respective percentage of total consolidated revenue for the transition year 2001 and the previous two fiscal years:




Class of Products              Transition Year 2001   March 31, 2001   March 31, 2000

Proprietary Chemicals                            82%              89%              89%
Electronic Boards                                12%               4%             ---
Equipment                                         3%               3%               5%
Resale Chemicals and Supplies                     3%               4%               6%



 (iii) MacDermid uses in excess of 1,100 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During the transition year 2001, there were no significant difficulties in obtaining raw materials essential to its business.
(iv) During the Transition year 2001, more than 20% of the Corporation's proprietary sales were derived from products covered by patents owned by MacDermid or produced under patent license agreements. MacDermid owns approximately 190 non-expired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. In addition, the Corporation owns approximately 445 non-expired foreign patents. The patents owned by the Corporation are important to its business and have varying remaining lives. Although certain of these patents are increasingly more important to its business, the Corporation believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not more, important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks for which it considers to be of value in identifying MacDermid and its products. The Corporation neither holds nor has granted any franchises or concessions.
(v)     No  material  portion  of  the  Corporation's  business  is  seasonal.
(vi) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.
(vii) No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.
(viii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for the Corporation's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.
(ix) No material portion of the Corporation's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.
(x) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. The Corporation maintains extensive support, technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications enables it to compete successfully both locally and world-wide.
(xi) MacDermid spent approximately $14,922,000 for the transition year 2001 and $24,466,000 and $22,548,000 during fiscal years 2001 and 2000, respectively, on research and development activities. Substantially all research and development activities were performed by the Corporation with the greater percentage related to the development of new products.
(xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and Local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, are expected to have a positive effect upon the Corporation's competitive position. Capital expenditures for environmental control facilities and compliance was approximately $0.5 million in the fiscal year ended March 31, 2001 and was less than that for the transition year ended December 31, 2001. Though difficult to predict, future spending of this nature is likely to return to previous levels.
(xiii) As of December 31, 2001, MacDermid had 3,484 full time employees as compared to 4,022 full time employees as of March 31, 2001.

Item  1(e)  FOREIGN  AND  DOMESTIC  OPERATIONS
MacDermid's 2001 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and incorporated by reference, provides information with respect to geographic areas including operating information and the effect upon shareholders' equity of the translation of foreign currency financial statements.

Item  2  PROPERTIES
The following table identifies certain information with regard to the principle properties owned by the Corporation:



LOCATION                PRINCIPLE USE                                APPROXIMATE SQ. FT.
Waterbury, Connecticut  Executive and marketing offices, corporate               114,000
                        service, customer support and research labs
Waterbury, Connecticut  Factory and warehouse                                    180,000
Middletown, Delaware    Factory, warehouse, labs and offices                      85,000
Ferndale, Michigan      Factory, warehouse and offices                            75,000
Cedar Rapids, Iowa      Factory, warehouse and offices                            25,000
Adams, Massachusetts    Factory, warehouse and offices                           130,000
Morristown, Tennessee   Factory, warehouse and offices                           250,000
Atlanta, Georgia        Research labs and sales offices                           65,000
San Marcos, California  Factory, warehouse, labs and offices                     235,000
Pasadena, Texas         Factory, warehouse and offices                            35,000
Birmingham, England     Warehouse, labs and offices                              110,000
Birmingham, England     Factory and warehouse                                    120,000
Wigan, England          Factory, warehouse and offices                            65,000
Cernay, France          Factory, warehouse and offices                           235,000
Dormans, France         Factory, warehouse, labs and offices                      35,000
Evreux, France          Factory and warehouse                                     68,000
Steinbach, France       Factory and warehouse                                    150,000
Villemeux, France       Factory, warehouse and offices                            50,000
Pioltello, Italy        Factory, warehouse and offices                             4,000
Dusseldorf, Germany     Factory                                                   17,000
Zulpich, Germany        Factory and offices                                       12,000
Barcelona, Spain        Factory, warehouse, labs and offices                      31,000
Hong Kong, China        Factory, warehouse and offices                            30,000
Panyu, China            Factory and warehouse                                     64,000
Hsin Chu, Taiwan        Factory, warehouse, labs and offices                      30,000



The Corporation also owns property in Franklin Park and Waukeegan, Illinois, New Hudson, Michigan, and Vernon, Connecticut. Outside the United States, the Corporation also owns property in Droitwich, England. These properties are vacant and could be used for manufacturing should the need arise, or could be leased or sold should an opportunity arise.
In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such additional facilities were leased in California, Massachusetts, Michigan, Minnesota, North Carolina, New Jersey, Rhode Island, Texas, Vermont, Washington, Canada, Mexico, Holland, Italy, France, Germany, Spain, Sweden, Australia, China, Japan, Korea, Singapore, and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.
Item  3  LEGAL  PROCEEDINGS
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it was a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid will be required to pay fines and penalties totaling $2,500, without interest, over six quarterly installments. In addition, $1,550 will be paid to various local charitable and environmental organizations and causes. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore future results of operations and financial position will not be affected by these arrangements.
Item  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
No matters were submitted to a vote of MacDermid's security holders during the last quarter of the transition year 2001.
Item  4-A  EXECUTIVE  OFFICERS  OF  MACDERMID
The names, offices and ages (as of December 31, 2001) of the executive officers of MacDermid, each of whom has been employed in his/her respective offices for more than five years, except as noted are as follows:



Daniel H. Leever        age 53  Board Chairman (since July 1998), Chief Executive
                                Officer and President (since May 2001)
John L. Cordani         age 38  Corporate Secretary and General Counsel
Gregory M. Bolingbroke  age 52  Vice President and Treasurer (since September 2000)
                                and Corporate Controller
Dick Boehner            age 54  Vice President of Corporate Development (since July
                                2001)  Previously, and since 1998 he was a Senior
                                Vice President at Great Lakes Chemical and since
                                1994 he was Vice President, Business Development
                                at Allied Signal




Stephen  Largan  resigned  the  office  of  Vice  President of Finance effective
September  2001  and  now  serves  as  the  president  of  a  division.
John P. Malfettone was named Executive Vice President and Chief Financial Officer effective January 7, 2002. He served, since 1990, as Vice President and Controller, Vice President of Finance at GE Capital and most recently, Managing Director at GE Equity.
          PART  II
Item  5     MARKET  FOR  MACDERMID'S  COMMON  STOCK  AND RELATED SECURITY HOLDER
MATTERS
Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its transition year 2001 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.
Item  6     SELECTED  FINANCIAL  DATA
The selected financial data (Five Year Summary) is contained in MacDermid's transition year 2001 Annual Report to Shareholders included as Exhibit 13 to this  Form  10-K  and  incorporated  by  reference.
Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's transition year 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item  7(a)  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
MacDermid is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. The Corporation has entered into interest rate swaps, a portion of which have been designated as hedging instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. At December 31, 2001, the aggregate notional amount covers 55% of its borrowings on this credit facility. The resulting weighted-average fixed interest rate is
5.9% under this facility. The Corporation further reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. See Notes to Consolidated Financial Statements, Note 14 Financial Information for Guarantors of the Corporation's Bond Offering for additional information. Based upon expected levels of borrowing in 2002 and providing for swap protection, an increase in interest rates of 100 basis points would result in an incremental interest expense of less than $700,000.
The Corporation operates manufacturing facilities in ten countries and sells products in over 25 countries. Approximately 57% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, the Euro, the Yen, Hong Kong and New Taiwan Dollars. During the transition year 2001 there was a negative impact on earnings of approximately $0.02 per share, or approximately 2%. Those earnings are generally reinvested locally and the impact on operating cash flows has been less than $2,500,000 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 58% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, the Euro, the Yen, Hong Kong and New Taiwan Dollars. MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has certain other supply agreements for quantities but has chosen not to enter into any price hedging with its suppliers for commodities. Additional information about market risk is contained in MacDermid's transition year 2001 Annual Report to Shareholders included as
Exhibit  13  to  this  Form  10-K  and  incorporated  by  reference.
Item  8     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's transition year 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
Item  9  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
Not  applicable.
PART  III
Item  10  DIRECTORS  AND  OFFICERS
The discussion of "Election of Directors" and a portion of the discussion in the section, "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated March 22, 2002 are incorporated herein by reference thereto. Officers of the Corporation are listed in Item 4A, above.
Item  11  EXECUTIVE  COMPENSATION
The discussion of "Executive Compensation" contained in MacDermid's Proxy Statement dated March 22, 2002 is incorporated herein by reference thereto.
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to the security ownership of certain beneficial owners and management contained in MacDermid's Proxy Statement dated March 22, 2002 is incorporated herein by reference thereto.
Item  13     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  FAMILY
RELATIONSHIPS
The discussion of "Interest of Management and Others in Certain Transactions and Family Relationships" contained in MacDermid's Proxy Statement dated March 22, 2002 is incorporated herein by reference thereto.
PART  IV
Item  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
FORM  8-K
(a)     (1)     Financial  Statements
The consolidated financial statements and report thereon of KPMG LLP, dated February 4, 2002 are contained in MacDermid's transition year 2001 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference.
     (2)     Financial  Statement  Schedules
The following schedules are filed as part of this Annual Report on Form 10-K. This supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.
Schedule II - Valuation and Qualifying Accounts and Reserves is contained in MacDermid's transition year 2001 Annual Report to Shareholders included as
Exhibit  13  to  this  Form  10-K  and  incorporated  herein  by  reference
     (3)     Exhibits
An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.
     (b)  Reports  on  Form  8-K
The Corporation filed a report on Form 8-K, dated November 28, 2001 during the last quarter of the transition year 2001. This report was for the purpose to announce a voluntary settlement of the environmental investigation by the U.S. Attorney for the District of Connecticut and the civil litigation which was filed on behalf of the Connecticut Department of Environmental Protection, in July 1999.
                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
                             Dated:  March 22, 2002
By  /s/  Daniel  H.  Leever     By        /s/  John  P.  Malfettone
         Daniel  H.  Leever                    John  P.  Malfettone
         Director,  Chairman,  President       Executive  Vice  President  and
         and  Chief  Executive  Officer        Chief  Financial  Officer


Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 26, 2002 as attorney-in-fact for the following directors of the Registrant:
Donald  G.  Ogilvie     -     James C. Smith     -     Joseph M. Silvestri     -
T.  Quinn  Spitzer
/s/  Daniel  H.  Leever
Daniel  H.  Leever

                                  EXHIBIT INDEX
                          2001 FORM 10-K ANNUAL REPORT



Exhibit No.
3.1          Restated Certificate of Incorporation, MacDermid, Incorporated             By reference
             amended as of December 1, 1997.  Exhibit 19 to September 30,
             1991 Form 10-Q Quarterly Report is incorporated by reference herein.
3.2          Restated By-Laws of MacDermid, Incorporated amended as of May              By reference
             21, 2001.  Exhibit 3.2 to March 31, 2001 Form 10-K Annual Report
             is incorporated by reference herein.
4.1          Credit Agreement, amended, dated as of May 25, 2001,                       By reference
             among MacDermid, Incorporated, the Banks signatory
             thereto and Bank of America, as Agent, letter of credit issuing bank and swing line lender.  Exhibit 4.1.b to March 31, 2001 Form
             10-K Annual Report is incorporated by reference herein
4.2          Credit Agreement, amended, dated as of November 9, 2001,                   Attached
             among MacDermid, Incorporated, the Banks signatory
             thereto and Bank of America, as Agent, letter of credit issuing bank and swing line lender.
10.1         MacDermid, Incorporated Special Stock Purchase Plan,                       By reference
             amended as of November 1, 1992.  Exhibit 10 to 1993
             Form 10-K Annual Report is incorporated by reference herein.
10.2         MacDermid, Incorporated 1995 Equity Incentive Plan.  Exhibit               By reference
             10.2 to 1996 Form 10-K Annual Report is incorporated by
             reference herein.
10.3         MacDermid, Incorporated 1998 Equity Incentive Plan.  Exhibit               By reference
             10.3 to 1999 Form 10-K Annual Report is incorporated by reference herein.
10.4         MacDermid, Incorporated 2001 Equity Incentive Plans.  Exhibit              By reference
             10.4 to March 31, 2001 Form 10-K Annual Report is incorporated by reference herein.
11           Computation of per share earnings.                                         By reference
             Note 1(q) to MacDermid's Transition Year 2001 Annual Report to
             Stockholders
13           Portions of MacDermid's Transition Year 2001 Annual Report to              Attached
             Stockholders as required by Item 8
21           Subsidiaries of MacDermid, Incorporated                                    Attached
23           Independent Auditors' Consent                                              Attached
24           Power of Attorney                                                          Attached