Form 10-Q
period 2002-03-31
MACDERMID INC
filed 2002-05-14
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  March 31, 2002
                                                ---------------

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

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at  May  1,  2002
     ----------------------          ------------------------------
     Common  Stock,  no  par  value              32,251,303  shares


                             MACDERMID, INCORPORATED
                                      INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         March 31, 2002 and December 31, 2001                             2-3
       Consolidated Condensed Statements of Earnings
         and Retained Earnings - Three Months Ended
         March 31, 2002 and 2001                                            4
       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2002 and 2001                         5
       Notes to Consolidated Condensed Financial Statements              6-20
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              21-26
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        26
Part II.   Other Information                                               27
Signatures                                                                 28

                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)



                                            March 31,     December 31,
                                                   2002            2001
                                           ------------  --------------
Assets                                      (Unaudited)       (Audited)

Current assets:
Cash and equivalents                       $     14,414  $       17,067
Accounts and notes receivable, (net
   of allowance for doubtful receivables
   of $13,665 and $14,642)                      159,532         164,230
Inventories
   Finished goods                                53,752          57,882
   Raw materials                                 50,925          53,152
                                           ------------  --------------
                                                104,677         111,034
Prepaid expenses                                  8,696           8,068
Deferred income tax asset                        13,736          13,831
                                           ------------  --------------
              Total current assets              301,055         314,230
Property, plant and equipment (net
   of accumulated depreciation of
   $127,908 and $140,234)                       142,779         152,482
Goodwill (Note 2)                               222,138         222,571
Intangibles, (net of accumulated
   amortization of $37,242
   and $36,585) (Note 2)                         36,782          37,425
Other assets                                     65,502          64,177
                                           ------------  --------------
                                           $    768,256  $      790,885
                                           ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)



                                                 March 31,     December 31,
                                                       2002            2001
                                                ------------  --------------
Liabilities and shareholders' equity             (Unaudited)       (Audited)

Current liabilities:
Notes payable                                   $    12,798   $      12,961
Current installments of long-term obligations         5,750           5,614
Accounts and dividends payable                       59,399          62,031
Accrued expenses (Note 7)                            66,768          82,886
Income taxes                                         10,807          10,468
                                                ------------  --------------
              Total current liabilities             155,522         173,960

Long-term obligations                               379,859         393,788
Accrued post-retirement and
   postemployment benefits                           12,287          12,308
Deferred income taxes                                 3,552           4,364
Other long-term liabilities                           1,136             281
Minority interest                                     2,920           2,753

Shareholders' equity:
Common stock stated value
   $1.00 per share (Note 3)                          46,540          46,410
Additional paid-in capital                           19,815          16,923
Retained earnings                                   225,306         218,619
Cumulative comprehensive
   income equity adjustments (Note 5)               (19,739)        (19,579)
Less: cost of treasury shares (Note 3)              (58,942)        (58,942)
                                                ------------  --------------
              Total shareholders' equity            212,980         203,431
                                                ------------  --------------
                                                $   768,256   $     790,885
                                                ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)



                                                        Three  Months
                                                       Ended  March 31,
                                                     2002          2001
                                                 ------------  ------------
Net sales                                        $   166,956   $   211,793

Cost and expenses:
   Cost of sales                                      92,812       124,892
   Selling, technical, administrative expenses        51,786        65,403
   Amortization                                        1,568         4,867
   Interest income                                      (140)         (593)
   Interest expense                                    9,200         9,664
   Other expense (net)                                   193           396
                                                 ------------  ------------
                                                     155,419       204,629
                                                 ------------  ------------

Earnings before taxes and
   minority interest                                  11,537         7,164
Income taxes                                          (4,039)       (2,552)

Minority interest                                       (166)            -
                                                 ------------  ------------
Net earnings                                           7,332         4,612

Retained earnings, beginning of period               218,619       245,471
Cash dividends declared                                 (645)         (623)
                                                 ------------  ------------
Retained earnings, end of period                 $   225,306   $   249,460
                                                 ============  ============

Net earnings per common share - (Note 4):
   Basic                                         $      0.23   $      0.15
                                                 ============  ============
   Diluted                                       $      0.23   $      0.14
                                                 ============  ============

Cash dividends per common share                  $      0.02   $      0.02
                                                 ============  ============
Weighted average common shares outstanding
   Basic                                          32,221,436    31,130,854
                                                 ============  ============
   Diluted                                        32,492,880    32,394,869
                                                 ============  ============

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)



                                                   Three  Months
                                                  Ended  March 31,
                                                 2002        2001
                                               ---------  -----------
Net cash flows from operating activities       $ 12,877   $   19,405

Cash flows from investing activities:
   Capital expenditures                          (1,170)     (11,904)
   Proceeds from disposition of fixed assets         14        2,193
   Acquisitions of businesses                         -      (17,756)
   Dispositions of businesses                         -        9,415
                                               ---------  -----------
   Net cash flows used in
     investing activities                        (1,156)     (18,052)

Cash flows from financing activities:
   Net proceeds from (repayments of)
     short-term borrowings                       (3,281)      (4,800)
   Long-term borrowings                          11,276       21,100
   Long-term repayments                         (21,610)     (20,281)
   Dividends paid                                  (645)        (623)
                                               ---------  -----------
   Net cash flows used in
     financing activities                       (14,260)      (4,604)

Effect of exchange rate changes
   on cash and cash equivalents                    (114)      (1,935)
                                               ---------  -----------
   Increase (decrease) in cash and
    cash equivalents                             (2,653)      (5,186)
Cash and cash equivalents at
   beginning of period                           17,067       17,732
                                               ---------  -----------
Cash and cash equivalents
   at end of period                            $ 14,414   $   12,546
                                               =========  ===========

Cash paid for interest                         $ 17,973   $    8,398
                                               =========  ===========
Cash paid for income taxes                     $  2,178   $    5,388
                                               =========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
Note  1.     Summary  of  Significant  Accounting  Policies
The December 31, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's transition year 2001 Annual Report.
Note  2.     Goodwill  and  Other  Intangible  Assets
Goodwill carrying amounts, identified for the following segments; Advanced Surface Finishes ("ASF"), Graphic Arts ("GA") and Electronics Manufacturing ("EM"), are as follows:



                                 ASF        GA        EM       Total
                                 ---------  --------  -------  ---------
Balance as of December 31, 2001  $123,052   $72,130   $27,389  $222,571
Effects of currency translation      (354)      (79)        -      (433)
                                 ---------  --------  -------  ---------
Balance as of March 31, 2002     $122,698   $72,051   $27,389  $222,138
                                 =========  ========  =======  =========





Acquired intangible assets  March 31, 2002                   December 31, 2001
                            ---------------                  ------------------
                            Gross Carrying   Accumulated     Gross Carrying      Accumulated
                            Amount           Amortization    Amount              Amortization
                            ---------------  --------------  ------------------  --------------
Patents                     $        23,024  $      (8,572)  $           20,865  $      (8,357)
Trademarks                           27,478         (8,446)              28,281         (8,093)
Manufacturing process                 5,252         (5,252)               5,252         (5,252)
Others                               18,270        (14,972)              19,612        (14,883)
                            ---------------  --------------  ------------------  --------------
   Total                    $        74,024  $     (37,242)  $           74,010  $     (36,585)
                            ===============  ==============  ==================  ==============


Aggregate estimated amortization expense is expected to approximate $2,700 for each of the fiscal years ended December 31, 2002 - 2006.



Additional transitional disclosures:  Three Months   Ended March 31,
                                               2002              2001
                                      -------------  ----------------
Reported net income                   $       7,332  $          4,612
Add back:  goodwill amortization                  -             1,913
                                      -------------  ----------------
Adjusted net income                   $       7,332  $          6,525
                                      =============  ================

Basic earnings per share:
  Reported net income                 $        0.23  $           0.15
  Goodwill amortization                           -  $           0.06
                                      -------------  ----------------
  Adjusted net income                 $        0.23  $           0.21
                                      =============  ================

Diluted earnings per share:
   Reported net income                $        0.23  $           0.14
   Goodwill amortization                          -  $           0.06
                                      -------------  ----------------
  Adjusted net income                 $        0.23  $           0.20
                                      =============  ================


Note  3.     Common  Share  Data
The following table summarizes common shares issued as of March 31, 2002 and 2001.



                                    2002        2001
                              ----------  ----------
Balance beginning of period   46,409,757  45,408,464
Shares issued - stock awards     130,000           -
                              ----------  ----------
Balance end of period         46,539,757  45,408,464
                              ==========  ==========


The Board of Directors has from time-to-time authorized the purchase of issued and outstanding shares of the Corporation's common stock. There were 14,277,610 common shares held in treasury at March 31, 2002 and December 31, 2001. There remained authorization to purchase approximately 142,000 common shares at March 31, 2002. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).
Note  4.     Earnings  Per  Common  Share
The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and share warrants outstanding during the period. Earnings per share is calculated based upon net earnings available for common shareholders.
The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.


                                   Three Months  Ended March 31,
                                           2002             2001
                                   ------------  ---------------
Basic common shares                  32,221,436       31,130,854
Dilutive effect of stock options        271,444          262,663
Dilutive effect of share warrants             -        1,001,352
                                   ------------  ---------------
Diluted common shares                32,492,880       32,394,869
                                   ============  ===============


Note 5. Comprehensive Income and Cumulative Comprehensive Equity Adjustment The components of comprehensive income for the three month periods ended March 31, 2002 and 2001 are as follows:



                                           Three Months    Ended
                                           March             31,
                                                    2002      2001
                                           --------------  --------
Net earnings                               $       7,332   $ 4,612
Other comprehensive income:
  Foreign currency translation adjustment           (410)   (3,163)
  Minimum pension liability                            -    (9,670)
  Hedging activities                                 250         -
                                           --------------  --------
Comprehensive Income                       $       7,172   $(8,221)
                                           ==============  ========

The components of cumulative equity adjustments for comprehensive income as of March 31, 2002 and December 31, 2001 are as follows:



                                         March 31, 2002    December 31, 2001
                                         ----------------  -------------------
Cumulative equity adjustments for:
   Foreign currency translation          $       (16,759)  $          (16,349)
   Additional minimum pension liability           (2,954)              (2,954)
   Hedging activities                                (26)                (276)
                                         ----------------  -------------------
Cumulative comprehensive income          $       (19,739)  $          (19,579)
                                         ================  ===================



Note  6.     Segment  Reporting
The Corporation provides development, manufacture and technical service for a large variety of specialty chemical processes and related equipment in two reportable operating segments: Advanced Surface Finishes and Graphic Arts. In addition, the Corporation operates a third reportable segment, Electronics Manufacturing, for the design and manufacture of printed circuit boards. These three segments under which the Corporation operates on a worldwide basis are managed separately as each segment has differences in technology and marketing strategies. The chemicals supplied by Advanced Surface Finishes are used for a broad range of purposes including finishing metals and non metallic surfaces, electro-plating metal surfaces, etching, imaging, metalization, high pressure fluids and cleaning. The chemicals supplied by Graphic Arts are used for diverse purposes including offset blankets, printing plates, textile blankets and rubber-based covers for industrial rollers used in the printing industry. The Electronics Manufacturing segment produces a wide variety of both single and double sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are evaluated before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets and certain other long term assets not directly associated with the support of the individual operations.



Segment results of operations:            Three Months    Ended March 31,
                                                   2002               2001
                                          --------------  -----------------
Net sales
   Advanced surface finishes              $      78,431   $        108,124
   Graphic arts                                  68,353             77,066
   Electronics manufacturing                     20,172             26,603
                                          --------------  -----------------
     Consolidated net sales               $     166,956   $        211,793
                                          --------------  -----------------

Operating income (loss)
   Advanced surface finishes              $      10,092   $         16,375
   Graphic arts                                  11,269             12,887
   Electronics manufacturing                        997             (1,890)
   Restructuring and impairment expense               -             (5,874)
   Amortization expense                          (1,568)            (4,867)
                                          --------------  -----------------
     Consolidated operating income        $      20,790   $         16,631

      Interest income                               140                593
      Interest expense                           (9,200)            (9,664)
      Other (expense) income, net                  (193)              (396)
      Earnings before income taxes
                                          --------------  -----------------
        and minority interest             $      11,537   $          7,164
                                          ==============  =================





Segment identifiable assets:  March 31, 2002   December 31, 2001
                              ---------------  ------------------
Advanced surface finishing    $       156,437  $          177,253
Graphic arts                          431,071             431,353
Electronics manufacturing             131,027             132,296
Corporate-wide                         49,721              49,983
                              ---------------  ------------------
   Consolidated assets        $       768,256  $          790,885
                              ===============  ==================

Note  7.     Restructuring  Charges  and  Acquisition  Liabilities
The Corporation initiated restructuring programs (included in accrued expenses) each of the two previous fiscal years in order to reduce its manufacturing and operating cost structures.
Transition year ended December 31, 2001 included a $21,264 restructuring charge, representing management and office support redundancies. The resulting cash payments and other charges, including cash payments of $1,132 for the three months ended March 31, 2002, are summarized, cumulative, since inception, on the following table:



                                    Cash       Non-cash
                        Inception   Payments   Charges    Balance
                        ----------  ---------  ---------  --------
Severance               $    2,918  $   1,188          -  $  1,730
Lease/asset write-offs      18,346          -     15,644     2,702
                        ----------  ---------  ---------  --------
   Total                $   21,264  $   1,188  $  15,644  $  4,432
                        ==========  =========  =========  ========


Fiscal year ended March 31, 2001 included a $6,663 restructuring charge, primarily representing management and office support redundancies. The resulting cash payments and other charges, including cash payments of $11 for the three months ended March 31, 2002, are summarized, cumulative, since inception, on the following table:



                                    Cash       Non-cash
                        Inception   Payments   Charges    Balance
                        ----------  ---------  ---------  --------
Severance               $    6,133  $   5,787          -  $    346
Lease/asset write-offs         530        106        424         -
                        ----------  ---------  ---------  --------
   Total                $    6,663  $   5,893  $     424  $    346
                        ==========  =========  =========  ========


The Corporation established liabilities (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities.
The following table summarizes the cumulative activity to this account, since inception, including cash payments of $23 for the three months ended March 31, 2002:



               Inception   Adjustments  Payments  Balance
               ----------  -----------  --------  --------
Facilities     $    4,200          885     3,328  $  1,757
Redundancies        2,050        3,100     5,150         -
Environmental       2,000            -       120     1,880
               ----------  -----------  --------  --------
   Total       $    8,250        3,985     8,598  $  3,637
               ==========  ===========  ========  ========


Note  8.     Market  Risk  and  Contingencies
Market  Risk
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. The Corporation has entered into interest rate swaps, a portion of which have been designated as hedging instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. At March 31, 2002, the aggregate notional amount covers 65% of its borrowings on this credit facility. The resulting weighted-average fixed interest rate is 5.9% under this facility. The Corporation further reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. For additional information, see the financial information for guarantors of the Corporation's bond offering, Note 9. Based upon expected levels of borrowing in 2002 and providing for swap protection, an increase in interest rates of 100 basis points would result in an incremental interest expense of less than $700. The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 55% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. For the three month period ending March 31, 2002, there was a negative impact on earnings of approximately $0.01 per share, or approximately 6%. Earnings are generally reinvested locally and the impact on operating cash flows has been less than $2,600 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 60% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars.
MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has certain other supply agreements for raw material inventories but has chosen not to enter into any price hedging with its suppliers for commodities.
Contingencies
Environmental: As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2,000. The Corporation estimates the range of cleanup costs at its Canning sites between $2,000 and $11,500. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2,000, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. See restructuring charges and acquisition liabilities, Note 7.
The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 and $10 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid will be required to pay fines and penalties totaling $2,500, without interest, over six quarterly installments. In addition, $1,550 will be paid to various local charitable and environmental organizations and causes. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore future results of operations and financial position will not be affected by these arrangements.
Other Concentrations: The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in the printing industry used for a wide variety of applications, including offset blankets, printing plates, textile blankets and rubber based covers for industrial rollers, while 20% of the business is concentrated with manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
Note  9.     Financial  Information  for  Guarantors  of  the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("bond offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This bond offering is guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("guarantors"). The guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the bond offering. The Corporation's unrestricted subsidiaries that result from the January 2001 Eurocir acquisition and its foreign subsidiaries are not guarantors of the indebtedness under the bond offering. The following financial information is presented to give additional disclosures to the Corporation's consolidated condensed financial statements, with respect to: a) the parent (MacDermid, Incorporated as the issuer), b) the guarantors, c) the non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Corporation on a consolidated basis for and as of the the fiscal periods ended March 31, 2002 and 2001 and December 31, 2001. The equity method has been used by the Corporation with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Corporation's transition year 2001 annual report of the Corporation.

CONSOLIDATED  CONDENSED  BALANCE  SHEET
MARCH  31,  2002
(unaudited)


                                                                                                              MacDermid
                                                                             Unrestricted                   Incorporated

                               MacDermid      Guarantor      Nonguarantor    Nonguarantor                        and
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations   Subsidiaries
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and equivalents         $       1,527  $       1,206   $      11,507   $         174   $           -   $      14,414
Accounts receivables, net           13,728         27,137         101,266          17,401               -         159,532
Due (to) from affiliates           229,986       (149,583)        (57,163)        (23,240)              -               -
Inventories                         16,573         33,151          47,634           7,319               -         104,677
Prepaid expenses                     2,680          2,567           3,449               -               -           8,696
Deferred income taxes                9,781              -           3,370             585               -          13,736
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets               274,275        (85,522)        110,063           2,239               -         301,055

Property, plant and
  equipment, net                    15,687         56,023          52,109          18,960               -         142,779
Goodwill                            13,240         67,766         114,025          27,107               -         222,138
Intangibles, net                         -         10,904          25,785              93               -          36,782
Investments in subsidiaries        249,157        225,236           9,454               -        (483,847)              -
Other assets                        42,322          9,735          11,435           2,010               -          65,502
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     594,681  $     284,142   $     322,871   $      50,409   $    (483,847)  $     768,256
                             =============  ==============  ==============  ==============  ==============  =============


CONSOLIDATED  CONDENSED  BALANCE  SHEET  (continued)
MARCH  31,  2002
(unaudited)


                                                                                                                MacDermid
                                                                               Unrestricted                    Incorporated

                                MacDermid       Guarantor      Nonguarantor    Nonguarantor                        and
                              Incorporated     Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                             ---------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                $            -   $           -   $       4,247   $       8,551   $           -   $      12,798
Current installments of
   Long-term obligations                  -             146             403           5,201               -           5,750
Accounts, dividend
 payable                              9,633           8,985          28,091          12,690               -          59,399
Accrued expenses                     26,027          14,438          23,774           2,529               -          66,768
Income taxes                         (6,335)         11,307           5,615             220               -          10,807
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities            29,325          34,876          62,130          29,191               -         155,522

Long-term obligations               343,280             802          27,818           7,959               -         379,859
Accrued postretirement                9,096               -           3,191               -               -          12,287
Deferred income taxes                     -            (760)          3,602             710               -           3,552
Other long-term liabilities               -              67             894             175               -           1,136
Minority interest                         -               -               -           2,920               -           2,920

Shareholders' equity:
Common stock                         46,540             (99)          3,809               3          (3,713)         46,540
Additional paid-in capital           19,815         129,708          96,476          10,260        (236,444)         19,815
Retained earnings                   225,306         135,578         134,922          (1,943)       (268,557)        225,306
Cumulative
comprehensive
   income equity
   adjustment, net                  (19,739)        (16,030)         (9,971)          1,134          24,867         (19,739)
Less cost common shares
   in treasury                      (58,942)              -               -               -               -         (58,942)
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity          212,980         249,157         225,236           9,454        (483,847)        212,980

                             ---------------  --------------  --------------  --------------  --------------  --------------
                             $      594,681   $     284,142   $     322,871   $      50,409   $    (483,847)  $     768,256
                             ===============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2002
(unaudited)



                                                                                                             MacDermid
                                                                            Unrestricted                    Incorporated

                             MacDermid       Guarantor      Nonguarantor    Nonguarantor                        and
                            Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                           --------------  --------------  --------------  --------------  --------------  --------------
Net sales                  $      24,796   $      46,291   $      79,920   $      20,172   $      (4,223)  $     166,956

Costs and expenses:
Cost of sales                     14,553          23,220          41,975          17,287          (4,223)         92,812
Selling, technical,
   administrative                 14,323          11,036          24,540           1,887               -          51,786
Amortization                         866             410             285               7               -           1,568
Equity in earnings of
   subsidiaries                  (13,096)         (7,570)             51               -          20,615               -
Interest income                      (22)            (33)            (79)             (6)              -            (140)
Interest expense                   4,016           3,006           1,529             649               -           9,200
Other expense
   (income), net                     457            (180)            (98)             14               -             193
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  21,097          29,889          68,203          19,838          16,392         155,419
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   And minority interest           3,699          16,402          11,717             334         (20,615)         11,537
Income taxes benefit
   (expense)                       3,633          (3,306)         (4,147)           (219)              -          (4,039)
Minority interest                      -               -               -            (166)              -            (166)
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss)        $       7,332   $      13,096   $       7,570   $         (51)  $     (20,615)  $       7,332
                           ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2002
(unaudited)


                                                                                                              MacDermid
                                                                              Unrestricted                   Incorporated

                               MacDermid       Guarantor      Nonguarantor    Nonguarantor                       and
                              Incorporated    Subsidiaries    Subsidiaries    Subsidiaries   Eliminations    Subsidiaries
                             --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows (used in)
   provided by
   operating activities:     $     (12,819)  $      14,220   $      12,587   $      (1,111)  $           -  $      12,877

Investing activities:
Capital expenditures                   (98)           (220)           (264)           (588)              -         (1,170)
Proceeds from disposition
   of fixed assets                       -               -              14               -               -             14
                             --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows used in
   investing activities                (98)           (220)           (250)           (588)              -         (1,156)
                             --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Net proceeds from
   (repayments of)
   short-term borrowings             5,734          (8,760)         (1,905)          1,650               -         (3,281)
Long-term borrowings                11,000               -               -             276               -         11,276
Long-term repayments               (15,000)              -          (6,061)           (549)              -        (21,610)
Dividends paid                       8,291          (5,915)         (3,021)              -               -           (645)
                             --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
   by / (used in)
   financing activities             10,025         (14,675)        (10,987)          1,377               -        (14,260)
                             --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate

   changes on
   cash and equivalents                  -               -            (104)            (10)              -           (114)
                             --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
   cash and equivalents             (2,892)           (675)          1,246            (332)              -         (2,653)
Cash and cash equivalents
   at beginning of period            4,419           1,881          10,261             506               -         17,067
                             --------------  --------------  --------------  --------------  -------------  --------------
Cash and cash equivalents
   at end of period          $       1,527   $       1,206   $      11,507   $         174   $           -  $      14,414
                             ==============  ==============  ==============  ==============  =============  ==============

CONSOLIDATED  CONDENSED  BALANCE  SHEET
DECEMBER  31,  2001
(audited)


                                                                                                              MacDermid
                                                                             Unrestricted                   Incorporated

                               MacDermid      Guarantor      Nonguarantor    Nonguarantor                        and
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations   Subsidiaries
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and equivalents         $       4,419  $       1,881   $      10,261   $         506   $           -   $      17,067
Accounts receivables, net           14,361         28,107         106,645          15,117               -         164,230
Due (to) from affiliates           246,066       (184,474)        (39,295)        (22,297)              -               -
Inventories                         17,442         35,849          49,314           8,429               -         111,034
Prepaid expenses                       779          2,707           4,582               -               -           8,068
Deferred income taxes                9,781              -           3,451             599               -          13,831
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets               292,848       (115,930)        134,958           2,354               -         314,230

Property, plant and
  equipment, net                    20,231         57,730          54,702          19,819               -         152,482
Goodwill                            16,056         80,221          99,187          27,107               -         222,571
Intangibles, net                         -         11,219          26,106             100               -          37,425
Investments in subsidiaries        231,820        224,640           9,192               -        (465,652)              -
Other assets                        40,529          9,325          12,273           2,050               -          64,177
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     601,484  $     267,205   $     336,418   $      51,430   $    (465,652)  $     790,885
                             =============  ==============  ==============  ==============  ==============  =============

CONSOLIDATED  CONDENSED  BALANCE  SHEET  (continued)
DECEMBER  31,  2001
(audited)


                                                                                                                MacDermid
                                                                               Unrestricted                    Incorporated

                                MacDermid       Guarantor      Nonguarantor    Nonguarantor                        and
                              Incorporated     Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                             ---------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable                $            -   $           -   $       5,898   $       7,063   $           -   $      12,961
Current installments of
   Long-term obligations                  -             148             482           4,984               -           5,614
Accounts, dividend payable            9,273           9,091          28,649          15,018               -          62,031
Accrued expenses                     37,955          18,250          24,138           2,543               -          82,886
Income taxes                         (2,533)          7,785           5,214               2               -          10,468
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities            44,695          35,274          64,381          29,610               -         173,960

Long-term obligations               349,140             802          34,733           9,113               -         393,788
Accrued postretirement                4,218               -           8,055              35               -          12,308
Deferred income taxes                     -            (762)          4,399             727               -           4,364
Other long-term liabilities               -              71             210               -               -             281
Minority interest                         -               -               -           2,753               -           2,753

Shareholders' equity:
Common stock                         46,410             (99)          3,809               3          (3,713)         46,410
Additional paid-in capital           16,923         125,936         100,248          10,260        (236,444)         16,923
Retained earnings                   218,619         126,625         135,166          (1,891)       (259,900)        218,619
Cumulative comprehensive
   income equity
   adjustment, net                  (19,579)        (20,642)        (14,583)            820          34,405         (19,579)
Less cost common shares
   in treasury                      (58,942)              -               -               -               -         (58,942)
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity          203,431         231,820         224,640           9,192        (465,652)        203,431

                             ---------------  --------------  --------------  --------------  --------------  --------------
                             $      601,484   $     267,205   $     336,418   $      51,430   $    (465,652)  $     790,885
                             ===============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2001
(unaudited)


                                                                                                          MacDermid
                                                                         Unrestricted                    Incorporated

                          MacDermid       Guarantor      Nonguarantor    Nonguarantor                        and
                         Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                        --------------  --------------  --------------  --------------  --------------  --------------
Net sales               $      39,456   $      60,673   $     103,436   $      21,978   $     (13,750)  $     211,793

Costs and expenses:
Cost of sales                  26,840          38,353          53,156          20,293         (13,750)        124,892
Selling, technical,
   Administrative              18,798          15,833          28,803           1,969               -          65,403
Amortization                      955           2,592             951             369               -           4,867
Equity in earnings of
   Subsidiaries               (10,212)        (13,781)          1,010               -          22,983               -
Interest income                   (53)           (334)           (199)             (7)              -            (593)
Interest expense                3,943           4,028             967             726               -           9,664
Other expense
   (income), net                  (87)            364             407            (288)              -             396
                        --------------  --------------  --------------  --------------  --------------  --------------

                               40,184          47,055          85,095          23,062           9,233         204,629
                        --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes            (728)         13,618          18,341          (1,084)        (22,983)          7,164

Income taxes benefit
   (expense)                    5,340          (3,406)         (4,560)             74               -          (2,552)
                        --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss)     $       4,612   $      10,212   $      13,781   $      (1,010)  $     (22,983)  $       4,612
                        ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2001
(unaudited)


                                                                                                              MacDermid
                                                                              Unrestricted                   Incorporated

                               MacDermid       Guarantor      Nonguarantor    Nonguarantor                       and
                              Incorporated    Subsidiaries    Subsidiaries    Subsidiaries   Eliminations    Subsidiaries
                           --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows provided
   by (used in)
   operating activities:     $     (48,493)  $      50,702   $        (774)  $      17,970   $           -  $      19,405

Investing activities:
Capital expenditures                (4,227)         (2,057)         (2,838)         (2,782)              -        (11,904)
Proceeds from disposition
   of fixed assets                       -               -           2,120              73               -          2,193
Acquisitions of businesses               -          15,333         (13,432)        (19,657)              -        (17,756)
Dispositions of businesses               -               -           9,415               -               -          9,415
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows (used in)
   provided by
   investing activities             (4,227)         13,276          (4,735)        (22,366)              -        (18,052)
                            --------------  --------------  --------------  --------------  --------------  --------------

Financing activities:
Net proceeds from
   (repayments of)
   short-term borrowings            46,269         (60,592)          3,502           6,021               -         (4,800)
Long-term borrowings                 7,000           3,000          11,100               -               -         21,100
Long-term repayments                (7,284)        (10,833)         (2,164)              -               -        (20,281)
Dividends paid                       6,057           2,266          (8,946)              -               -           (623)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows provided
   by (used in)
   financing activities             52,042         (66,159)          3,492           6,021               -         (4,604)
                            --------------  --------------  --------------  --------------  --------------  --------------

Effect of exchange rate
changes on
   Changes on
   cash and equivalents                  -            (412)         (1,325)           (198)              -         (1,935)
                            --------------  --------------  --------------  --------------  --------------  --------------

Net (decrease) increase in
   cash and equivalents               (678)         (2,593)         (3,342)          1,427               -         (5,186)
Cash and cash equivalents
   at beginning of period            4,979           4,826           7,927               -               -         17,732
                            --------------  --------------  --------------  --------------  --------------  --------------
Cash and cash equivalents
   at end of period          $       4,301   $       2,233   $       4,585   $       1,427   $           -  $      12,546
                            ==============  ==============  ==============  ==============  ==============  ==============



ITEM  2:
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
The following discussion compares the results of operations for the three month period which ended March 31, 2002 to the same period in 2001.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishes: Total sales for the current quarter were $78.4 million, a decrease of $29.7 million, or 27% from $108.1 million in the same period last year. The disposition of certain business at the end of February 2001 resulted in $2.1 million less sales as compared to the same period last year. A negative effect of foreign currency translation of $2.4 million also contributed to the decline in sales. Proprietary sales, excluding the effects of foreign currency translation, were 20% below the same period last year. The proprietary sales decline resulted from lower consumer volume, as virtually all worldwide markets remain soft.
Costs as a percentage of sales were below the same period last year. Less headcount, lower depreciation and other cost reductions all contributed. Gross profit percentage was 53.4% as compared to 50.3% for the same period last year, primarily a result of the previously mentioned cost reductions. ST&A expenses were $31.8 million this quarter, a 16% decrease as compared to $38.0 million for the same period last year, primarily from lower costs of selling associated with the lower sales volume. ST&A as a percentage of sales for the current quarter was 40.6% as compared to 35.1% in the same period last year.
Total amortization charged to earnings was $1.4 million for the three month period ended March 31, 2002. This was $1.7 million less than the same period last year, due to the adoption of SFAS142 which requires that goodwill not be amortized.
As a result of the above, operating profit (after amortization) decreased 35%. Graphic Arts: Total sales for the current quarter were $68.4 million, a decrease of $8.7 million, or 11% from $77.1 million in the same period last year. The underlying sales in all areas of the graphic arts business were below the same period last year as worldwide economies remain soft. A negative effect of foreign currency translation of $1.0 million also contributed to the decline in sales.
Costs as a percentage of sales were below the same period last year as production overheads in the Americas were reduced. As a result, gross profit percentage was 43.0% as compared to 41.4% for the same period last year. Selling, technical and administrative expenses (ST&A) were $18.1 million this quarter, a 5% decrease as compared to $19.0 million for the same period last year, as a result of the elimination of certain management and office support redundancies. ST&A as a percentage of sales for the current quarter was 26.5% as compared to 24.6% in the same period last year.
Total amortization charged to earnings was $0.2 million for the three month period ended March 31, 2002. This was $1.2 million less than the same period last year, due to the adoption of SFAS142 which requires that goodwill not be amortized.
As a result of the above, operating profit (after amortization) decreased 3%. Electronics Manufacturing: Total sales for the current quarter were $20.2 million, a decrease of $6.4 million, or 24% from $26.6 million in the same period last year. The decrease is primarily due to the closure of Dynacircuits, for which sales of $4.6 million were included in the same period last year. A negative effect of foreign currency translation of $1.1 million further reduced reported sales.
Costs as a percentage of sales decreased with the removal of Dynacircuits operations. Gross profit percentage was 14.3% as compared to 2.3% for the same period last year, as a result. ST&A expenses were $1.9 million this quarter, a 24% decrease as compared to $2.5 million for the same period last year, primarily due to the closure of Dynacircuits.
As a result of the above, there was operating income (after amortization) of $1.0 million for the three month period ended March 31, 2002 as compared to an operating loss (after amortization) of $2.3 million for the same period last year.
Consolidated: Total sales for the current quarter, $167.0 million decreased $44.8 million or 21% from $211.8 million in the same period last year. Disposition of business resulted in $2.1 million less sales as compared to the same period last year. There was a $4.5 million negative effect from foreign currency translation which resulted in lower reported sales. These effects reduced sales by approximately 3% as compared to the same period last year.
Without these effects, reported sales would have decreased 18% and proprietary sales, which were roughly 82% of total sales as compared to 78% in the same period last year, would have decreased 15%.
Gross profits decreased 15% for the three month period ended March 31, 2002 as compared to the same period last year, as a result of less proprietary sales. Gross profit as a percentage of sales was 44.4% for the three month period as compared to 41.0% for the same period last year, in large part due to manufacturing cost reductions. In addition, ST&A expenses for the three month period were 13% less than the same period last year, excluding restructuring and impairment costs. The resulting ST&A as a percentage of sales for the three month period was 31.0% as compared to 28.1% for the same period last year. In the three month period ending March 31, 2001, there was $1.1 million for restructuring and $4.8 million for impairment charged to earnings. Total amortization charged to earnings was $1.6 million for the three month period ended March 31, 2002. This was $3.3 million less than the same period last year due to the adoption of SFAS142 as identified above.
Operating profit (after amortization) for the three month period was $20.8 million, an increase of $4.2 million, or approximately 25% more than $16.6 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 35% for the three month period ended March 31, 2002 and 36% for the same period in 2001. The rate difference is mainly a result of non-deductible goodwill charges in the March 31, 2001 period, as well as change in earnings mix from higher to lower taxed jurisdictions.
NET  EARNINGS
Net earnings available to common shareholders for the three month period ended March 31, 2002 increased 59% as compared to the same period last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 6% for the three month period.
The following discussion provides information with respect to changes in financial condition during the three months ended March 31, 2002. Financial Condition
Operating activities during the three months ending March 31, 2002 resulted in a net cash inflow of $12.9 million, as the Corporation was able to continue its proactive reduction of trade accounts receivable and inventory balances. This cash generation was used for capital improvements, dividends to shareholders ($0.02 per common share) and debt repayments. In addition, the Corporation made the first semi-annual interest payment, of $15.7 million, on its senior subordinated bonds Working Capital at March 31, 2002 was $145.5 million as compared to $140.3 million at December 31, 2001. The change in working capital is principally due to movements in other accrued items during the quarter. Capital expenditures were $1.2 million for the three months ended March 31, 2002 as compared with total planned expenditures of approximately $14.0 million for the full year.
The Corporation's financial position remains strong and, other than the debt obligations in the following table, there are no long-range commitments which would have a significant impact upon results of operation, financial condition or liquidity.





($millions)                          This Year    2-4 Years   5 or More Years  Total
                                     ----------  ----------  ----------------  ------
Long-term debt                       $      4.6  $     76.6  $          301.4  $382.6
Capital leases                              1.2         1.2               0.6     3.0
Operating leases                            9.8        10.8               4.2    24.8
                                     ----------  ----------  ----------------  ------
Total contractual cash commitments   $     15.6  $    102.1  $          292.7  $410.4


The Corporation issued 9 1/8% senior subordinated notes effective June 20, 2001, for the face amount of $301.5 million, which pay interest semiannually on January 15th and July 15th and mature in 2011. The Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $175 million. The outstanding balance on the revolving loan facility decreased $12.3 million during the three months ended March 31, 2002. The amounts outstanding on the revolving loan at March 31, 2002, consists of $5.0 million, $36.6 million ( 25.7 million) and $27.0 million (Euro 31.0 million). The Corporation's other uncommitted credit facilities presently total approximately $64 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.
The following table contains other data for the three month periods ended March 31, 2002 and 2001. EBITDA is earnings before interest, taxes, depreciation and amortization. Owner earnings is cash flow from operations less net capital spending. Neither EBITDA nor Owner earnings are intended to represent cash flow from operations as defined by generally accepted accounting principles. These measures should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.



($millions)                         Three Months    Ended March 31,
                                             2002               2001
                                    --------------  -----------------

Cash provided by operations         $        12.9   $           19.4
Cash used in investing activities           ($1.2)            ($18.1)
Cash used in financing activities          ($14.3)             ($4.6)

EBITDA (before one-time costs)      $        27.5   $           33.3

Cash provided by operations         $        12.9   $           19.4
Less: net capital spending                   (1.2)              (9.7)
                                    --------------  -----------------
Owner earnings                      $        11.7   $            9.7



CRITICAL  ACCOUNTING  POLICIES  and  NEW  ACCOUNTING  STANDARDS
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgement based on its understanding and analysis of the relevant circumstances to reach these decisions. However, actual results could differ significantly from the estimates applied.
The  Corporation's  critical  accounting  policies  include  the  following:
The Corporation records sales, including freight charged to customers, when its products are shipped. In addition, commissions and royalties are recorded when earned.
The Corporation values inventory at lower of average cost or replacement market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination historical write-offs, product evolution, usage rates and quantities of stock on hand are considered. The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, principally on the straight-line basis. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments which significantly extend the useful lives are capitalized. Costs and accumulated depreciation and amortization on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings.
The Corporation performs periodic review of the carrying value of long-lived assets for impairment in accordance with SFAS121 and SFAS142. In many instances, projected future cash flows are used to assess the recoverability of long-lived assets of the Corporation. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections.
The Corporation is subject to environmental remediation and also has been identified as a potentially responsible party by the Environmental Protection Agency. In addition, the Corporation has been a party to a number of claims and lawsuits that arise out of the ordinary conduct of business. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.
The Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS123) for its stock options effective April 1, 2001. Previously, and since April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS123 and accounted for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"). As a result of this change, compensation expense is measured using the fair value for options granted after April 1, 2001. The resulting expense is amortized over the period in which it is earned. In the three months ended March 31, 2002 there was $729 charged to expense. The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS143). The Corporation is currently evaluating the impact of SFAS143 and does not expect that adoption of this standard will have a material impact on its results of operation or financial position. The FASB also issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS144). The Corporation has adopted SFAS144 effective January 1, 2002 and adoption of this standard did not materially impact its results of operation or financial position. ENVIRONMENTAL MATTERS
As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) exposes it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site cleanup based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site cleanup that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporations is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve of $2 million, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2 and $11.5 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal  Proceedings
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid will be required to pay fines and penalties totaling $2.5 million, without interest, over six quarterly installments. In addition, $1.5 million will be paid to various local charitable and environmental organizations and causes. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore future results of operations and financial position will not be affected by these arrangements.As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
FORWARD-LOOKING  STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.
All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.

ITEM  3:
                    Quantitative and Qualitative Disclosures
                                About Market Risk
Refer to the Notes to Consolidated Condensed Financial Statements, Note 8 "Market Risk and Contingencies".

PART  II.  OTHER  INFORMATION

ITEM  1  :  Legal  Proceedings
     None.
ITEM  2  :  Changes  in  the  Rights  of  Security  Holders
          None.
ITEM  3  :  Defaults  by  the  Corporation  on  its  Senior  Securities
          None.
ITEM  4  :  Results  of  Votes  of  Security  Holders
     None.
ITEM  5  :  Other  Information
     None.
ITEM  6(a)  :  Exhibits
     None.
ITEM  6(b)  :  Reports  on  Form  8-K
On January 8, 2002, the Corporation filed its Form 8-K to report the hiring of John P. Malfettone as Executive Vice President and Chief Financial Officer of the Corporation. The Form 8-K is incorporated by reference herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)






Date:  May  14,  2002      /s/  Daniel  H.  Leever
       --------------      -----------------------

     Daniel  H.  Leever
     Chairman,  President  and
        Chief  Executive  Officer






Date:  May  14,  2002     /  s  /  John  P.  Malfettone
       --------------     -----------------------------

     John  P.  Malfettone
     Executive  Vice  President  and
     Chief  Financial  Officer