Form 10-Q
period 2002-06-30
MACDERMID INC
filed 2002-08-08
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED  June 30, 2002
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
                                                          ---------------

                                                .
                               ------------------
          Former name, former address or former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at  August  1,  2002
     ----------------------          ---------------------------------
     Common  Stock,  no  par  value                       32,246,830  shares
                             MACDERMID, INCORPORATED
                                      INDEX


                                                                     Page No.
                                                                     --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         June 30, 2002 and December 31, 2001. . . . . . . . . . . .       2-3
       Consolidated Condensed Statements of Earnings
         and Retained Earnings - Six and Three Months Ended
         June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .         4
       Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2002 and 2001. . . . . . . . . .         5
       Notes to Consolidated Condensed Financial Statements . . . .      6-22
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .     23-30
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        30
Part II.   Other Information. . . . . . . . . . . . . . . . . . . .        30
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31
Statement Under Section 906 of the Sarbanes-Oxley Act of 2002 . . .     32-33



                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)



                                             June 30,     December 31,
                                               2002           2001
                                           ------------  --------------
Assets                                     (Unaudited)     (Audited)
Current assets:
Cash and equivalents. . . . . . . . . . .  $     15,693  $       17,067
Accounts and notes receivable, (net
   of allowance for doubtful receivables
   of $16,550 and $14,642). . . . . . . .       163,034         164,230
Inventories
   Finished goods . . . . . . . . . . . .        55,148          57,882
   Raw materials. . . . . . . . . . . . .        52,153          53,152
                                           ------------  --------------
                                                107,301         111,034
Prepaid expenses. . . . . . . . . . . . .         9,697           8,068
Deferred income tax asset . . . . . . . .        14,164          13,831
                                           ------------  --------------
              Total current assets. . . .       309,889         314,230
Property, plant and equipment (net
   of accumulated depreciation of
   $143,718 and $140,234) . . . . . . . .       146,098         152,482
Goodwill (Note 2) . . . . . . . . . . . .       224,635         222,571
Intangibles, (net of accumulated
   amortization of $17,963
   and $36,585) (Note 2). . . . . . . . .        36,262          37,425
Other assets. . . . . . . . . . . . . . .        64,080          64,177
                                           ------------  --------------
                                           $    780,964  $      790,885
                                           ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in Thousands of Dollars Except Share Amounts)



                                                  June 30,     December 31,
                                                    2002           2001
                                                ------------  --------------
Liabilities and shareholders' equity            (Unaudited)     (Audited)
Current liabilities:
Notes payable. . . . . . . . . . . . . . . . .  $     7,540   $      12,961
Current installments of long-term obligations.        6,554           5,614
Accounts and dividends payable . . . . . . . .       67,497          62,031
Accrued expenses (Note 7). . . . . . . . . . .       78,377          82,886
Income taxes . . . . . . . . . . . . . . . . .       11,613          10,468
                                                ------------  --------------
              Total current liabilities. . . .      171,581         173,960

Long-term obligations. . . . . . . . . . . . .      358,680         393,788
Accrued post-retirement and
   postemployment benefits . . . . . . . . . .       12,777          12,308
Deferred income taxes. . . . . . . . . . . . .        4,099           4,364
Other long-term liabilities. . . . . . . . . .        1,177             281
Minority interest. . . . . . . . . . . . . . .        3,189           2,753

Shareholders' equity:
Common stock stated value
   $1.00 per share (Note 3). . . . . . . . . .       46,540          46,410
Additional paid-in capital . . . . . . . . . .       18,815          16,923
Retained earnings. . . . . . . . . . . . . . .      234,334         218,619
Cumulative comprehensive
   income equity adjustments (Note 5). . . . .      (11,183)        (19,579)
Less: cost of treasury shares (Note 3) . . . .      (59,045)        (58,942)
                                                ------------  --------------
              Total shareholders' equity . . .      229,461         203,431
                                                ------------  --------------
                                                $   780,964   $     790,885
                                                ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.



                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)


                                                       Six Months Ended          Three Months Ended
                                                           June 30,                     June 30,
                                                     2002          2001          2002          2001
                                                 ------------  ------------  ------------  ------------
Net sales . . . . . . . . . . . . . . . . . . .  $   343,678   $   396,887   $   176,722   $   185,094

Cost and expenses:
   Cost of sales. . . . . . . . . . . . . . . .      189,177       231,926        96,365       107,035
   Selling, technical, administrative expenses.      107,495       120,050        55,710        54,646
   Amortization . . . . . . . . . . . . . . . .        3,138         6,850         1,570         1,983
   Interest income. . . . . . . . . . . . . . .         (277)         (834)         (136)         (239)
   Interest expense . . . . . . . . . . . . . .       17,944        18,180         8,743         8,516
   Other expense (net). . . . . . . . . . . . .          553         1,054           359           658
                                                 ------------  ------------  ------------  ------------
                                                     318,030       377,226       162,611       172,599
                                                 ------------  ------------  ------------  ------------

Earnings before taxes and
   minority interest. . . . . . . . . . . . . .       25,648        19,661        14,111        12,495
Income taxes. . . . . . . . . . . . . . . . . .       (8,208)       (7,177)       (4,169)       (4,623)

Minority interest . . . . . . . . . . . . . . .         (435)           27          (269)           27
                                                 ------------  ------------  ------------  ------------
Net earnings. . . . . . . . . . . . . . . . . .       17,005        12,511         9,673         7,899

Retained earnings, beginning of period. . . . .      218,619       245,471       225,306       249,460
Cash dividends declared . . . . . . . . . . . .       (1,290)       (1,266)         (645)         (643)
                                                 ------------  ------------  ------------  ------------
Retained earnings, end of period. . . . . . . .  $   234,334   $   256,716   $   234,334   $   256,716
                                                 ============  ============  ============  ============


Net earnings per common share - (Note 4):
   Basic. . . . . . . . . . . . . . . . . . . .  $      0.53   $      0.40   $      0.30   $      0.25
                                                 ============  ============  ============  ============
   Diluted. . . . . . . . . . . . . . . . . . .  $      0.52   $      0.39   $      0.30   $      0.24
                                                 ============  ============  ============  ============


Cash dividends per common share . . . . . . . .  $      0.04   $      0.04   $      0.02   $      0.02
                                                 ============  ============  ============  ============

Weighted average common shares outstanding
   Basic. . . . . . . . . . . . . . . . . . . .   32,224,787    31,312,059    32,228,064    31,491,274
                                                 ============  ============  ============  ============
   Diluted. . . . . . . . . . . . . . . . . . .   32,503,828    32,392,104    32,514,702    32,389,340
                                                 ============  ============  ============  ============

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)



                                                             Six Months Ended June 30,
                                                             2002                 2001
Net cash flows from operating activities. . .  $                   49,953   $  36,120

Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . .                      (2,579)    (14,483)
   Proceeds from disposition of fixed assets.                         299       2,366
   Acquisitions of businesses . . . . . . . .                           -     (15,141)
   Dispositions of businesses . . . . . . . .                           -       9,415
                                               ---------------------------  ----------
   Net cash flows used in
     investing activities . . . . . . . . . .                      (2,280)    (17,843)

Cash flows from financing activities:
   Net proceeds from (repayments of)
     short-term borrowings. . . . . . . . . .                      (9,626)     (7,134)
   Long-term borrowings . . . . . . . . . . .                      68,451     377,795
   Long-term repayments . . . . . . . . . . .                    (107,138)   (381,338)
   Bond financing fees. . . . . . . . . . . .                           -      (6,500)
   Purchase of treasury shares. . . . . . . .                        (103)          -
   Dividends paid . . . . . . . . . . . . . .                      (1,290)     (1,266)
                                               ---------------------------  ----------
   Net cash flows used in
     financing activities . . . . . . . . . .                     (49,706)    (18,443)

Effect of exchange rate changes
   on cash and cash equivalents . . . . . . .                         659      (2,054)
                                               ---------------------------  ----------

   Increase (decrease) in cash and
    cash equivalents. . . . . . . . . . . . .                      (1,374)     (2,220)
Cash and cash equivalents at
   beginning of period. . . . . . . . . . . .                      17,067      17,732
                                               ---------------------------  ----------

Cash and cash equivalents
   at end of period . . . . . . . . . . . . .  $                   15,693   $  15,512
                                               ===========================  ==========

Cash paid for interest. . . . . . . . . . . .  $                   20,854   $  15,441
                                               ===========================  ==========

Cash paid for income taxes. . . . . . . . . .  $                    5,390   $   9,731
                                               ===========================  ==========


See  accompanying  notes  to  consolidated  financial  statements.



                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
Note  1.     Summary  of  Significant  Accounting  Policies
The December 31, 2001 condensed consolidated balance sheet amounts have been derived from the previously audited consolidated balance sheets of MacDermid, Incorporated (the Corporation). The balance of the condensed financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented and are of a normal recurring nature unless otherwise disclosed in this report. The results of operations for the six and three month periods ended June 30, 2002 and 2001 are not necessarily indicative of trends or of the results to be expected for the full year. The statements should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's transition year 2001 Annual Report.

Note  2.     Goodwill  and  Other  Intangible  Assets
Goodwill carrying amounts, identified for the following segments; Advanced Surface Finishes "ASF", Printing Solutions (formerly Graphic Arts) "PS" and Electronics Manufacturing "EM", are as follows:



                                 ASF       PS       EM       Total
                                 --------  -------  -------  --------
Balance as of December 31, 2001  $123,052  $72,130  $27,389  $222,571
Effects of currency translation     1,665      399        -     2,064
                                 --------  -------  -------  --------
Balance as of June 30, 2002 . .  $124,717  $72,529  $27,389  $224,635
                                 ========  =======  =======  ========





Acquired intangible assets            June 30, 2002                     December 31, 2001
                                     ---------------                   -------------------
                            Gross Carrying       Accumulated      Gross Carrying    Accumulated
                                Amount          Amortization          Amount        Amortization
                            ---------------  -------------------  ---------------  --------------
Patents. . . . . . . . . .  $        19,698  $           (7,527)  $        20,865  $      (8,357)
Trademarks . . . . . . . .           27,475              (8,549)           28,281         (8,093)
Others . . . . . . . . . .            7,052              (1,887)           24,864        (20,135)
                            ---------------  -------------------  ---------------  --------------
   Total . . . . . . . . .  $        54,225  $          (17,963)  $        74,010  $     (36,585)
                            ===============  ===================  ===============  ==============



Aggregate estimated amortization expense is expected to approximate $2,700 for each of the fiscal years ended December 31, 2002 - 2006.



                                                Six Months Ended          Three Months Ended
Additional transitional disclosures:                June 30,                    June 30,
                                            2002                2001           2002    2001
                                      -----------------  -------------------  ------  ------
Reported net income. . . . . . . . .  $          17,005  $            12,511  $9,673  $7,899
Add back:  goodwill amortization . .                  -                1,913       -       -
                                      -----------------  -------------------  ------  ------
Adjusted net income. . . . . . . . .  $          17,005  $            14,424  $9,673  $7,899
                                      =================  ===================  ======  ======

Basic earnings per share:
  Reported net income. . . . . . . .  $            0.53  $              0.40  $ 0.30  $ 0.25
  Goodwill amortization. . . . . . .                  -  $              0.06       -       -
                                      -----------------  -------------------  ------  ------
  Adjusted net income. . . . . . . .  $            0.53  $              0.46  $ 0.30  $ 0.25
                                      =================  ===================  ======  ======
Diluted earnings per share:
   Reported net income . . . . . . .  $            0.52  $              0.39  $ 0.30  $ 0.24
   Goodwill amortization . . . . . .                  -  $              0.06       -       -
                                      -----------------  -------------------  ------  ------
  Adjusted net income. . . . . . . .  $            0.52  $              0.45  $ 0.30  $ 0.24
                                      =================  ===================  ======  ======



Note  3.     Common  Share  Data
The following table summarizes common shares issued as of June 30, 2002 and 2001.



                                    2002        2001
                              ----------  ----------
Balance beginning of period.  46,409,757  45,408,464
Shares issued - stock awards     130,000   1,001,293
                              ----------  ----------
Balance end of period. . . .  46,539,757  46,409,757
                              ==========  ==========


The Board of Directors has from time-to-time authorized the purchase of issued and outstanding shares of the Corporation's common stock. Common shares held in treasury, were 14,314,127 at June 30, 2002 and 14,309,654 at December 31, 2001.
There remained authorization to purchase approximately 138,000 common shares at June 30, 2002. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).
Note  4.     Earnings  Per  Common  Share
The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and share warrants outstanding during the period. Earnings per share is calculated based upon net earnings available for common shareholders.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.


                                                 Six Months Ended June 30,            Three Months Ended June 30,
                                             2002                        2001                 2002        2001
                                   -------------------------  ---------------------------  ----------  ----------
Basic common shares . . . . . . .                 32,224,787                   31,312,059  32,228,064  31,491,274
Dilutive effect of stock options.                    279,041                      259,909     286,638     257,155
Dilutive effect of share warrants                          -                      820,136           -     640,911
                                   -------------------------  ---------------------------  ----------  ----------
Diluted common shares . . . . . .                 32,503,828                   32,392,104  32,514,702  32,389,340
                                   =========================  ===========================  ==========  ==========


Note 5. Comprehensive Income and Cumulative Comprehensive Equity Adjustment The components of comprehensive income for the six and three month periods ended June 30, 2002 and 2001 are as follows:


                                                          Six Months Ended June 30,           Three Months Ended June 30,
                                                      2002                          2001                 2002      2001
                                           ---------------------------  -----------------------------  --------  --------
Net earnings. . . . . . . . . . . . . . .  $                   17,005   $                     12,511   $ 9,673   $ 7,899
Other comprehensive income:
  Foreign currency translation adjustment                       8,397                         (5,907)    8,807    (2,744)
  Minimum pension liability . . . . . . .                           -                         (9,670)        -         -
  Hedging activities. . . . . . . . . . .                          (1)                          (258)     (251)     (258)
                                           ---------------------------  -----------------------------  --------  --------
Comprehensive Income. . . . . . . . . . .  $                   25,401   $                     (3,324)  $18,229   $ 4,897
                                           ===========================  =============================  ========  ========


The components of cumulative equity adjustments for comprehensive income as of June 30, 2002 and December 31, 2001 are as follows:


                                          June 30, 2002    December 31, 2001
                                         ---------------  -------------------
Cumulative equity adjustments for:
   Foreign currency translation . . . .  $       (7,952)  $          (16,349)
   Additional minimum pension liability          (2,954)              (2,954)
   Hedging activities . . . . . . . . .            (277)                (276)
                                         ---------------  -------------------
Cumulative comprehensive income . . . .  $      (11,183)  $          (19,579)
                                         ===============  ===================



Note  6.     Segment  Reporting
The Corporation provides development, manufacture and technical service for a large variety of specialty chemical processes and related equipment in two reportable operating segments: Advanced Surface Finishing and Printing
Solutions, which was previously referred to as Graphic Arts. In addition, the Corporation operates a third reportable segment, Electronics Manufacturing, for the design and manufacture of printed circuit boards. These three segments under which the Corporation operates on a worldwide basis are managed separately as each segment has differences in technology and marketing strategies. The chemicals supplied by Advanced Surface Finishing are used for a broad range of purposes including finishing metals and non metallic surfaces, electro-plating metal surfaces, etching, imaging, metalization, high pressure fluids and cleaning. The chemicals supplied by Printing Solutions are used for diverse purposes including offset blankets, printing plates, textile blankets and rubber-based covers for industrial rollers used in the printing industry. The Electronics Manufacturing segment produces a wide variety of both single and double sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are evaluated before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets and certain other long term assets not directly associated with the support of the individual operations.





Segment results of operations:                           Six Months Ended June 30,             Three Months Ended June 30,
                                                     2002                          2001                 2002       2001
                                          ---------------------------  -----------------------------  ---------  ---------
Net sales
   Advanced surface finishing. . . . . .  $                  158,989   $                    195,035   $ 80,558   $ 86,911
   Printing solutions. . . . . . . . . .                     141,851                        151,911     73,498     74,845
   Electronics manufacturing . . . . . .                      42,838                         49,941     22,666     23,338
                                          ---------------------------  -----------------------------  ---------  ---------
     Consolidated net sales. . . . . . .  $                  343,678   $                    396,887   $176,722   $185,094
                                          ---------------------------  -----------------------------  ---------  ---------

Operating income (loss)
   Advanced surface finishing. . . . . .  $                   20,899   $                     30,267   $ 10,805   $ 14,002
   Printing solutions. . . . . . . . . .                      23,822                         24,398     12,554     11,401
   Electronics manufacturing . . . . . .                       2,285                         (3,880)     1,288     (1,990)
   Restructuring and impairment expense.                           -                         (5,874)         -          -
   Amortization expense. . . . . . . . .                      (3,138)                        (6,850)    (1,570)    (1,983)
                                          ---------------------------  -----------------------------  ---------  ---------
     Consolidated operating income . . .  $                   43,868   $                     38,061   $ 23,077   $ 21,430

      Interest income. . . . . . . . . .                         277                            834        136        239
      Interest expense . . . . . . . . .                     (17,944)                       (18,180)    (8,743)    (8,516)
      Other (expense) income, net. . . .                        (553)                        (1,054)      (359)      (658)
      Earnings before income taxes
                                          ---------------------------  -----------------------------  ---------  ---------
        and minority interest. . . . . .  $                   25,648   $                     19,661   $ 14,111   $ 12,495
                                          ===========================  =============================  =========  =========





Segment identifiable assets:  June 30, 2002   December 31, 2001
                              --------------  ------------------
Advanced surface finishing .  $      153,350  $          177,253
Graphic arts . . . . . . . .         430,893             431,353
Electronics manufacturing. .         138,063             132,296
Corporate-wide . . . . . . .          58,658              49,983
                              --------------  ------------------
   Consolidated assets . . .  $      780,964  $          790,885
                              ==============  ==================


Note  7.     Restructuring  Charges  and  Acquisition  Liabilities
The Corporation initiated restructuring programs (included in accrued expenses) each of the two previous fiscal years in order to reduce its manufacturing and operating cost structures.
Transition year ended December 31, 2001 included a $21,264 restructuring charge, representing management and office support redundancies. The resulting cash payments and other charges, including cash payments of $1,948 for the six months ended June 30, 2002, are summarized, cumulative, since inception, on the following table:



                                      Cash     Non-cash
                        Inception   Payments    Charges   Balance
                        ----------  ---------  ---------  --------
Severance. . . . . . .  $    2,918  $   2,004  $       -  $    914
Lease/asset write-offs      18,346          -     15,644     2,702
                        ----------  ---------  ---------  --------
   Total . . . . . . .  $   21,264  $   2,004  $  15,644  $  3,616
                        ==========  =========  =========  ========


Fiscal year ended March 31, 2001 included a $6,663 restructuring charge, primarily representing management and office support redundancies. The resulting cash payments and other charges, including cash payments of $22 for the six months ended June 30, 2002, are summarized, cumulative, since inception, on the following table:


                                      Cash     Non-cash
                        Inception   Payments    Charges   Balance
                        ----------  ---------  ---------  --------
Severance. . . . . . .  $    6,133  $   5,798  $     335  $      -
Lease/asset write-offs         530        106        424         -
                        ----------  ---------  ---------  --------
   Total . . . . . . .  $    6,663  $   5,904  $     759  $      -
                        ==========  =========  =========  ========


The Corporation established liabilities (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities. See market risk and contingencies,
Note  8,  regarding  environmental  activity.
The following table summarizes the cumulative activity to this account, since inception, including cash payments of $60 for the six months ended June 30, 2002:



               Inception   Adjustments  Payments  Balance
               ----------  -----------  --------  --------
Facilities. .  $    4,200          885     3,365  $  1,720
Redundancies.       2,050        3,100     5,150         -
Environmental       2,000            -       120     1,880
               ----------  -----------  --------  --------
   Total. . .  $    8,250        3,985     8,635  $  3,600
               ==========  ===========  ========  ========


Note  8.     Market  Risk  and  Contingencies
Market  Risk
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. The Corporation has entered into interest rate swaps, a portion of which have been designated as hedging instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. At June 30, 2002, the aggregate notional amount covers 85% of its borrowings on this credit facility. The resulting weighted-average fixed interest rate is 5.6% under this facility. The Corporation further reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. For additional information, see the financial information for guarantors of the Corporation's bond offering, Note 9. Based upon expected levels of borrowing in 2002 and providing for swap protection, an increase in interest rates of 100 basis points would result in an incremental interest expense of less than $100. The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 55% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. For the six month period ending June 30, 2002, there was a negative impact on earnings of approximately $0.01 per share, or approximately 2%. The impact on operating cash flows has been less than $2,600 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 60% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has certain other supply agreements for raw material inventories but has chosen not to enter into any price hedging with its suppliers for commodities.
Contingencies
Environmental: As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.

Note  8.     Market  Risk  and  Contingencies  (continued)
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2,000. The Corporation estimates the range of cleanup costs at its Canning sites between $2,000 and $11,500. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2,000, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. See restructuring charges and acquisition liabilities, Note 7.
The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On June 25, 2002, the U.S. Environmental Protection Agency brought an administrative complaint against the Adams, Massachusetts manufacturing facility owned by MacDermid Graphic Arts, Inc., alleging that the facility violated certain regulations and permit requirements regarding air emissions and related record keeping matters. The allegations arise primarily out of conduct that allegedly occurred prior to the Corporation's acquisition of the facility through its December 1999 acquisition of Polyfibron Technologies, Inc. The complaint seeks $0.3 million in penalties. The Corporation's subsidiary has responded to the complaint and will engage a defense to the allegations. The Corporation currently believes that this matter will not have a material impact on its future results of operations and financial position. On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 and $10 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid will be required to pay fines and penalties totaling $2,500, without interest, over six quarterly installments. In addition, $1,550 will be paid to various local charitable and environmental organizations and causes. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore future results of operations and financial position will not be affected by these arrangements.

Note  8.     Market  Risk  and  Contingencies  (continued)
Other Concentrations: The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in the printing industry used for a wide variety of applications, including offset blankets, printing plates, textile blankets and rubber based covers for industrial rollers, while 30% of the business is concentrated in the electronics industry, between manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products as well as the manufacture of printed circuit boards. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
Note  9.     Financial  Information  for  Guarantors  of  the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("bond offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This bond offering is guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("guarantors"). The guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the bond offering. The Corporation's unrestricted subsidiaries that result from the January 2001 Eurocir acquisition and its foreign subsidiaries are not guarantors of the indebtedness under the bond offering. The following financial information is presented to give additional disclosures to the Corporation's consolidated condensed financial statements, with respect to: a) the parent (MacDermid, Incorporated as the issuer), b) the guarantors, c) the non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Corporation on a consolidated basis for and as of the the fiscal periods ended June 30, 2002 and 2001 and December 31, 2001. The equity method has been used by the Corporation with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Corporation's transition year 2001 annual report of the Corporation.


CONSOLIDATED  CONDENSED  BALANCE  SHEET
JUNE  30,  2002
(unaudited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                   INCORPORATED

                               MACDERMID      GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   SUBSIDIARIES
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and equivalents. . . .  $         818  $       1,428   $      13,006   $         441   $           -   $      15,693
Accounts receivables, net .         12,890         28,765         103,722          17,657               -         163,034
Due (to) from affiliates. .        175,424       (102,216)        (46,895)        (26,313)              -               -
Inventories . . . . . . . .         15,384         29,718          52,619           9,580               -         107,301
Prepaid expenses. . . . . .            611          3,828           5,079             179               -           9,697
Deferred income taxes . . .          9,781              -           3,717             666               -          14,164
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets. . . .        214,908        (38,477)        131,248           2,210               -         309,889

Property, plant and
  equipment, net. . . . . .         15,428         54,843          55,431          20,396               -         146,098
Goodwill. . . . . . . . . .         13,240         67,972         116,316          27,107               -         224,635
Intangibles, net. . . . . .              -         10,548          25,615              99               -          36,262
Investments in subsidiaries        325,995        240,049           7,680               -        (573,724)              -
Other assets. . . . . . . .         40,574          9,041          11,440           3,025               -          64,080
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     610,145  $     343,976   $     347,730   $      52,837   $    (573,724)  $     780,964
                             =============  ==============  ==============  ==============  ==============  =============



CONSOLIDATED  CONDENSED  BALANCE  SHEET  (CONTINUED)
JUNE  30,  2002
(unaudited)


                                                                                                                MACDERMID
                                                                               UNRESTRICTED                    INCORPORATED

                                MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                              INCORPORATED     SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                             ---------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND . . . . . .  SHAREHOLDERS'    EQUITY
Current liabilities:
Notes payable . . . . . . .  $            -   $           -   $       2,612   $       4,928   $           -   $       7,540
Current installments of
   Long-term obligations. .               -             146             405           6,003               -           6,554
Accounts, dividend payable.           7,416           9,174          34,944          15,963               -          67,497
Accrued expenses. . . . . .          35,111          14,908          24,652           3,706               -          78,377
Income taxes. . . . . . . .          10,722          (6,320)          6,831             380               -          11,613
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities .          53,249          17,908          69,444          30,980               -         171,581

Long-term obligations . . .         318,286             771          29,607          10,016               -         358,680
Accrued postretirement. . .           9,149               -           3,628               -               -          12,777
Deferred income taxes . . .               -            (760)          4,051             808               -           4,099
Other long-term liabilities               -              62             951             164               -           1,177
Minority interest . . . . .               -               -               -           3,189               -           3,189

Shareholders' equity:
Common stock. . . . . . . .          46,540             (99)          3,809               3          (3,713)         46,540
Additional paid-in capital.          18,815         186,804          96,476          10,260        (293,540)         18,815
Retained earnings . . . . .         234,334         148,353         142,766          (1,858)       (289,261)        234,334
Cumulative comprehensive
   income equity
   adjustment, net. . . . .         (11,183)         (9,063)         (3,002)           (725)         12,790         (11,183)
Less cost common shares
   in treasury. . . . . . .         (59,045)              -               -               -               -         (59,045)
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity.         229,461         325,995         240,049           7,680        (573,724)        229,461
                             ---------------  --------------  --------------  --------------  --------------  --------------

                             $      610,145   $     343,976   $     347,730   $      52,837   $    (573,724)  $     780,964
                             ===============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2002
(unaudited)


                                                                                                             MACDERMID
                                                                            UNRESTRICTED                    INCORPORATED

                             MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                            INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                           --------------  --------------  --------------  --------------  --------------  --------------
Net sales . . . . . . . .  $      50,212   $      93,842   $     165,504   $      42,838   $      (8,718)  $     343,678

Costs and expenses:
Cost of sales . . . . . .         29,297          45,784          86,270          36,544          (8,718)        189,177
Selling, technical,
   administrative . . . .         29,111          22,626          51,749           4,009               -         107,495
Amortization. . . . . . .          1,730             821             573              14               -           3,138
Equity in earnings of
   subsidiaries . . . . .        (28,465)        (16,550)            (33)              -          45,048               -
Interest income . . . . .            (40)            (52)           (171)            (14)              -            (277)
Interest expense. . . . .          8,391           5,246           2,989           1,318               -          17,944
Other expense
   (income), net. . . . .            788            (160)            (93)             18               -             553
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  40,812          57,715         141,284          41,889          36,330         318,030
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   And minority interest.          9,400          36,127          24,220             949         (45,048)         25,648
Income taxes benefit
   (expense). . . . . . .          7,605          (7,662)         (7,670)           (481)              -          (8,208)
Minority interest . . . .              -               -               -            (435)              -            (435)
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $      17,005   $      28,465   $      16,550   $          33   $     (45,048)  $      17,005
                           ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2002
(unaudited)



                                                                                                             MACDERMID
                                                                            UNRESTRICTED                    INCORPORATED

                             MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                            INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                           --------------  --------------  --------------  --------------  --------------  --------------
Net sales . . . . . . . .  $      25,416   $      47,551   $      85,584   $      22,666   $      (4,495)  $     176,722

Costs and expenses:
Cost of sales . . . . . .         14,744          22,564          44,295          19,257          (4,495)         96,365
Selling, technical,
   administrative . . . .         14,789          11,590          27,209           2,122               -          55,710
Amortization. . . . . . .            864             411             288               7               -           1,570
Equity in earnings of
   subsidiaries . . . . .        (15,369)         (8,980)            (84)              -          24,433               -
Interest income . . . . .            (18)            (19)            (91)             (8)              -            (136)
Interest expense. . . . .          4,375           2,240           1,459             669               -           8,743
Other expense
   (income), net. . . . .            330              20               5               4               -             359
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  19,715          27,826          73,081          22,051          19,938         162,611
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   And minority interest.          5,701          19,725          12,503             615         (24,433)         14,111
Income taxes benefit
   (expense). . . . . . .          3,972          (4,356)         (3,523)           (262)              -          (4,169)
Minority interest . . . .              -               -               -            (269)              -            (269)
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $       9,673   $      15,369   $       8,980   $          84   $     (24,433)  $       9,673
                           ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2002
(unaudited)


                                                                                                               MACDERMID
                                                                               UNRESTRICTED                   INCORPORATED

                                MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                       AND
                               INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    SUBSIDIARIES
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows (used in)
   provided by
   operating activities: . .  $      10,778   $       9,873   $      26,524   $       2,778   $           -  $      49,953

Investing activities:
Capital expenditures . . . .           (526)           (522)           (636)           (895)              -         (2,579)
Proceeds from disposition
   of fixed assets . . . . .              -               -             147             152               -            299
Net cash flows used in
                              --------------  --------------  --------------  --------------  -------------  --------------
   investing activities. . .           (526)           (522)           (489)           (743)              -         (2,280)
                              --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Net proceeds from
   (repayments of)
   short-term borrowings . .        (31,490)         (2,432)         27,636          (3,340)              -         (9,626)
Long-term borrowings . . . .         65,500               -               -           2,951               -         68,451
Long-term repayments . . . .        (58,000)              -         (47,392)         (1,746)              -       (107,138)
Purchase of treasury shares.           (103)              -               -               -               -           (103)
Dividends paid . . . . . . .         10,240          (7,372)         (4,158)              -               -         (1,290)
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
   by / (used in)
   financing activities. . .        (13,853)         (9,804)        (23,914)         (2,135)              -        (49,706)
                              --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate

   changes on
   cash and equivalents. . .              -               -             624              35               -            659
                              --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
   cash and equivalents. . .         (3,601)           (453)          2,745             (65)              -         (1,374)
Cash and cash equivalents
   at beginning of period. .          4,419           1,881          10,261             506               -         17,067
                              --------------  --------------  --------------  --------------  -------------  --------------
Cash and cash equivalents
   at end of period. . . . .  $         818   $       1,428   $      13,006   $         441   $           -  $      15,693
                              ==============  ==============  ==============  ==============  =============  ==============


CONSOLIDATED  CONDENSED  BALANCE  SHEET
DECEMBER  31,  2001
(audited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                   INCORPORATED

                               MACDERMID      GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   SUBSIDIARIES
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and equivalents. . . .  $       4,419  $       1,881   $      10,261   $         506   $           -   $      17,067
Accounts receivables, net .         14,361         28,107         106,645          15,117               -         164,230
Due (to) from affiliates. .        246,066       (184,474)        (39,295)        (22,297)              -               -
Inventories, net. . . . . .         17,442         35,849          49,314           8,429               -         111,034
Prepaid expenses. . . . . .            779          2,707           4,582               -               -           8,068
Deferred income taxes . . .          9,781              -           3,451             599               -          13,831
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets. . . .        292,848       (115,930)        134,958           2,354               -         314,230

Property, plant and
  equipment, net. . . . . .         20,231         57,730          54,702          19,819               -         152,482
Goodwill. . . . . . . . . .         16,056         80,221          99,187          27,107               -         222,571
Intangibles, net. . . . . .              -         11,219          26,106             100               -          37,425
Investments in subsidiaries        231,820        224,640           9,192               -        (465,652)              -
Other assets. . . . . . . .         40,529          9,325          12,273           2,050               -          64,177
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     601,484  $     267,205   $     336,418   $      51,430   $    (465,652)  $     790,885
                             =============  ==============  ==============  ==============  ==============  =============


CONSOLIDATED  CONDENSED  BALANCE  SHEET  (CONTINUED)
DECEMBER  31,  2001
(audited)


                                                                                                                MACDERMID
                                                                               UNRESTRICTED                    INCORPORATED

                                MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                              INCORPORATED     SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                             ---------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND . . . . . .  SHAREHOLDERS'    EQUITY
Current liabilities:
Notes payable . . . . . . .  $            -   $           -   $       5,898   $       7,063   $           -   $      12,961
Current installments of
   Long-term obligations. .               -             148             482           4,984               -           5,614
Accounts, dividend payable.           9,273           9,091          28,649          15,018               -          62,031
Accrued expenses. . . . . .          37,955          18,250          24,138           2,543               -          82,886
Income taxes. . . . . . . .          (2,533)          7,785           5,214               2               -          10,468
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities .          44,695          35,274          64,381          29,610               -         173,960

Long-term obligations . . .         349,140             802          34,733           9,113               -         393,788
Accrued postretirement. . .           4,218               -           8,055              35               -          12,308
Deferred income taxes . . .               -            (762)          4,399             727               -           4,364
Other long-term liabilities               -              71             210               -               -             281
Minority interest . . . . .               -               -               -           2,753               -           2,753

Shareholders' equity:
Common stock. . . . . . . .          46,410             (99)          3,809               3          (3,713)         46,410
Additional paid-in capital.          16,923         125,936         100,248          10,260        (236,444)         16,923
Retained earnings . . . . .         218,619         126,625         135,166          (1,891)       (259,900)        218,619
Cumulative comprehensive
   income equity
   adjustment, net. . . . .         (19,579)        (20,642)        (14,583)            820          34,405         (19,579)
Less cost common shares
   in treasury. . . . . . .         (58,942)              -               -               -               -         (58,942)
                             ---------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity.         203,431         231,820         224,640           9,192        (465,652)        203,431
                             ---------------  --------------  --------------  --------------  --------------  --------------

                             $      601,484   $     267,205   $     336,418   $      51,430   $    (465,652)  $     790,885
                             ===============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2001
(unaudited)


                                                                                                          MACDERMID
                                                                         UNRESTRICTED                    INCORPORATED

                          MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                         INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                        --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . .  $      68,503   $     117,577   $     193,160   $      42,213   $     (24,566)  $     396,887

Costs and expenses:
Cost of sales. . . . .         45,658          71,719         100,890          38,225         (24,566)        231,926
Selling, technical,
   Administrative. . .         30,392          31,753          54,118           3,787               -         120,050
Amortization . . . . .            955           3,389           2,135             371               -           6,850
Equity in earnings of
   Subsidiaries. . . .        (21,745)        (23,890)          1,386               -          44,249               -
Interest income. . . .           (109)           (383)           (328)            (14)              -            (834)
Interest expense . . .          8,659           7,179             859           1,483               -          18,180
Other expense
   (income), net . . .            122             528             596            (192)              -           1,054
                        --------------  --------------  --------------  --------------  --------------  --------------

                               63,932          90,295         159,656          43,660          19,683         377,226
                        --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes.          4,571          27,282          33,504          (1,447)        (44,249)         19,661

Income taxes benefit
   (expense) . . . . .          7,940          (5,537)         (9,614)             34               -          (7,177)
Minority interest. . .              -               -               -              27               -              27
                        --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). .  $      12,511   $      21,745   $      23,890   $      (1,386)  $     (44,249)  $      12,511
                        ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2001
(unaudited)


                                                                                                          MACDERMID
                                                                         UNRESTRICTED                    INCORPORATED

                          MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                         INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                        --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . .  $      29,047   $      56,904   $      89,724   $      20,235   $     (10,816)  $     185,094

Costs and expenses:
Cost of sales. . . . .         18,819          33,366          47,734          17,932         (10,816)        107,035
Selling, technical,
   Administrative. . .         11,593          15,920          25,315           1,818               -          54,646
Amortization . . . . .              -             796           1,185               2               -           1,983
Equity in earnings of
   Subsidiaries. . . .        (11,533)        (10,109)            376               -          21,266               -
Interest income. . . .            (55)            (48)           (129)             (7)              -            (239)
Interest expense . . .          4,716           3,151            (108)            757               -           8,516
Other expense
   (income), net . . .            210             164             188              96               -             658
                        --------------  --------------  --------------  --------------  --------------  --------------

                               23,750          43,240          74,561          20,598          10,450         172,599
                        --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes.          5,297          13,664          15,163            (363)        (21,266)         12,495

Income taxes benefit
   (expense) . . . . .          2,602          (2,131)         (5,054)            (40)              -          (4,623)
Minority interest. . .              -               -               -              27               -              27
                        --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). .  $       7,899   $      11,533   $      10,109   $        (376)  $     (21,266)  $       7,899
                        ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2001
(unaudited)


                                                                                                              MACDERMID
                                                                              UNRESTRICTED                   INCORPORATED

                               MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                       AND
                              INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows provided
   by (used in)
   operating activities:. .  $     (51,501)  $      61,321   $       8,857   $      17,443   $           -  $      36,120

Investing activities:
Capital expenditures. . . .         (4,246)         (2,284)         (3,922)         (4,031)              -        (14,483)
Proceeds from disposition
   of fixed assets. . . . .             21               -           2,186             159               -          2,366
Acquisitions of businesses.              -          15,333         (13,432)        (17,042)              -        (15,141)
Dispositions of businesses.              -               -           9,415               -               -          9,415
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows (used in)
   provided by
   investing activities . .         (4,225)         13,049          (5,753)        (20,914)              -        (17,843)
                            --------------  --------------  --------------  --------------  --------------  --------------

Financing activities:
Net proceeds from
   (repayments of)
   short-term borrowings. .         49,339         (61,415)            791           4,151               -         (7,134)
Long-term borrowings. . . .        317,008           3,000          57,787               -               -        377,795
Long-term repayments. . . .       (311,094)        (20,645)        (49,599)              -               -       (381,338)
Bond financing fees . . . .         (6,500)              -               -               -               -         (6,500)
Dividends paid. . . . . . .          9,014             766         (11,046)              -               -         (1,266)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows provided
   by (used in)
   financing activities . .         57,767         (78,294)         (2,067)          4,151               -        (18,443)
                            --------------  --------------  --------------  --------------  --------------  --------------

Effect of exchange rate
changes on
   Changes on
   cash and equivalents . .              -            (412)         (1,445)           (197)              -         (2,054)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net (decrease) increase in
   cash and equivalents . .          2,041          (4,336)           (408)            483               -         (2,220)
Cash and cash equivalents
   at beginning of period .          4,979           4,826           7,927               -               -         17,732
                            --------------  --------------  --------------  --------------  --------------  --------------
Cash and cash equivalents
   at end of period . . . .  $       7,020   $         490   $       7,519   $         483   $           -  $      15,512
                            ==============  ==============  ==============  ==============  ==============  ==============



ITEM  2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD WHICH ENDED JUNE 30, 2002 TO THE SAME PERIOD IN 2001.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Total sales for the current quarter were $80.6 million, a decrease of $6.3 million, or 7% from $86.9 million in the same period last year. This is net of a positive foreign currency translation effect of $1.1 million. Proprietary sales, excluding the effects of foreign currency translation, were 6% below the same period last year. The proprietary sales decline resulted from lower consumer volume in the worldwide electronics industry.
Costs as a percentage of sales were well below the same period last year. Lower costs were significantly influenced by the closure of a North American production facility. Gross profit percentage was 55.8% as compared to 51.7% for the same period last year, in a large part, the result of the previously mentioned facility closure and other cost reduction efforts. Selling, technical and administrative expenses (ST&A) were $34.2 million this quarter, a 10% increase as compared to $31.0 million for the same period last year. The increase is primarily from higher insurance costs and an additional provision for bad debts due to increased customer receivable risk with the current electronics business conditions, as well as, a $0.6 million foreign currency translation effect. ST&A as a percentage of sales for the current quarter was 42.4% as compared to 35.6% in the same period last year.
Total amortization charged to earnings was $1.4 million for the three month period ended June 30, 2002. This was $0.4 million less than the same period last year.
As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) decreased 23% from $12.1 million to $9.3 million. Printing Solutions: Printing solutions is the Corporation's business segment that has previously been referred to as graphic arts. Total sales for the current quarter were $73.5 million, a decrease of $1.3 million, or 2% from $74.8 million in the same period last year. This is net of a positive foreign currency translation effect of $0.7 million. The underlying sales in all areas of the printing solutions business were weak as compared to the same period last year as worldwide economies remain soft.
Costs as a percentage of sales were slightly below the same period last year even as production overheads in the Americas increased. Gross profit percentage was 43.5% as compared to 43.4% for the same period last year. ST&A expenses were $19.4 million this quarter, an 8% decrease as compared to $21.0 million for the same period last year, as a result of the elimination of certain management and office support redundancies. ST&A as a percentage of sales for the current quarter was 26.4% as compared to 28.1% in the same period last year. Total amortization charged to earnings was $0.2 million for the three month period ended June 30, 2002, similar to the same period last year.
As a result of the factors discussed above, printing solutions operating profit (after amortization) increased 10% from $11.3 million to $12.4 million. Electronics Manufacturing: Total sales for the current quarter were $22.7 million, a decrease of $0.6 million, or 3% from $23.3 million in the same period last year. This is net of a positive effect of foreign currency translation of $1.1 million. The decrease is due to the closure of Dynacircuits, for which sales of $3.1 million were included in the same period last year.
Costs as a percentage of sales decreased with the removal of the Dynacircuits operation. Gross profit percentage was 15.0% as compared to 2.8% for the same period last year, as a result. ST&A expenses were $2.1 million this quarter, a 20% decrease as compared to $2.7 million for the same period last year, primarily due to the closure of Dynacircuits.
As a result of the factors discussed above, electronics manufacturing had operating income (after amortization) of $1.3 million for the three month period ended June 30, 2002 as compared to an operating loss (after amortization) of $2.0 million for the same period last year.
Consolidated: Total sales for the current quarter, $176.7 million decreased $8.4 million or 5% from $185.1 million in the same period last year. This is net of a $2.9 million positive effect from foreign currency translation which resulted in higher reported sales. Without this effect, reported sales would have decreased 6% and proprietary sales, which were roughly 82% of total sales as compared to 81% in the same period last year, would have decreased 4%. Gross profits increased 3% for the three month period ended June 30, 2002 as compared to the same period last year, in spite of less proprietary sales, due to the closure of production facilities in each of the three business segments. Gross profit as a percentage of sales was 45.5% for the three month period as compared to 42.2% for the same period last year. ST&A expenses were similar to the same period last year. The resulting ST&A as a percentage of sales for the three month period was 31.5% as compared to 29.5% for the same period last year. Total amortization charged to earnings was $1.6 million for the three month period ended June 30, 2002. This was $0.4 million less than the same period last year.
Operating profit (after amortization) for the three month period was $23.0 million, an increase of $1.6 million, or approximately 7% more than $21.4 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 30% for the three month period ended June 30, 2002 and 37% for the same period in 2001. The rate difference is mainly a result of a change in earnings mix from higher to lower taxed jurisdictions during fiscal 2002.
NET  EARNINGS
Net earnings available to common shareholders for the three month period ended June 30, 2002 increased 22% as compared to the same period last year. Foreign currency translation, although favorable, did not have a measurable effect on reported earnings for the three month period.

THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD WHICH ENDED JUNE 30, 2002 TO THE SAME PERIOD IN 2001.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Total sales for the six months ended June 30, 2002 were $159.0 million, a decrease of $36.0 million, or 18% from $195.0 million in the same period last year. The disposition of certain business at the end of February 2001 resulted in $2.1 million less sales as compared to the same period last year. A negative effect of foreign currency translation of $1.2 million also contributed to the decline in sales. Proprietary sales, excluding the effects of foreign currency translation, were 14% below the same period last year. The proprietary sales decline resulted from lower consumer volume, as the worldwide electronics industry remains soft.
Costs as a percentage of sales for the six month period were below the same period last year. The closure of a North American production facility and certain other cost reductions contributed. Gross profit percentage was 54.6% as compared to 50.9% for the same period last year, primarily a result of the previously mentioned cost reductions. ST&A expenses were $66.0 million for the six month period, a 4% decrease as compared to $69.1 million for the same period last year, primarily from lower costs of selling associated with the lower sales volume and reduced administrative costs due to the previous years restructuring. ST&A as a percentage of sales for the six month period was 41.5% as compared to 35.4% in the same period last year.
Total amortization charged to earnings was $2.8 million for the six month period ended June 30, 2002. This was $2.2 million less than the same period last year, due to the adoption of SFAS142 which requires that goodwill not be amortized. As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) decreased 29% from $25.3 million to $18.1 million. Printing Solutions: Total sales for the six months ended June 30, 2002 were $141.9 million, a decrease of $10.0 million, or 7% from $151.9 million in the same period last year. The underlying sales in all areas of the printing solutions business were below the same period last year as worldwide economies remain soft. A negative effect of foreign currency translation of $0.3 million did not materially impact the reported decline in sales.
Costs as a percentage of sales were below the same period last year as costs have recently started to decline due to the closure of a North American production facility, while otherwise production overheads remained constant. As a result, gross profit percentage for the six month period was 43.2% as compared to 42.4% for the same period last year. ST&A expenses were $37.5 million for the six month period, a 6% decrease as compared to $40.0 million for the same period last year, as a result of the elimination of certain management and office support redundancies. ST&A as a percentage of sales for the six month period was 26.4% as compared to 26.3% in the same period last year. Total amortization charged to earnings was $0.3 million for the six month period ended June 30, 2002. This was $1.2 million less than the same period last year, due to the adoption of SFAS142 which requires that goodwill not be amortized. As a result of the factors discussed above, printing solutions operating profit (after amortization) increased 3% from $22.9 million to $23.5 million. Electronics Manufacturing: Total sales for the six months ended June 30, 2002 were $42.8 million, a decrease of $7.1 million, or 14% from $49.9 million in the same period last year. The decrease is due to the closure of Dynacircuits, for which sales of $7.7 million were included in the previous year.
Costs as a percentage of sales decreased with the removal of the Dynacircuits operation. Gross profit percentage was 14.7% as compared to 2.5% for the same period last year, as a result. ST&A expenses were $4.0 million for the six month period, a 21% decrease as compared to $5.1 million for the same period last year, primarily due to the closure of Dynacircuits.
As a result of the factors discussed above, electronics manufacturing had operating income (after amortization) of $2.3 million for the six month period ended June 30, 2002 as compared to an operating loss (after amortization) of $4.3 million for the same period last year.
Consolidated: Total sales for the six months ended June 30, 2002, $343.7 million decreased $53.2 million or 13% from $396.9 million in the same period last year. Disposition of business resulted in $2.1 million less sales as compared to the same period last year. There was a $1.5 million negative effect from foreign currency translation which resulted in lower reported sales. These effects combined reduced sales by approximately 1% as compared to the same period last year. Without these effects, reported sales would have decreased 12% and proprietary sales, which were roughly 82% of total sales as compared to 80% in the same period last year, would have decreased 10%.
Gross profits decreased 6% for the six month period ended June 30, 2002 as compared to the same period last year, as a result of less proprietary sales. Gross profit as a percentage of sales was 45.0% for the six month period as compared to 41.6% for the same period last year, in large part due to manufacturing cost reductions, including plant closures. In addition, ST&A expenses for the six month period were 6% less than the same period last year, excluding restructuring and impairment costs. The resulting ST&A as a percentage of sales for the six month period was 31.3% as compared to 28.8% for the same period last year.
In the six month period ending June 30, 2001, there was $1.1 million for restructuring and $4.8 million for impairment charged to earnings. Total amortization charged to earnings was $3.1 million for the six month period ended June 30, 2002. This was $3.7 million less than the same period last year due to the adoption of SFAS142 as previously mentioned.
Operating profit (after amortization) for the six month period was $43.9 million, an increase of $5.8 million, or approximately 15% more than $38.1 million for the same period last year. When excluding the effects of restructuring and impairment charges in the prior year, operating profit for the six month period was flat to the prior year.

PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 32% for the six month period ended June 30, 2002 and 37% for the same period in 2001. This reduction in the income tax rate is mainly a result of the change in earnings mix from higher to lower taxed jurisdictions, during the six months ended June 30, 2002. NET EARNINGS
Net earnings available to common shareholders for the six month period ended June 30, 2002 increased 36% as compared to the same period last year. Foreign currency translation had the effect of reducing the reported earnings by approximately 2% for the six month period.
THE FOLLOWING DISCUSSION PROVIDES INFORMATION WITH RESPECT TO CHANGES IN FINANCIAL CONDITION DURING THE SIX MONTHS ENDED JUNE 30, 2002. Financial Condition
Operating activities during the six months ending June 30, 2002 resulted in a net cash inflow of $50.0 million, primarily through reductions of trade accounts receivable and inventory balances. This cash generation was used for dividends to shareholders ($1.3 million, or $0.04 per common share), debt repayments
($38.7 million) and capital improvements ($2.6 million). In addition, the Corporation made the first semi-annual interest payment, of $15.7 million, on its senior subordinated bonds Working Capital at June 30, 2002 was $138.3 million as compared to $140.3 million at December 31, 2001. The change in working capital is principally due to inventory reductions somewhat offset by movements in other accrued items during the period.
Capital expenditures of $2.6 million for the six months ended June 30, 2002 compares with total planned expenditures of approximately $14.0 million for the full year.
The Corporation's financial position remains strong and, other than the debt obligations in the following table, there are no long-range commitments which would have a significant impact upon results of operation, financial condition or liquidity.




($millions) . . . . . . . . . . . .  This Year    2-4 Years   5 or More Years  Total
                                     ----------  ----------  ----------------  ------
Long-term debt. . . . . . . . . . .  $      5.3  $     55.6  $          301.4  $362.3
Capital leases. . . . . . . . . . .         1.3         1.0               0.6     2.9
Operating leases. . . . . . . . . .         9.8        10.8               4.2    24.8
                                     ----------  ----------  ----------------  ------
Total contractual cash commitments.  $     16.4  $     67.4  $          306.2  $390.0



The Corporation issued 9 1/8% senior subordinated notes effective June 20, 2001, for the face amount of $301.5 million, which pay interest semiannually on January 15th and July 15th and mature in 2011. The Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $175 million. The outstanding balance on the revolving loan facility decreased $35.7 million during the six months ended June 30, 2002. The amounts outstanding on the revolving loan at June 30, 2002, consists of $16.5 million and $28.7 million (Euro 28.9 million). The Corporation's other uncommitted credit facilities presently total approximately $64 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.
The following table contains other data for the six and three month periods ended June 30, 2002 and 2001. EBITDA is earnings before interest, taxes, depreciation and amortization. Owner earnings is cash flow from operations less net capital spending. Neither EBITDA nor owner earnings are intended to represent cash flow from operations as defined by generally accepted accounting principles. These measures should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.





($millions)                                                       Six Months Ended June 30,          Three Months Ended June 30,
                                                             2002                          2001                 2002      2001
                                                  ---------------------------  -----------------------------  --------  --------
Cash provided by operations. . . . . . . . . . .  $                     50.0   $                       36.1   $  37.1   $  16.7
Cash (used in)/provided by investing activities.                       ($2.3)                        ($17.8)    ($1.1)  $   0.3
Cash used in financing activities. . . . . . . .                      ($49.7)                        ($18.4)   ($35.4)   ($13.8)

EBITDA (before one-time costs) . . . . . . . . .  $                     57.2   $                       61.9   $  29.7   $  28.6

Cash provided by operations. . . . . . . . . . .  $                     50.0   $                       36.1   $  37.1   $  16.7
Less: net capital spending . . . . . . . . . . .                        (2.3)                         (12.1)     (1.1)     (2.4)
                                                  ---------------------------  -----------------------------  --------  --------
Owner earnings . . . . . . . . . . . . . . . . .  $                     47.7   $                       24.0   $  36.0   $  14.3



CRITICAL  ACCOUNTING  POLICIES  and  NEW  ACCOUNTING  STANDARDS
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgement based on its understanding and analysis of the relevant circumstances to reach these decisions. However, actual results could differ significantly from the estimates applied.
The  Corporation's  critical  accounting  policies  include  the  following:
The Corporation records sales, including freight charged to customers, when its products are shipped. In addition, commissions and royalties are recorded when earned.
The Corporation values inventory at lower of average cost or replacement market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination historical write-offs, product evolution, usage rates and quantities of stock on hand are considered. The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, principally on the straight-line basis. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments which significantly extend the useful lives are capitalized. Costs and accumulated depreciation and amortization on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings.
The Corporation performs periodic review of the carrying value of long-lived assets for impairment in accordance with SFAS121 and SFAS142. In many instances, projected future cash flows are used to assess the recoverability of long-lived assets of the Corporation. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections.
The Corporation is subject to environmental remediation and also has been identified as a potentially responsible party by the Environmental Protection Agency. In addition, the Corporation has been a party to a number of claims and lawsuits that arise out of the ordinary conduct of business. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.
The Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS123) for its stock options effective April 1, 2001. On April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS123 and accounted for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"). As a result of this change, compensation expense is measured using the fair value for options granted after April 1, 2001. The resulting expense is amortized over the period in which it is earned. In the six and three month periods ended June 30, 2002 there was $1,544 and $815, respectively, charged to expense. The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS143), Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS145) and Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS146). The Corporation is currently evaluating the impact of these standards and does not expect that adoption of these standards will have a material impact on its results of operation or financial position. The FASB also issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS144). The Corporation has adopted SFAS144 effective January 1, 2002 and adoption of this standard did not materially impact its results of operation or financial position. ENVIRONMENTAL MATTERS
As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.
The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation's nature of operations and products (including raw materials) exposes it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site cleanup based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site cleanup that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporations is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve of $2 million, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2 and $11.5 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense.

The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal  Proceedings
On June 25, 2002, the U.S. Environmental Protection Agency brought an administrative complaint against the Adams, Massachusetts manufacturing facility owned by MacDermid Graphic Arts, Inc., alleging that the facility violated certain regulations and permit requirements regarding air emissions and related record keeping matters. The allegations arise primarily out of conduct that allegedly occurred prior to the Corporation's acquisition of the facility through its December 1999 acquisition of Polyfibron Technologies, Inc. The complaint seeks 318 in penalties. The Corporation's subsidiary has responded to the complaint and will engage a defense to the allegations. The Corporation currently believes that this matter will not have a material impact on its future results of operations and financial position.
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid will be required to pay fines and penalties totaling $2.5 million, without interest, over six quarterly installments. In addition, $1.5 million will be paid to various local charitable and environmental organizations and causes. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore future results of operations and financial position will not be affected by these arrangements.As manufacturers and distributors of specialty chemicals and systems, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties.

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

ITEM  1  :  Legal  Proceedings
     None.
ITEM  2  :  Changes  in  the  Rights  of  Security  Holders
          None.
ITEM  3  :  Defaults  by  the  Corporation  on  its  Senior  Securities
          None.
ITEM  4  :  Results  of  Votes  of  Security  Holders
     None.
ITEM  5  :  Other  Information
     None.
ITEM  6(a)  :  Exhibits
     None.
ITEM  6(b)  :  Reports  on  Form  8-K
On August 5, 2002, the Corporation filed its Form 8-K to report the release of a mid-year letter to shareholders of the Corporation. The Form 8-K is incorporated by reference herein.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)






Date:  August  8,  2002      /s/  Daniel  H.  Leever
       ----------------      -----------------------

                                  Daniel  H.  Leever
                           Chairman,  President  and
                           Chief  Executive  Officer






Date:  August  8,  2002     /  s  /  John  P.  Malfettone
       ----------------     -----------------------------

                                    John  P.  Malfettone
                         Executive  Vice  President  and
                               Chief  Financial  Officer





          STATEMENT UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



The undersigned officers of MacDermid, Incorporated (the "Corporation") hereby certify that, as of the date of this statement, the Corporation's quarterly report on Form 10Q for the period ended June 30, 2002 (the "Report") fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of the Corporation as of and for the three and six month periods ended June 30, 2002.
The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002. This statement is not "filed" for the purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.





Date:  August  8,  2002     /  s  /  John  P.  Malfettone
       ----------------     -----------------------------

                              Name:  John  P.  Malfettone
                        Title:  Chief  Financial  Officer



















          STATEMENT UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



The undersigned officers of MacDermid, Incorporated (the "Corporation") hereby certify that, as of the date of this statement, the Corporation's quarterly report on Form 10Q for the period ended June 30, 2002 (the "Report") fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of the Corporation as of and for the three and six month periods ended June 30, 2002.
The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002. This statement is not "filed" for the purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.





Date:  August  8,  2002      /s/  Daniel  H.  Leever
       ----------------      -----------------------

                           Name:  Daniel  H.  Leever
                   Title:  Chief  Executive  Officer