Form 10-Q
period 2002-09-30
MACDERMID INC
filed 2002-11-12
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               FOR THE QUARTERLY PERIOD ENDED  September 30, 2002
                                               ------------------

                         COMMISSION FILE NUMBER  0-2413

                             MacDermid, Incorporated
                             -----------------------
             (Exact name of registrant as specified in its charter)

                    Connecticut                             06-0435750
                    -----------                             ----------
          (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

           245 Freight Street, Waterbury, Connecticut            06702
           -----------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code  (203) 575-5700
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

Yes   X     No         .
--------    ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at  November  1,  2002
                     -------         -----------------------------------
 Common  Stock,  no  par  value                       32,149,882  shares

                             MACDERMID, INCORPORATED
                                      INDEX


                                                                     Page No.
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         September 30, 2002 and December 31, 2001 . . . . . . . . .       2-3
       Consolidated Condensed Statements of Earnings
         and Retained Earnings - Nine and Three Months Ended
         September 30, 2002 and 2001. . . . . . . . . . . . . . . .         4
       Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001. . . . . . .         5
       Notes to Consolidated Condensed Financial Statements . . . .      6-23
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .     24-31
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        31
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .        32
Part II.   Other Information. . . . . . . . . . . . . . . . . . . .        32
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33
Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.     34-35

                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in Thousands of Dollars)


                                            September 30,    December 31,
                                                      2002            2001
                                           ---------------  --------------
Assets. . . . . . . . . . . . . . . . . .      (Unaudited)       (Audited)

Current assets:
Cash and cash equivalents . . . . . . . .  $        22,316  $       17,067
Accounts and notes receivable, (net
   of allowance for doubtful receivables
   of $15,434 and $14,642). . . . . . . .          149,198         164,230
Inventories:
   Finished goods . . . . . . . . . . . .           48,692          57,882
   Raw materials. . . . . . . . . . . . .           48,261          53,152
                                           ---------------  --------------
                                                    96,953         111,034
Prepaid expenses. . . . . . . . . . . . .            7,057           8,068
Deferred income tax asset . . . . . . . .           13,673          13,831
                                           ---------------  --------------
              Total current assets. . . .          289,197         314,230
Property, plant and equipment (net
   of accumulated depreciation of
   $146,647 and $140,234) . . . . . . . .          138,395         152,482
Goodwill (Note 2) . . . . . . . . . . . .          224,603         222,571
Intangibles, (net of accumulated
   amortization of $18,403
   and $36,585) (Note 2). . . . . . . . .           32,696          37,425
Other assets. . . . . . . . . . . . . . .           64,725          64,177
                                           ---------------  --------------
                                           $       749,616  $      790,885
                                           ===============  ==============

See  accompanying  notes  to  consolidated  condensed  financial  statements.


                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (Amounts in Thousands of Dollars Except Per Share Amounts)


                                                 September 30,    December 31,
                                                          2002            2001
                                                ---------------  --------------
Liabilities and shareholders' equity:. . . . .      (Unaudited)       (Audited)

Current liabilities:
Notes payable. . . . . . . . . . . . . . . . .  $        5,077   $      12,961
Current installments of long-term obligations.           6,788           5,614
Accounts and dividends payable . . . . . . . .          63,887          62,031
Accrued expenses (Note 7). . . . . . . . . . .          69,537          82,886
Income taxes . . . . . . . . . . . . . . . . .           7,995          10,468
                                                ---------------  --------------
              Total current liabilities. . . .         153,284         173,960

Long-term obligations. . . . . . . . . . . . .         340,099         393,788
Accrued post-retirement and
   post-employment benefits. . . . . . . . . .          12,864          12,308
Deferred income taxes. . . . . . . . . . . . .           4,210           4,364
Other long-term liabilities. . . . . . . . . .           1,144             281
Minority interest. . . . . . . . . . . . . . .           3,288           2,753

Shareholders' equity:
Common stock stated value
   $1.00 per share (Note 3). . . . . . . . . .          46,460          46,410
Additional paid-in capital . . . . . . . . . .          19,899          16,923
Retained earnings. . . . . . . . . . . . . . .         242,354         218,619
Cumulative comprehensive
   income equity adjustments (Note 5). . . . .         (14,601)        (19,579)
Cost of treasury shares (Note 3) . . . . . . .         (59,385)        (58,942)
                                                ---------------  --------------
              Total shareholders' equity . . .         234,727         203,431
                                                ---------------  --------------
                                                $      749,616   $     790,885
                                                ===============  ==============

See  accompanying  notes  to  consolidated  condensed  financial  statements.


                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)


                                                     Nine Months Ended    September 30,    Three Months Ended    September 30,
                                                                  2002             2001                  2002             2001
                                                    -------------------  ---------------  --------------------  ---------------
Net sales. . . . . . . . . . . . . . . . . . . . .  $          511,824   $      568,550   $           168,146   $      171,663

Cost and expenses:
   Cost of sales . . . . . . . . . . . . . . . . .             281,522          332,318                92,345          100,392
   Selling, technical and administrative expenses.             159,055          172,378                51,560           52,328
   Amortization (Note 2) . . . . . . . . . . . . .               4,696            9,096                 1,558            2,246
   Interest income . . . . . . . . . . . . . . . .                (472)          (1,151)                 (196)            (319)
   Interest expense. . . . . . . . . . . . . . . .              26,798           28,396                 8,855           10,217
   Other expense (net) . . . . . . . . . . . . . .               1,689            1,942                 1,136              889
                                                    -------------------  ---------------  --------------------  ---------------
                                                               473,288          542,979               155,258          165,753
                                                    -------------------  ---------------  --------------------  ---------------

Earnings before taxes and
   minority interest . . . . . . . . . . . . . . .              38,536           25,571                12,888            5,910
Income taxes . . . . . . . . . . . . . . . . . . .             (12,331)          (8,995)               (4,123)          (1,818)
Minority interest. . . . . . . . . . . . . . . . .                (535)             105                  (100)              78
                                                    -------------------  ---------------  --------------------  ---------------
Net earnings . . . . . . . . . . . . . . . . . . .              25,670           16,681                 8,665            4,170

Retained earnings, beginning of period . . . . . .             218,619          245,471               234,334          256,716
Cash dividends declared. . . . . . . . . . . . . .              (1,935)          (1,909)                 (645)            (643)
                                                    -------------------  ---------------  --------------------  ---------------
Retained earnings, end of period . . . . . . . . .  $          242,354   $      260,243   $           242,354   $      260,243
                                                    ===================  ===============  ====================  ===============


Net earnings per common share - (Note 4):
   Basic . . . . . . . . . . . . . . . . . . . . .  $             0.80   $         0.53   $              0.27   $         0.13
                                                    ===================  ===============  ====================  ===============
   Diluted . . . . . . . . . . . . . . . . . . . .  $             0.79   $         0.51   $              0.27   $         0.13
                                                    ===================  ===============  ====================  ===============


Cash dividends per common share. . . . . . . . . .  $             0.06   $         0.06   $              0.02   $         0.02
                                                    ===================  ===============  ====================  ===============

Weighted average common shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . .          32,215,244       31,588,426            32,196,368       32,132,147
                                                    ===================  ===============  ====================  ===============
   Diluted . . . . . . . . . . . . . . . . . . . .          32,496,043       32,392,471            32,480,682       32,393,205
                                                    ===================                   ====================  ===============

See  accompanying  notes  to  consolidated  condensed  financial  statements.





                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)


                                                                  Nine Months Ended September 30,
                                                                                2002        2001
                                                    ---------------------------------  ----------

Net cash flows from operating activities (Note 8):  $                         78,889   $  68,812

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . .                            (4,587)    (16,119)
   Proceeds from disposition of fixed assets . . .                             2,310       2,462
   Acquisitions of businesses. . . . . . . . . . .                                 -     (17,756)
   Dispositions of businesses. . . . . . . . . . .                                 -       9,415
                                                    ---------------------------------  ----------
   Net cash flows used in investing activities . .                            (2,277)    (21,998)

Cash flows from financing activities:
   Net repayments of short-term borrowings . . . .                           (12,183)     (3,712)
   Long-term borrowings. . . . . . . . . . . . . .                            82,451     377,795
   Long-term repayments. . . . . . . . . . . . . .                          (139,577)   (404,808)
   Bond financing fees . . . . . . . . . . . . . .                                 -      (8,167)
   Purchase of treasury shares . . . . . . . . . .                              (443)          -
   Dividends paid. . . . . . . . . . . . . . . . .                            (1,935)     (1,909)
                                                    ---------------------------------  ----------
   Net cash flows used in financing activities . .                           (71,687)    (40,801)

Effect of exchange rate changes on
   cash and cash equivalents . . . . . . . . . . .                               324      (1,855)
                                                    ---------------------------------  ----------

   Increase in cash and cash equivalents . . . . .                             5,249       4,158
Cash and cash equivalents at beginning of period .                            17,067      17,732
                                                    ---------------------------------  ----------

Cash and cash equivalents at end of period . . . .  $                         22,316   $  21,890
                                                    =================================  ==========


See  accompanying  notes  to  consolidated  condensed  financial  statements.


                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
Note  1.     Summary  of  Significant  Accounting  Policies
The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated ("the Corporation") and its subsidiary companies as of September 30, 2002 and the results of operations and cash flows for the nine and three month periods ended September 30, 2002 and 2001. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's transition year 2001 Annual Report for the year ended December 31, 2001.
Note  2.     Goodwill  and  Other  Intangible  Assets
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), there is no amortization expense recorded for goodwill in current, or future periods. Goodwill and other intangible assets will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This could result in future write-downs or the write-off of such assets.
Goodwill carrying amounts, identified for the following segments; Advanced Surface Finishes "ASF", Printing Solutions (formerly Graphic Arts) "PS" and Electronics Manufacturing "EM", are as follows:




                                  ASF       PS       EM       Total
                                  --------  -------  -------  --------
Balance as of December 31, 2001.  $123,052  $72,130  $27,389  $222,571
Effects of currency translation.     1,648      384        -     2,032
                                  --------  -------  -------  --------
Balance as of September 30, 2002  $124,700  $72,514  $27,389  $224,603
                                  ========  =======  =======  ========

Acquired  intangible  asset  amounts  are  summarized  as  follows:


                   September 30, 2002                        December 31, 2001
                  -------------------                       -------------------
            Gross Carrying       Accumulated          Gross Carrying   Accumulated
            Amount               Amortization         Amount           Amortization
            -------------------  -------------------  ---------------  --------------
Patents. .  $            19,698  $           (7,764)  $        20,865  $      (8,357)
Trademarks               27,481              (8,675)           28,281         (8,093)
Others . .                3,920              (1,964)           24,864        (20,135)
            -------------------  -------------------  ---------------  --------------
   Total .  $            51,099  $          (18,403)  $        74,010  $     (36,585)
            ===================  ===================  ===============  ==============


Aggregate estimated amortization expense is expected to approximate $2,500 for each of the fiscal years ended December 31, 2002 - 2006.





Additional transitional disclosures:  Nine Months Ended   September 30,   Three Months Ended   September 30,
                                                    2002            2001                 2002            2001
                                      ------------------  --------------  -------------------  --------------
Reported net income. . . . . . . . .  $           25,670  $       16,681  $             8,665  $        4,170
Add back:  goodwill amortization . .                   -           1,913                    -               -
                                      ------------------  --------------  -------------------  --------------
Adjusted net income. . . . . . . . .  $           25,670  $       18,594  $             8,665  $        4,170
                                      ==================  ==============  ===================  ==============

Basic earnings per share:
  Reported net income. . . . . . . .  $             0.80  $         0.53  $              0.27  $         0.13
  Goodwill amortization. . . . . . .                   -  $         0.06                    -               -
                                      ------------------  --------------  -------------------  --------------
  Adjusted net income. . . . . . . .  $             0.80  $         0.59  $              0.27  $         0.13
                                      ==================  ==============  ===================  ==============
Diluted earnings per share:
  Reported net income. . . . . . . .  $             0.79  $         0.51  $              0.27  $         0.13
  Goodwill amortization. . . . . . .                   -  $         0.06                    -               -
                                      ------------------  --------------  -------------------  --------------
  Adjusted net income. . . . . . . .  $             0.79  $         0.57  $              0.27  $         0.13
                                      ==================  ==============  ===================  ==============


Note  3.     Common  Share  Data
The following table summarizes common share activity during the nine month periods ended September 30, 2002 and 2001.



                                          2002         2001
                                    -----------  ----------
Balance beginning of period. . . .  46,409,757   45,408,464
Shares issued - stock awards . . .     130,000            -
Shares cancelled - stock awards. .     (80,000)           -
Shares issued - warrants exercised           -    1,001,293
                                    -----------  ----------
Balance end of period. . . . . . .  46,459,757   46,409,757
                                    ===========  ==========


The Board of Directors has from time-to-time authorized the purchase of issued and outstanding shares of the Corporation's common stock. Common shares held in treasury, were 14,331,075 at September 30, 2002 and 14,309,654 at December 31, 2001. There remained authorization to purchase approximately 121,000 common shares as of September 30, 2002. Such additional shares may be acquired through privately negotiated transactions or on the open market from time to time. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorization will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).
Note  4.     Earnings  Per  Common  Share
The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and share warrants outstanding during the period. Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. Options to purchase 1,886,484 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because those options would be antidilutive based on current market prices.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.




                                   Nine Months Ended  September 30,  Three Months Ended  September 30,
                                                2002           2001                2002           2001
                                   -----------------  -------------  ------------------  -------------
Basic common shares . . . . . . .         32,215,244     31,588,426          32,196,368     32,132,147
Dilutive effect of stock options.            280,799        260,292             284,314        261,058
Dilutive effect of share warrants                  -        543,753                   -              -
                                   -----------------  -------------  ------------------  -------------
Diluted common shares . . . . . .         32,496,043     32,392,471          32,480,682     32,393,205
                                   =================  =============  ==================  =============


Note 5. Comprehensive Income and Cumulative Comprehensive Equity Adjustment The components of comprehensive income for the nine and three month periods ended September 30, 2002 and 2001 are as follows:


                                            Nine Months Ended    September 30,    Three Months Ended   September 30,
                                                         2002             2001                  2002             2001
                                           -------------------  ---------------  --------------------  --------------
Net earnings. . . . . . . . . . . . . . .  $           25,670   $       16,681   $             8,665   $        4,170
Other comprehensive income:
  Foreign currency translation adjustment               5,081           (3,709)               (3,316)           2,198
  Minimum pension liability . . . . . . .                   -           (9,670)                    -                -
  Hedging activities. . . . . . . . . . .                (103)               -                  (102)             258
                                           -------------------  ---------------  --------------------  --------------
Comprehensive income. . . . . . . . . . .  $           30,648   $        3,302   $             5,247   $        6,626
                                           ===================  ===============  ====================  ==============


The components of cumulative equity adjustments for comprehensive income as of September 30, 2002 and December 31, 2001 are as follows:



                                         September 30, 2002    December 31, 2001
                                         --------------------  -------------------
Cumulative equity adjustments for:
   Foreign currency translation . . . .  $           (11,268)  $          (16,349)
   Additional minimum pension liability               (2,954)              (2,954)
   Hedging activities . . . . . . . . .                 (379)                (276)
                                         --------------------  -------------------
Cumulative comprehensive income . . . .  $           (14,601)  $          (19,579)
                                         ====================  ===================

Note  6.     Segment  Reporting
The Corporation provides development, manufacture and technical service for a large variety of specialty chemical processes and related equipment in two reportable operating segments: Advanced Surface Finishing and Printing
Solutions, which was previously referred to as Graphic Arts. In addition, the Corporation operates a third reportable segment, Electronics Manufacturing, for the design and manufacture of printed circuit boards. These three segments under which the Corporation operates on a worldwide basis are managed separately as each segment has differences in technology and marketing strategies. The chemicals supplied by Advanced Surface Finishing are used for a broad range of purposes including finishing metals and non metallic surfaces, electro-plating metal surfaces, etching, imaging, metalization, high pressure fluids and cleaning. The chemicals supplied by Printing Solutions are used for diverse purposes including offset blankets, printing plates, textile blankets and rubber-based covers for industrial rollers used in the printing industry. The Electronics Manufacturing segment produces a wide variety of both single and double sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of each business segment are the same as those described in the Summary of Significant Accounting Policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are reviewed before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets and certain other long term assets not directly associated with the support of the individual segments.





Results of operations by segment:         Nine Months Ended    September 30,    Three Months Ended    September 30,
                                                       2002             2001                  2002             2001
                                         -------------------  ---------------  --------------------  ---------------
Net sales:
   Advanced surface finishing . . . . .  $          239,465   $      274,627   $            80,476   $       79,592
   Printing solutions.. . . . . . . . .             211,810          225,798                69,959           73,887
   Electronics manufacturing. . . . . .              60,549           68,125                17,711           18,184
                                         -------------------  ---------------  --------------------  ---------------
     Consolidated net sales . . . . . .  $          511,824   $      568,550   $           168,146   $      171,663
                                         -------------------  ---------------  --------------------  ---------------

Operating income (loss):
   Advanced surface finishing . . . . .  $           32,132   $       39,853   $            11,233   $        9,586
   Printing solutions . . . . . . . . .              36,277           34,984                12,455           10,586
   Electronics manufacturing. . . . . .               2,838           (5,109)                  553           (1,229)
   Restructuring and impairment expense                   -           (5,874)                    -                -
   Amortization expense . . . . . . . .              (4,696)          (9,096)               (1,558)          (2,246)
                                         -------------------  ---------------  --------------------  ---------------
     Consolidated operating income. . .  $           66,551   $       54,758   $            22,683   $       16,697

      Interest income . . . . . . . . .                 472            1,151                   196              319
      Interest expense. . . . . . . . .             (26,798)         (28,396)               (8,855)         (10,217)
      Other (expense) income, net . . .              (1,689)          (1,942)               (1,136)            (889)
      Earnings before income taxes
                                         -------------------  ---------------  --------------------  ---------------
        and minority interest . . . . .  $           38,536   $       25,571   $            12,888   $        5,910
                                         ===================  ===============  ====================  ===============




Identifiable assets by segment:  September 30, 2002   December 31, 2001
                                 -------------------  ------------------
Advanced surface finishing. . .  $           154,804  $          177,253
Printing solutions. . . . . . .              406,890             431,353
Electronics manufacturing . . .              131,234             132,296
Corporate-wide. . . . . . . . .               56,688              49,983
                                 -------------------  ------------------
   Consolidated assets. . . . .  $           749,616  $          790,885
                                 ===================  ==================


Note  7.     Restructuring  Charges  and  Acquisition  Liabilities
The Corporation initiated restructuring programs (included in accrued expenses) each of the two previous fiscal years in order to reduce its manufacturing and operating cost structures.
Transition year ended December 31, 2001 included a $21,264 restructuring charge, representing management and office support redundancies. The resulting cash payments and other charges, including cash payments of $2,597 for the nine months ended September 30, 2002, are summarized, cumulative, since inception, on the following table:



                        Inception   Cash Payments   Non-cash Charges   Balance
                        ----------  --------------  -----------------  --------
Severance. . . . . . .  $    2,918  $        2,548  $               -  $    370
Lease/asset write-offs      18,346             105             17,262       979
                        ----------  --------------  -----------------  --------
   Total . . . . . . .  $   21,264  $        2,653  $          17,262  $  1,349
                        ==========  ==============  =================  ========


Fiscal year ended March 31, 2001 included a $6,663 restructuring charge, primarily representing management and office support redundancies. The resulting cash payments and other charges, including cash payments of $22 for the nine months ended September 30, 2002, are summarized, cumulative, since inception, on the following table:



                        Inception   Cash Payments   Non-cash Charges   Balance
                        ----------  --------------  -----------------  --------
Severance. . . . . . .  $    6,133  $        5,798  $             335  $      -
Lease/asset write-offs         530             106                424         -
                        ----------  --------------  -----------------  --------
   Total . . . . . . .  $    6,663  $        5,904  $             759  $      -
                        ==========  ==============  =================  ========


The Corporation established liabilities (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of leased facilities and sale of owned facilities. See Contingencies and Legal Matters,
Note  10,  regarding  environmental  activity.
The following table summarizes the cumulative activity to this account, since inception, including cash payments of $159 for the nine months ended September 30, 2002:



               Inception   Adjustments  Payments  Balance
               ----------  -----------  --------  --------
Facilities. .  $    4,200          885     3,464  $  1,621
Redundancies.       2,050        3,100     5,150         -
Environmental       2,000            -       120     1,880
               ----------  -----------  --------  --------
   Total. . .  $    8,250        3,985     8,734  $  3,501
               ==========  ===========  ========  ========


Note  8.     Supplemental  Cash  Flow  Information
The following table illustrates the major components of net cash flows from operating activities as well as cash paid for interest and income taxes for the nine months ended September 30, 2002 and 2001:


                                                             Nine Months Ended September 30,
                                                                               2002     2001
                                                      -----------------------------  -------
Net cash flows from operating activities:
Net earnings. . . . . . . . . . . . . . . . . . .  $                         25,670  $16,681
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . .                            15,828   18,306
   Amortization . . . . . . . . . . . . . . . . .                             4,696    9,096
   Provision for bad debts. . . . . . . . . . . .                             4,451    3,506
   Stock option expense . . . . . . . . . . . . .                             2,143      247
   Other changes in assets and liabilities. . . .                            26,101   20,976
                                                      -----------------------------  -------

   Net cash flows from operating activities . . .  $                         78,889  $68,812
                                                      =============================  =======


Cash paid for interest. . . . . . . . . . . . . .  $                         37,052  $19,540
                                                      =============================  =======

Cash paid for income taxes. . . . . . . . . . . .  $                          7,101  $14,893
                                                      =============================  =======



Note  9.     Market  Risk
The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign countries and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
The Corporation is exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. The Corporation has entered into interest rate swaps, a portion of which have been designated as hedging instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2002, the aggregate notional amount covers 80% of its borrowings on this credit facility. The resulting weighted-average fixed interest rate is 6.2% under this facility. The Corporation further reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. For additional information, see Financial Information for Guarantors of the Corporation's Bond Offering, Note 11. Based upon expected levels of borrowing in 2002 and providing for swap protection, an increase in interest rates of 100 basis points would result in an incremental interest expense of less than $200.

The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 45% of the Corporation's sales are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars. For the nine month period ending September 30, 2002, there was a positive impact on earnings of less than 1%. The impact on operating cash flows has been less than $2,600 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations. Approximately 60% of the Corporation's identifiable assets are denominated in currencies other than the US Dollar, predominantly the Pound Sterling, currencies pegged to the Euro, the Yen, Hong Kong and New Taiwan Dollars.
The Corporation does not enter into any derivative financial instruments for trading purposes. The Corporation has certain other supply agreements for raw material inventories but has chosen not to enter into any price hedging with its suppliers for commodities.
The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in the printing industry used for a wide variety of applications, including offset blankets, printing plates, textile blankets and rubber based covers for industrial rollers, while 30% of the business is concentrated in the electronics industry, between manufacturers of printed circuit boards which are used in a wide variety of end-use applications, including computers, communications and control equipment, appliances, automobiles and entertainment products as well as the manufacture of printed circuit boards. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
Note  10.     Contingencies  and  Legal  Matters
The nature of the Corporation's operations and products, including raw materials, as manufacturers and distributors of specialty chemicals and systems, expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes;
and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2,000. The Corporation estimates the range of cleanup costs at its Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2,000, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. See Restructuring Charges and Acquisition Liabilities, Note
7. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On June 25, 2002, the U.S. Environmental Protection Agency brought an administrative complaint against the Adams, Massachusetts manufacturing facility owned by MacDermid Graphic Arts, Inc., alleging that the facility violated certain regulations and permit requirements regarding air emissions and related record keeping matters. The allegations arise primarily out of conduct that allegedly occurred prior to the Corporation's acquisition of the facility through its December 1999 acquisition of Polyfibron Technologies, Inc. The complaint seeks $318 in penalties. The Corporation's subsidiary has responded to the complaint and will engage a defense to the allegations. The Corporation currently believes that this matter will not have a material impact on its results of operations and financial position.
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 and $10 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated is required to pay fines and penalties totaling $2,000, without interest, over six quarterly installments. As of September 30, 2002, the Corporation has paid $1,333 to the Connecticut Department of Environmental Protection and will pay the remaining amount of $667 over the next two quarters. In addition, the Corporation is required to pay $2,050 to various local charitable and environmental organizations and causes. The amount of $542 has been paid through September 30, 2002 leaving the remaining $1,508 required to be paid by April 30, 2003. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position will not be affected by these arrangements. Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.
Note  11.     Financial  Information  for  Guarantors  of the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("bond offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This bond offering is guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("guarantors"). The guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the bond offering. The Corporation's unrestricted subsidiaries that resulted from the January 2001 Eurocir acquisition and its foreign subsidiaries are not guarantors of the indebtedness under the bond offering. The following financial information is presented to give additional disclosures to the Corporation's consolidated condensed financial statements, with respect to: a) the parent (MacDermid, Incorporated as the issuer), b) the guarantors, c) the non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Corporation on a consolidated basis for and as of the the fiscal periods ended September 30, 2002 and 2001 and December 31, 2001. The equity method has been used by the Corporation with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's transition year 2001 Annual Report for the year ended December 31, 2001.

CONSOLIDATED  CONDENSED  BALANCE  SHEET
SEPTEMBER  30,  2002
(unaudited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                   INCORPORATED

                               MACDERMID      GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   SUBSIDIARIES
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents .  $       7,083  $       1,294   $      13,505   $         434   $           -   $      22,316
Accounts receivables, net .         12,569         26,679          97,095          12,855               -         149,198
Due (to) from affiliates. .        152,058        (88,919)        (37,401)        (25,738)              -               -
Inventories . . . . . . . .         13,108         27,698          47,678           8,469               -          96,953
Prepaid expenses. . . . . .            937          1,000           4,947             173               -           7,057
Deferred income taxes . . .          9,781              -           3,229             663               -          13,673
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets. . . .        195,536        (32,248)        129,053          (3,144)              -         289,197

Property, plant and
  equipment, net. . . . . .         15,031         49,892          54,008          19,464               -         138,395
Goodwill. . . . . . . . . .         13,240         68,178         116,078          27,107               -         224,603
Intangibles, net. . . . . .              -          7,058          25,547              91               -          32,696
Investments in subsidiaries        326,438        238,014           7,541               -        (571,993)              -
Other assets. . . . . . . .         41,690         10,938           9,069           3,028               -          64,725
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     591,935  $     341,832   $     341,296   $      46,546   $    (571,993)  $     749,616
                             =============  ==============  ==============  ==============  ==============  =============

CONSOLIDATED  CONDENSED  BALANCE  SHEET  (CONTINUED)
SEPTEMBER  30,  2002
(unaudited)


                                                                                                                  MACDERMID
                                                                                 UNRESTRICTED                    INCORPORATED

                                  MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                                INCORPORATED     SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                               ---------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND . . . . . . .  SHAREHOLDERS'    EQUITY
Current liabilities:
Notes payable . . . . . . . .  $            -   $           -   $       1,931   $       3,146   $           -   $       5,077
Current installments of
   long-term obligations. . .               -             146             340           6,302               -           6,788
Accounts and dividend payable          11,118           8,723          31,223          12,823               -          63,887
Accrued expenses. . . . . . .          26,594          14,665          25,412           2,866               -          69,537
Income taxes. . . . . . . . .           8,494          (8,139)          7,234             406               -           7,995
                               ---------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .          46,206          15,395          66,140          25,543               -         153,284

Long-term obligations . . . .         301,783             705          28,391           9,220               -         340,099
Accrued postretirement. . . .           9,219               -           3,645               -               -          12,864
Deferred income taxes . . . .               -            (760)          4,165             805               -           4,210
Other long-term liabilities .               -              54             941             149               -           1,144
Minority interest . . . . . .               -               -               -           3,288               -           3,288

Shareholders' equity:
Common stock. . . . . . . . .          46,460             (50)          3,760               3          (3,713)         46,460
Additional paid-in capital. .          19,899         187,630          89,502          10,260        (287,392)         19,899
Retained earnings . . . . . .         242,354         150,502         150,336          (2,053)       (298,785)        242,354
Cumulative comprehensive
   income equity
   adjustment, net. . . . . .         (14,601)        (11,644)         (5,584)           (669)         17,897         (14,601)
Less cost common shares
   in treasury. . . . . . . .         (59,385)              -               -               -               -         (59,385)
                               ---------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .         234,727         326,438         238,014           7,541        (571,993)        234,727
                               ---------------  --------------  --------------  --------------  --------------  --------------

                               $      591,935   $     341,832   $     341,296   $      46,546   $    (571,993)  $     749,616
                               ===============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
(unaudited)


                                                                                                             MACDERMID
                                                                            UNRESTRICTED                    INCORPORATED

                             MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                            INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                           --------------  --------------  --------------  --------------  --------------  --------------

Net sales . . . . . . . .  $      73,125   $     137,624   $     252,662   $      60,549   $     (12,136)  $     511,824

Costs and expenses:
Cost of sales . . . . . .         43,085          65,690         132,775          52,108         (12,136)        281,522
Selling, technical and
   administrative . . . .         42,915          33,676          76,861           5,603               -         159,055
Amortization. . . . . . .          2,595           1,232             848              21               -           4,696
Equity in earnings of
   Subsidiaries . . . . .        (45,659)        (26,783)            162               -          72,280               -
Interest income . . . . .            (55)            (70)           (325)            (22)              -            (472)
Interest expense. . . . .         14,316           6,223           4,268           1,991               -          26,798
Other expense
   (income), net. . . . .          2,173             (45)           (405)            (34)              -           1,689
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  59,370          79,923         214,184          59,667          60,144         473,288
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   And minority interest.         13,755          57,701          38,478             882         (72,280)         38,536
Income taxes benefit
   (expense). . . . . . .         11,915         (12,042)        (11,695)           (509)              -         (12,331)
Minority interest . . . .              -               -               -            (535)              -            (535)
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $      25,670   $      45,659   $      26,783   $        (162)  $     (72,280)  $      25,670
                           ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2002
(unaudited)


                                                                                                             MACDERMID
                                                                            UNRESTRICTED                    INCORPORATED

                             MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                            INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                           --------------  --------------  --------------  --------------  --------------  --------------

Net sales . . . . . . . .  $      22,913   $      43,782   $      87,158   $      17,711   $      (3,418)  $     168,146

Costs and expenses:
Cost of sales . . . . . .         13,788          19,906          46,505          15,564          (3,418)         92,345
Selling, technical and
   administrative . . . .         13,804          11,050          25,112           1,594               -          51,560
Amortization. . . . . . .            865             411             275               7               -           1,558
Equity in earnings of
   subsidiaries . . . . .        (17,194)        (10,233)            195               -          27,232               -
Interest income . . . . .            (15)            (18)           (155)             (8)              -            (196)
Interest expense. . . . .          5,925             977           1,280             673               -           8,855
Other expense
   (income), net. . . . .          1,385             115            (312)            (52)              -           1,136
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  18,558          22,208          72,900          17,778          23,814         155,258
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   and minority interest.          4,355          21,574          14,258             (67)        (27,232)         12,888
Income taxes benefit
   (expense). . . . . . .          4,310          (4,380)         (4,025)            (28)              -          (4,123)
Minority interest . . . .              -               -               -            (100)              -            (100)
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $       8,665   $      17,194   $      10,233   $        (195)  $     (27,232)  $       8,665
                           ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
(unaudited)


                                                                                                               MACDERMID
                                                                               UNRESTRICTED                   INCORPORATED

                                MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                       AND
                               INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    SUBSIDIARIES
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows (used in)
   provided by
   operating activities: . .  $       1,344   $      27,317   $      45,022   $       5,206   $           -  $      78,889

Investing activities:
Capital expenditures . . . .           (898)         (1,038)         (1,554)         (1,097)              -         (4,587)
Proceeds from disposition
   of fixed assets . . . . .              -           1,999             155             156               -          2,310
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows used in
   investing activities. . .           (898)            961          (1,399)           (941)              -         (2,277)
                              --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Net proceeds from
   (repayments of)
   short-term borrowings . .         (9,029)        (17,010)         18,517          (4,661)              -        (12,183)
Long-term borrowings . . . .         79,500               -               -           2,951               -         82,451
Long-term repayments . . . .        (88,500)              -         (48,379)         (2,698)              -       (139,577)
Purchase of treasury shares.           (443)              -               -               -               -           (443)
Dividends paid . . . . . . .         20,690         (11,855)        (10,770)              -               -         (1,935)
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
   by / (used in)
   financing activities. . .          2,218         (28,865)        (40,632)         (4,408)              -        (71,687)
                              --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate

   changes on
   cash and equivalents. . .              -               -             253              71               -            324
                              --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
   cash and equivalents. . .          2,664            (587)          3,244             (72)              -          5,249
Cash and cash equivalents
   at beginning of period. .          4,419           1,881          10,261             506               -         17,067
                              --------------  --------------  --------------  --------------  -------------  --------------
Cash and cash equivalents
   at end of period. . . . .  $       7,083   $       1,294   $      13,505   $         434   $           -  $      22,316
                              ==============  ==============  ==============  ==============  =============  ==============

CONSOLIDATED  CONDENSED  BALANCE  SHEET
DECEMBER  31,  2001
(audited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                   INCORPORATED

                               MACDERMID      GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   SUBSIDIARIES
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents .  $       4,419  $       1,881   $      10,261   $         506   $           -   $      17,067
Accounts receivables, net .         14,361         28,107         106,645          15,117               -         164,230
Due (to) from affiliates. .        246,066       (184,474)        (39,295)        (22,297)              -               -
Inventories, net. . . . . .         17,442         35,849          49,314           8,429               -         111,034
Prepaid expenses. . . . . .            779          2,707           4,582               -               -           8,068
Deferred income taxes . . .          9,781              -           3,451             599               -          13,831
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets. . . .        292,848       (115,930)        134,958           2,354               -         314,230

Property, plant and
  equipment, net. . . . . .         20,231         57,730          54,702          19,819               -         152,482
Goodwill. . . . . . . . . .         16,056         80,221          99,187          27,107               -         222,571
Intangibles, net. . . . . .              -         11,219          26,106             100               -          37,425
Investments in subsidiaries        231,820        224,640           9,192               -        (465,652)              -
Other assets. . . . . . . .         40,529          9,325          12,273           2,050               -          64,177
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     601,484  $     267,205   $     336,418   $      51,430   $    (465,652)  $     790,885
                             =============  ==============  ==============  ==============  ==============  =============


CONSOLIDATED  CONDENSED  BALANCE  SHEET  (CONTINUED)
DECEMBER  31,  2001
(audited)


                                                                                                                  MACDERMID
                                                                                 UNRESTRICTED                    INCORPORATED

                                  MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                                INCORPORATED     SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                               ---------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND . . . . . . .  SHAREHOLDERS'    EQUITY
Current liabilities:
Notes payable . . . . . . . .  $            -   $           -   $       5,898   $       7,063   $           -   $      12,961
Current installments of
   long-term obligations. . .               -             148             482           4,984               -           5,614
Accounts and dividend payable           9,273           9,091          28,649          15,018               -          62,031
Accrued expenses. . . . . . .          37,955          18,250          24,138           2,543               -          82,886
Income taxes. . . . . . . . .          (2,533)          7,785           5,214               2               -          10,468
                               ---------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .          44,695          35,274          64,381          29,610               -         173,960

Long-term obligations . . . .         349,140             802          34,733           9,113               -         393,788
Accrued postretirement. . . .           4,218               -           8,055              35               -          12,308
Deferred income taxes . . . .               -            (762)          4,399             727               -           4,364
Other long-term liabilities .               -              71             210               -               -             281
Minority interest . . . . . .               -               -               -           2,753               -           2,753

Shareholders' equity:
Common stock. . . . . . . . .          46,410             (99)          3,809               3          (3,713)         46,410
Additional paid-in capital. .          16,923         125,936         100,248          10,260        (236,444)         16,923
Retained earnings . . . . . .         218,619         126,625         135,166          (1,891)       (259,900)        218,619
Cumulative comprehensive
   income equity
   adjustment, net. . . . . .         (19,579)        (20,642)        (14,583)            820          34,405         (19,579)
Less cost common shares
   in treasury. . . . . . . .         (58,942)              -               -               -               -         (58,942)
                               ---------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .         203,431         231,820         224,640           9,192        (465,652)        203,431

                               ---------------  --------------  --------------  --------------  --------------  --------------
                               $      601,484   $     267,205   $     336,418   $      51,430   $    (465,652)  $     790,885
                               ===============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2001
(unaudited)


                                                                                                             MACDERMID
                                                                            UNRESTRICTED                    INCORPORATED

                             MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                            INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                           --------------  --------------  --------------  --------------  --------------  --------------
Net sales . . . . . . . .  $      94,921   $     171,656   $     278,920   $      57,511   $     (34,458)  $     568,550

Costs and expenses:
Cost of sales . . . . . .         63,074         103,619         148,214          51,869         (34,458)        332,318
Selling, technical and
   administrative . . . .         42,156          45,491          79,457           5,274               -         172,378
Amortization. . . . . . .            955           4,225           3,544             372               -           9,096
Equity in earnings of
   subsidiaries . . . . .        (29,889)        (31,701)          1,856               -          59,734               -
Interest income . . . . .           (153)           (416)           (567)            (17)              -          (1,153)
Interest expense. . . . .         14,483          11,426             305           2,183               -          28,397
Other expense
   (income), net. . . . .            962             634             554            (207)              -           1,943
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  91,588         133,278         233,363          59,474          25,276         542,979
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   and minority interest.          3,333          38,378          45,557          (1,963)        (59,734)         25,571
Income taxes benefit
   (expense). . . . . . .         13,348          (8,489)        (13,856)              2               -          (8,995)
Minority interest . . . .              -               -               -             105               -             105
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $      16,681   $      29,889   $      31,701   $      (1,856)  $     (59,734)  $      16,681
                           ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2001
(unaudited)


                                                                                                             MACDERMID
                                                                            UNRESTRICTED                    INCORPORATED

                             MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                            INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                           --------------  --------------  --------------  --------------  --------------  --------------
Net sales . . . . . . . .  $      26,418   $      54,079   $      85,760   $      15,298   $      (9,892)  $     171,663

Costs and expenses:
Cost of sales . . . . . .         17,416          31,900          47,324          13,644          (9,892)        100,392
Selling, technical and
   Administrative . . . .         11,764          13,738          25,339           1,487               -          52,328
Amortization. . . . . . .              -             836           1,409               1               -           2,246
Equity in earnings of
   Subsidiaries . . . . .         (8,144)         (7,811)            470               -          15,485               -
Interest income . . . . .            (44)            (33)           (239)             (3)              -            (319)
Interest expense. . . . .          5,824           4,247            (554)            700               -          10,217
Other expense
   (income), net. . . . .            840             106             (42)            (15)              -             889
                           --------------  --------------  --------------  --------------  --------------  --------------

                                  27,656          42,983          73,707          15,814           5,593         165,753
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings before taxes
   and minority interest.         (1,238)         11,096          12,053            (516)        (15,485)          5,910
Income taxes benefit
   (expense). . . . . . .          5,408          (2,952)         (4,242)            (32)              -          (1,818)
Minority interest . . . .              -               -               -              78               -              78
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $       4,170   $       8,144   $       7,811   $        (470)  $     (15,485)  $       4,170
                           ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2001


                                                                                                              MACDERMID
(unaudited)                                                                   UNRESTRICTED                   INCORPORATED

                               MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                       AND
                              INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows provided
   by (used in)
   operating activities:. .  $     (38,843)  $      47,432   $      42,009   $      18,214   $           -  $      68,812

Investing activities:
Capital expenditures. . . .         (4,366)         (2,503)         (4,403)         (4,847)              -        (16,119)
Proceeds from disposition
   of fixed assets. . . . .             71               -           2,206             185               -          2,462
Acquisitions of businesses.              -          15,333         (13,432)        (19,657)              -        (17,756)
Dispositions of businesses.              -               -           9,415               -               -          9,415
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows (used in)
   provided by
   investing activities . .         (4,295)         12,830          (6,214)        (24,319)              -        (21,998)
                            --------------  --------------  --------------  --------------  --------------  --------------

Financing activities:
Net proceeds from
   (repayments of)
   short-term borrowings. .         54,919         (45,361)        (21,248)          7,978               -         (3,712)
Long-term borrowings. . . .        317,008           3,000          57,787               -               -        377,795
Long-term repayments. . . .       (327,094)        (20,645)        (57,069)              -               -       (404,808)
Bond financing fees . . . .         (8,167)              -               -               -               -         (8,167)
Dividends paid. . . . . . .          9,604             266         (11,779)              -               -         (1,909)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net cash flows provided
   by (used in)
   financing activities . .         46,270         (62,740)        (32,309)          7,978               -        (40,801)
                            --------------  --------------  --------------  --------------  --------------  --------------

Effect of exchange rate
changes on
   Changes on
   cash and equivalents . .              -            (412)         (1,310)           (133)              -         (1,855)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net (decrease) increase in
   cash and equivalents . .          3,132          (2,890)          2,176           1,740               -          4,158
Cash and cash equivalents
   at beginning of period .          4,979           4,826           7,927               -               -         17,732
                            --------------  --------------  --------------  --------------  --------------  --------------
Cash and cash equivalents
   at end of period . . . .  $       8,111   $       1,936   $      10,103   $       1,740   $           -  $      21,890
                            ==============  ==============  ==============  ==============  ==============  ==============


ITEM  2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD WHICH ENDED SEPTEMBER 30, 2002 TO THE SAME PERIOD IN 2001.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Total sales for the current quarter were $80.5 million, an increase of $0.9 million, or 1% from $79.6 million in the same period last year. This includes a positive foreign currency translation effect of $3.1 million. Proprietary sales, excluding the effects of foreign currency translation, were 1% higher than the same period last year. The proprietary sales remain flat due to weak consumer volume in the worldwide electronics industry.
Cost of sales, as a percentage of sales were well below the same period last year. Lower costs were significantly influenced by the closure of a North American production facility. Gross profit percentage was 53.0% as compared to 50.2% for the same period last year, in a large part, the result of the previously mentioned facility closure and other cost reduction efforts. Selling, technical and administrative expenses ("ST&A") were $31.5 million this quarter, a 4% increase as compared to $30.4 million for the same period last year. The increase is primarily from higher insurance costs and a $1.2 million foreign currency translation effect. ST&A as a percentage of sales for the current quarter was 39.1% as compared to 38.2% in the same period last year. Total amortization expense was $1.4 million for the three month period ended September 30, 2002. This was $0.7 million less than the same period last year. As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) increased 31% from $7.5 million to $9.8 million. Printing Solutions: The printing solutions business segment had previously been referred to as graphic arts. Total sales for the current quarter were $69.9 million, a decrease of $4.0 million, or 5% from $73.9 million in the same period last year. This includes a positive foreign currency translation effect of $1.4 million. Sales in the worldwide commercial printing and publication areas of the printing solutions business were weak as compared to the same period last year as economies remain soft.
Cost of sales, as a percentage of sales were slightly below the same period last year due to the closure of a North American production facility. Gross profit percentage was 44.3% as compared to 41.4% for the same period last year. ST&A expenses were $18.5 million this quarter, a 7% decrease as compared to $20.0 million for the same period last year, as a result of the elimination of certain management and office support redundancies. ST&A as a percentage of sales for the current quarter was 26.5% as compared to 27.0% in the same period last year. Total amortization expense was $0.2 million for the three month period ended September 30, 2002, similar to the same period last year. As a result of the factors discussed above, printing solutions operating profit (after amortization) increased 18% from $10.4 million to $12.3 million. Electronics Manufacturing: Total sales for the current quarter were $17.7 million, a decrease of $0.5 million, or 3% from $18.2 million in the same period last year. This includes a positive effect of foreign currency translation of $1.7 million. The decrease is due to the closure of the Corporation's North American circuit board manufacturer, Dynacircuits, for which sales of $2.9 million were included in the same period last year.
Cost of sales, as a percentage of sales decreased with the closure of the Dynacircuits operation. Gross profit percentage was 12.1% as compared to 4.1% for the same period last year, as a result.
ST&A expenses decreased $0.4 million, or 19% as compared to the same period last year, primarily as a result of the Dynacircuits closure.
As a result of the factors discussed above, electronics manufacturing had operating income (after amortization) of $0.5 million for the three month period ended September 30, 2002 as compared to an operating loss (after amortization) of $1.2 million for the same period last year.
Consolidated: Total sales for the current quarter, $168.1 million decreased $3.6 million or 2% from $171.7 million in the same period last year. This includes a $6.2 million positive effect from foreign currency translation which resulted in higher reported sales. Without this effect, reported sales would have decreased 6% and proprietary sales, which were roughly 84% of total sales in both periods would have decreased 5%.
Gross profits increased 6% for the three month period ended September 30, 2002 as compared to the same period last year, in spite of less proprietary sales, due to the closure of production facilities and other cost reduction efforts in each of the three business segments. Gross profit as a percentage of sales was 45.1% for the three month period as compared to 41.5% for the same period last year.
ST&A expenses were $0.7 million, or 1% less than the same period last year. ST&A as a percentage of sales for the three month period was 31.1% as compared to 29.3% for the same period last year. Total amortization expense was $1.6 million for the three month period ended September 30, 2002. This was $0.6 million less than the same period last year.
Operating profit (after amortization) for the three month period was $22.7 million, an increase of $6.0 million, or approximately 36% more than $16.7 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 32% for the three month period ended September 30, 2002 and 31% for the same period in 2001. The rate difference is mainly a result of a change in earnings mix between higher and lower taxed jurisdictions.
NET  EARNINGS
Net earnings available to common shareholders for the three month period ended September 30, 2002, $0.27 per share was more than double the $0.13 per share for the same period last year. The impact from foreign currency translation was favorable to reported earnings by approximately $0.01 per share for the three month period.
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD WHICH ENDED SEPTEMBER 30, 2002 TO THE SAME PERIOD IN 2001.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Total sales for the nine months ended September 30, 2002 were $239.5 million, a decrease of $35.1 million, or 13% from $274.6 million in the same period last year. The disposition of a certain business in February 2001 resulted in $2.1 million less sales as compared to the same period last year. Proprietary sales declined 10% from lower consumer volume, as the worldwide electronics industry remains soft. Proprietary sales, excluding the positive effect of $1.5 million of foreign currency translation, were 11% below the same period last year.
Cost of sales, as a percentage of sales for the nine month period were below the same period last year due to the closure of a North American production facility and certain other cost reduction efforts. Gross profit percentage was 54.1% as compared to 50.7% for the same period last year, due in large part to cost reduction efforts.
ST&A expenses were $97.4 million for the nine month period, a 2% decrease as compared to $99.4 million for the same period last year, primarily from lower selling expenses associated with the lower sales volume and reduced administrative costs due to the previous years restructuring programs. ST&A as a percentage of sales for the nine month period was 40.7% as compared to 36.2% in the same period last year, reflecting lower sales volumes. Total amortization expense was $4.2 million for the nine month period ended September 30, 2002. This was $2.8 million less than the same period last year, due to the adoption of SFAS142 which requires that goodwill not be amortized.
As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) decreased 15% from $32.8 million to $27.9 million. Printing Solutions: Total sales for the nine months ended September 30, 2002 were $211.8 million, a decrease of $14.0 million, or 6% from $225.8 million in the same period last year. The underlying sales in all areas of the printing solutions business were below the same period last year as worldwide economies, particularly in publication and advertising remain soft. A positive effect of foreign currency translation of $1.1 million did not significantly impact the reported decline in sales.
Cost of sales, as a percentage of sales were below the same period last year due to the closure of a North American production facility and other cost reduction efforts. As a result, gross profit percentage for the nine month period was 43.6% as compared to 42.0% for the same period last year.
ST&A expenses were $56.0 million for the nine month period, a 7% decrease as compared to $59.9 million for the same period last year, as a result of the elimination of certain management and office support redundancies. ST&A as a percentage of sales for the nine month period was 26.5%, unchanged as compared to the same period last year. Total amortization expense was $0.5 million for the nine month period ended September 30, 2002. This was $1.2 million less than the same period last year, due to the adoption of SFAS142 which requires that goodwill not be amortized.
As a result of the factors discussed above, printing solutions operating profit (after amortization) increased 8% from $33.3 million to $35.8 million. Electronics Manufacturing: Total sales for the nine months ended September 30, 2002 were $60.5 million, a decrease of $7.6 million, or 11% from $68.1 million in the same period last year. The decrease is due to the closure of Dynacircuits, for which sales of $10.7 million were included in the previous year.
Cost of sales, as a percentage of sales decreased with the closure of the Dynacircuits operation. Gross profit percentage was 13.9% as compared to 2.9% for the same period last year, as a result of this action.
ST&A expenses were $5.6 million for the nine month period, a 21% decrease as compared to $7.1 million for the same period last year, primarily due to the closure of Dynacircuits.
As a result of the factors discussed above, electronics manufacturing had operating income (after amortization) of $2.8 million for the nine month period ended September 30, 2002 as compared to an operating loss (after amortization) of $5.5 million for the same period last year.
Consolidated: Total sales for the nine months ended September 30, 2002, of $511.8 million decreased $56.8 million or 10% from $568.6 million in the same period last year. Proprietary sales, which were approximately 83% of total sales as compared to approximately 81% in the same period last year, decreased $36.6 million, or 8% reflecting the slowdown in consumer spending and softness in the worldwide electronics and publishing markets. Disposition of an advanced surface finishing business resulted in $2.1 million less sales as compared to the same period last year. This was offset in part by a positive effect from foreign currency translation of $4.7 million.
Gross profits decreased 3% for the nine month period ended September 30, 2002 as compared to the same period last year, as a result of less proprietary sales. Gross profit as a percentage of sales was 45.0% for the nine month period as compared to 41.5% for the same period last year, in large part due to manufacturing cost reductions, including plant closures.
ST&A expenses for the nine month period were 4% less than the same period last year, excluding restructuring and impairment charges. The resulting ST&A as a percentage of sales for the nine month period was 31.1% as compared to 29.3% for the same period last year. In the nine month period ending September 30, 2001, there was $1.1 million for restructuring and $4.8 million for impairment charged to earnings. Total amortization expense was $4.7 million for the nine month period ended September 30, 2002. This was $4.4 million less than the same period last year due to the adoption of SFAS142 as previously mentioned. Operating profit (after amortization) for the nine month period was $66.5 million, an increase of $11.7 million, or approximately 22% more than $54.8 million for the same period last year. Excluding the effects of restructuring and impairment charges in the prior year, operating profit for the nine month period was 10% more than the prior year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 32% for the nine month period ended September 30, 2002 and 35% for the same period in 2001. This reduction in the income tax rate is mainly a result of the change in earnings mix from higher to lower taxed jurisdictions, during the nine months ended September 30, 2002.
NET  EARNINGS
Net earnings available to common shareholders for the nine month period ended September 30, 2002, $0.79 per share increased 54% as compared to $0.52 per share for the same period last year. Foreign currency translation did not have a measurable effect on reported earnings for the nine month period.
THE FOLLOWING DISCUSSION PROVIDES INFORMATION WITH RESPECT TO CHANGES IN FINANCIAL CONDITION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2002. Financial Condition
Operating activities during the nine months ending September 30, 2002 provided a net cash inflow of $78.9 million. This included net earnings of $25.7 million, non-cash expenses for depreciation, amortization, bad debts and stock options of $27.1 million and a net decrease in operating assets and liabilities of $26.1 million which is primarily attributable to trade accounts receivable and inventory balance reductions. Cash generated during this period was used for semi-annual interest payments totaling $29.5 million on its senior subordinated bonds and the investing and financing activies explained below. Investing activities for the nine months ended September 30, 2002 utilized net cash of $2.3 million. Capital expenditures of $4.6 million, compares with total planned expenditures of approximately $14.0 million for the full year, was offset in part by proceeds of $2.3 million from the sale of fixed assets. Financing activities for the nine months ended September 30, 2002 consisted of a net use of cash of $71.7 million primarily used for net long-term debt repayments of $57.1 million and dividends to shareholders of $1.9 million ($0.06 per common share).
The Corporation's financial position remains strong. Working capital at September 30, 2002 was $135.9 million as compared to $140.3 million at December 31, 2001. There are no long-term commitments (including the short-term portion) which would have a significant impact upon results of operation, financial condition or liquidity of the Corporation, other than the debt obligations in the following table:




                                     ----------  ----------  ----------------  ------
($millions) . . . . . . . . . . . .  This Year    2-4 Years   5 or More Years  Total
                                     ----------  ----------  ----------------  ------
Long-term debt. . . . . . . . . . .  $      5.5  $     37.1  $          301.2  $343.8
Capital leases. . . . . . . . . . .         1.3         1.1               0.7     3.1
Operating leases. . . . . . . . . .         9.8        10.8               4.2    24.8
                                     ----------  ----------  ----------------  ------
Total contractual cash commitments.  $     16.6  $     49.0  $          306.1  $371.7
                                     ==========  ==========  ================  ======

The Corporation issued 9 1/8% senior subordinated notes effective June 20, 2001, for the face amount of $301.5 million, which pay interest semiannually on January 15th and July 15th and mature in 2011. The Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $175 million. The outstanding balance on the revolving loan facility decreased $53.3 million during the nine months ended September 30, 2002. There was the amount of $27.6 million (Euro 27.9 million) outstanding on the revolving loan at September 30, 2002. The Corporation has other uncommitted credit facilities which presently total approximately $64 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.
The following table contains other data for the nine and three month periods ended September 30, 2002 and 2001. EBITDA is earnings before interest, taxes, depreciation and amortization. Owner earnings is cash flow from operations less net capital spending. Neither EBITDA nor owner earnings are intended to represent cash flow from operations as defined by generally accepted accounting principles. These measures should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.




($millions)                          Nine Months Ended    September 30,    Three Months Ended    September 30,
                                           2002               2001                2002               2001
                                    -------------------  ---------------  --------------------  ---------------
Cash provided by operations. . . .  $             78.9   $         68.8   $              28.9   $         32.7
Cash ued in investing activities .               ($2.3)          ($22.0)                    -            ($4.2)
Cash used in financing activities.              ($71.7)          ($40.8)               ($22.0)          ($22.4)

EBITDA (before one-time costs) . .  $             85.4   $         86.1   $              28.2   $         24.2

Cash provided by operations. . . .  $             78.9   $         68.8   $              28.9   $         32.7
Less: net capital spending . . . .                (2.3)           (13.7)                    -             (1.6)
                                    -------------------  ---------------  --------------------  ---------------
Owner earnings . . . . . . . . . .  $             76.6   $         55.2   $              28.9   $         31.2
                                    ===================  ===============  ====================  ===============




CRITICAL  ACCOUNTING  POLICIES
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgement based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgements are subject to an inherent degree of uncertainty, accordingly actual results could differ significantly from the estimates applied.
The  Corporation's  critical  accounting  policies  include  the  following:
Revenue recognition and accounts receivable: The Corporation records revenue from product sales, including freight charged to customers, upon shipment if a signed contract or purchase order exists and the collection of the resulting receivable is probable. In addition, commissions and royalties are recorded when earned. Provisions are recorded for estimated warranty claims and returns at the time the products are shipped. The Corporation performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Corporation continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions for bad debts established, there is no guarantee that the Corporation will continue to experience the same credit loss rates as in the past.
Inventories: The Corporation values inventory at lower of average cost or replacement market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination historical write-offs, customer demand, alternative product uses, usage rates and quantities of stock on hand are considered. Inventory in excess of the Corporation's estimated usage requirements is written down to its estimated net realizable value.
Property, plant and equipment and other long-lived assets: The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, on the straight-line basis. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments which significantly extend the useful lives are capitalized. Costs and accumulated depreciation and amortization on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings. The Corporation performs periodic review of the carrying value of long-lived assets for impairment in accordance with SFAS121 and SFAS142. In many instances, projected future cash flows are used to assess the recoverability of long-lived assets of the Corporation. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections. Environmental Matters: The nature of the Corporation's operations and products, including raw materials, exposes it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. NEW ACCOUNTING STANDARDS
The Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS123) for its stock options effective April 1, 2001. On April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS123 and accounted for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"). As a result of this change, compensation expense is measured using the fair value for options granted after April 1, 2001. The resulting expense is amortized over the period in which it is earned. In the nine and three month periods ended September 30, 2002 there was $2,143 and $599, respectively, charged to expense. The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS143), Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS145) and Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS146). The Corporation is currently evaluating the impact of these standards and does not expect that adoption of these standards will have a material impact on its results of operation or financial position. The FASB also issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS144). The Corporation has adopted SFAS144 effective January 1, 2002 and adoption of this standard did not materially impact its results of operation or financial position. ENVIRONMENTAL and LEGAL MATTERS
Environmental: The nature of the Corporation's operations and products, including raw materials, as manufacturers and distributors of specialty chemicals and systems, expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include some of the Canning sites acquired in December 1998, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2.0 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2.0 million and $5.0 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2.0 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On June 25, 2002, the U.S. Environmental Protection Agency brought an administrative complaint against the Adams, Massachusetts manufacturing facility owned by MacDermid Graphic Arts, Inc., alleging that the facility violated certain regulations and permit requirements regarding air emissions and related record keeping matters. The allegations arise primarily out of conduct that allegedly occurred prior to the Corporation's acquisition of the facility through its December 1999 acquisition of Polyfibron Technologies, Inc. The complaint seeks $0.3 million in penalties. The Corporation's subsidiary has responded to the complaint and will engage a defense to the allegations. The Corporation currently believes that this matter will not have a material impact on its results of operations and financial position. On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated is required to pay fines and penalties totaling $2.0 million, without interest, over six quarterly installments. As of September 30, 2002, the Corporation has paid $1.3 million to the Connecticut Department of Environmental Protection and will pay the remaining amount of $0.7 million over the next two quarters. In addition, the Corporation is required to pay $2.0 million to various local charitable and environmental organizations and causes. The amount of $0.5 million has been paid through September 30, 2002 leaving the remaining $1.5 million required to be paid by April 30, 2003. The Corporation will be placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position will not be affected by these arrangements.
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations. FORWARD-LOOKING STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
The  words  "anticipate,"  "believe,"  "could,"  "estimate," "expect," "intend,"
"may," "plan,""predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.
All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.
ITEM  3:
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
Refer to the Notes to Consolidated Condensed Financial Statements, Note 9 "Market Risk"

ITEM  4:
                             CONTROLS AND PROCEDURES
The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, they have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.
PART  II.  OTHER  INFORMATION

ITEM  1  :  Legal  Proceedings
Refer to the Notes to Consolidated Condensed Financial Statements, Note 10 "Legal Matters and Other Contingencies".
ITEM  2  :  Changes  in  Securities  and  Use  of  Proceeds
     None.
ITEM  3  :  Defaults  Upon  Senior  Securities
     None.
ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders
     None.
ITEM  5  :  Other  Information
     None.
ITEM  6(a)  :  Exhibits
99.1 Signature page for certifications under Section 906 of the Sarbanes-Oxley Act of 2002
99.2  Separation  release  agreement
ITEM  6(b)  :  Reports  on  Form  8-K
On August 5, 2002, the Corporation filed its Form 8-K to report the release of a mid-year letter to shareholders of the Corporation. The Form 8-K is incorporated by reference herein.
On September 11, 2002, the Corporation filed its Form 8-K to report the resignation of its Chief Financial Officer. The Form 8-K is incorporated by reference herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)






Date:  November  8,  2002     /s/  Daniel  H.  Leever
       ------------------     -----------------------

     Daniel  H.  Leever
     Chairman,  President  and
        Chief  Executive  Officer






Date:  November  8,  2002     /s/  Gregory  M.  Bolingbroke
       ------------------     -----------------------------

     Gregory  M.  Bolingbroke
     Senior  Vice  President,
     Treasurer  and  Corporate  Controller





                    PRINCIPLE FINANCIAL OFFICER CERTIFICATION



I,  Gregory  M.  Bolingbroke,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of MacDermid, Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequentt to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  8,  2002     /  s  /  Gregory  M.  Bolingbroke
       ------------------     ---------------------------------

     Name:  Gregory  M.  Bolingbroke
     Title: Senior Vice President, Treasurer and Corporate Controller


                    PRINCIPLE EXECUTIVE OFFICER CERTIFICATION



I,  Daniel  H.  Leever,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of MacDermid, Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequentt to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  8,  2002      /s/  Daniel  H.  Leever
       ------------------      -----------------------

     Name:  Daniel  H.  Leever
     Title:  Chairman,  President  and
     Chief  Executive  Officer