Form 10-K
period 2002-12-31
MACDERMID INC
filed 2003-03-25
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2002
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission file number 1-13889
                             MACDERMID, INCORPORATED
             (Exact name of Registrant as specified in its Charter)
                           Connecticut     06-0435750
                           -----------     ----------
              (State of incorporation)     (IRS Employer I.D. No.)
              ------------------------     -----------------------
              245 Freight Street, Waterbury, Connecticut 06702-0671
                    (Address of principal executive offices)
        Registrant's Telephone Number, including Area Code (203) 575-5700
        Securities registered pursuant to Section 12(g) of the Act: NONE Securities registered pursuant to Section 12(b) of the Act:
     Title  of  each  class         Name  of  each  exchange on which registered
     ----------------------         --------------------------------------------
     Common  Stock  Without  Par  Value               New  York  Stock  Exchange
     9.125% Senior Subordinated Notes due 2011 New York Stock Exchange Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  (X)  No  (  )
Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
Yes  (X)  No  (  )
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price on such date as reported on the New York Stock Exchange) was $522,095,000.

The number of shares of Registrant's Common Stock outstanding as of March 1, 2003 was 32,311,504 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2002 Annual Report to Shareholders are incorporated herein by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The definitive proxy statement to be filed, and mailed to the Corporation's stockholders on, or before 30 days prior to the Corporation's annual meeting scheduled for April 30, 2003, is incorporated herein by reference into Part III hereof.

                                     PART I
ITEM  1:BUSINESS
Item  1(a)  GENERAL  DEVELOPMENT  OF  BUSINESS
Established in Waterbury, Connecticut, in 1922, MacDermid, Incorporated and its subsidiaries' (collectively, the "Corporation" or "MacDermid") common shares have traded on the New York Stock Exchange under the symbol "MRD" since 1998. Prior to that, and since 1966, its common shares were traded on the NASDAQ stock exchange. The Corporation develops, produces and markets a broad line of specialty chemical products that are used worldwide. These products are supplied to the metal and plastic finishing markets (for automotive and other applications), the electronics industry (to imprint electrical patterns on circuit boards), the offshore oil and gas markets (for oil drilling and exploration) and to the commercial printing and packaging industries (for image transfer and offset printing applications). The Corporation, through its majority owned subsidiary, also designs and manufactures electronic circuit boards. For a further description of the Corporation's business, see Items 1(b), 1(c) and 1(d).
During 2001, the Corporation changed its fiscal year end from March 31, to December 31. Therefore, the results of operations for the period from April 1, 2001 to December 31, 2001 (referred to as "transition year 2001") covers a period of nine months.
Item  1(b)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
The Corporation develops, manufactures, and markets over 5,000 proprietary chemical compounds. The Corporation operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions (formerly Graphic Arts). A third segment, Electronics Manufacturing designs and manufactures printed circuit boards in Europe through a majority owned subsidiary. These three segments, under which the Corporation operates, are managed separately as each segment has differences in technology and marketing strategies. Item 1(c) of this report provides information concerning the Corporation's classes of products and Item 1(d) of this report includes financial information concerning operations by business segment and by geographic region as well as on a consolidated basis. Additional information with respect to the business is shown in the Notes to Consolidated Financial Statements portion of the Corporation's 2002 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.
Item  1(c)  NARRATIVE  DESCRIPTION  OF  BUSINESS
(i) MacDermid develops, manufactures and markets a broad line of specialty chemicals, solutions and other products for three distinct businesses segments:
Advanced Surface Finishing, Printing Solutions and Electronics Manufacturing. The Advanced Surface Finishing segment's proprietary chemical compounds are primarily used for automotive, electrical and other industrial applications. In automotive and other applications its products are used for cleaning, activating, polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces. In electronic applications its products are used to etch copper and imprint electrical patterns on circuit boards and in offshore oil and gas exploration its chemicals and fluids are used in hydraulic systems as lubricants and cleaning agents to assist in drilling and logging operations. MacDermid also offers a line of horizontal processing equipment primarily for the production of printed circuit boards and chemical machining applications used in conjunction with certain of its chemical products.
The Printing Solutions segment's complete line of offset and textile printing blankets and photo-polymer plates are used by commercial printing and packaging industries. These products allow for both image transfer in flexographic applications and in offset printing applications. Its products are used to improve print quality and productivity for commercial printing. It also manufactures and markets a complete line of digital printers with color graphics and other features.
The Electronics Manufacturing segment is a leading designer and manufacturer of both single-sided and double-sided printed circuit boards in Europe through its majority owned subsidiary Eurocir SA.
In the Americas, MacDermid markets its entire line of proprietary products by way of more than 280 sales and service personnel. In certain areas of the United States, distributors and manufacturing representatives also sell and service many of its products. The Corporation maintains chemical inventories at approximately 14 distribution points throughout the United States. Typically, these facilities are leased or rented. MacDermid owns and operates six manufacturing facilities within the United States. In Canada, Mexico and Brazil the Corporation markets certain of its products through wholly owned subsidiaries.
In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European business is generated by way of more than 380 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, and Sweden. MacDermid owns and operates manufacturing facilities in Spain, Great Britain, Italy, France and Germany. In Germany, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business. In the Asia-Pacific region, the Corporation markets its proprietary products through either wholly owned subsidiaries or branch operations in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan. Asia-Pacific business is generated by way of more than 260 sales and service representatives who are employed by those local subsidiaries. In addition, sales are made in India, Indonesia, Malaysia, the Philippines, Sri Lanka, Thailand and Vietnam directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, mainland China, Japan, Australia and New Zealand.
In other foreign markets some of the Corporation's proprietary chemicals are sold in certain countries of South America, Europe and Asia through distributors or are manufactured and sold through licensees.
Research in connection with proprietary products is performed principally in the United States, with additional research support activities conducted in Great Britain, Spain, France and Japan.
Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.
(ii)     The  Corporation  has the following four classes of principal products:
a) chemical compounds, printing plates and blankets produced by the Corporation, most of which are the result of its own research and development and, therefore, are referred to as proprietary products;
(b)  printed  circuit  boards  for  a  wide  variety  of  consumer applications;
(c)  resale  non-proprietary  chemicals  and  supplies;  and
(d) equipment in support of the chemical business of which approximately 30% is manufactured by the Corporation.
The following table sets forth the classes of the Corporation's products and the respective percentage of total consolidated revenue for the year 2002 and the previous two fiscal years:




Class of Products . . . . . .  December 31, 2002   Transition Year 2001   March 31, 2001
Proprietary chemicals . . . .                 82%                    82%              89%
Electronic boards . . . . . .                 12%                    12%               4%
Resale chemicals and supplies                  4%                     3%               4%
Equipment . . . . . . . . . .                  2%                     3%               3%



(iii) MacDermid uses in excess of 1,100 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal year 2002, there were no significant difficulties in obtaining raw materials essential to its business.
(iv) For the year ended December 31, 2002, more than 20% of the Corporation's proprietary sales were derived from products covered by patents owned by MacDermid or produced under patent license agreements. MacDermid owns approximately 190 non-expired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. In addition, the Corporation owns approximately 445 non-expired foreign patents. The patents owned by the Corporation are important to its business and have varying remaining lives. Although certain of these patents are increasingly more important to its business, the Corporation believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not, more important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks for which it considers to be of value in identifying MacDermid and its products. The Corporation neither holds nor has granted any franchises or concessions.
(v)     No  material  portion  of  the  Corporation's business is seasonal.  The
Corporation records revenue from product sales, including freight charged to customers, upon shipment to the customer if the collection of the resulting receivable is probable The Corporation's stated shipping terms are FOB shipping point and CIP shipping point and do not include customer inspection or acceptance provisions. Where circumstances arise where title has not passed, or revenue is not earned the Corporation defers revenue recognition in accordance with criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.
(vi) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.
(vii) No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.
(viii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for the Corporation's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.
(ix) No portion of the Corporation's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.
(x) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. The Corporation maintains extensive support, technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications, enables it to compete successfully both locally and worldwide.
(xi) MacDermid spent approximately $19,104,000 during fiscal year 2002, $14,922,000 for transition year 2001 and $24,466,000 for fiscal year 2001 on research and development activities. Substantially all research and development activities were performed by the Corporation with the greater percentage related to the development of new products.
(xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and Local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, are expected to have a positive effect upon the Corporation's competitive position. Capital expenditure for environmental control facilities and compliance has been approximately $500,000 to $1,000,000 historically. For the fiscal year ended December 31, 2002, spending of this nature continued at these levels and though difficult to predict, future spending of this nature is likely to remain in this range.
(xiii) As of December 31, 2002, MacDermid had 3,166 full time employees as compared to 3,484 full time employees as of December 31, 2001.
Item  1(d)  FOREIGN  AND  DOMESTIC  OPERATIONS
The Corporation's 2002 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and is incorporated by reference, provides information with respect to business segment, geographic regions as well as on a consolidated basis, including operating information and the effect upon shareholders' equity of the translation of foreign currency financial statements.
ITEM  2:  PROPERTIES
The following table identifies certain information with regard to the principle properties owned by the Corporation:




LOCATION . . . . . . .  PRINCIPLE USE                         APPROXIMATE SQ. FT.
Waterbury, Connecticut  Executive and marketing offices,                  114,000
                        corporate service, customer support
                        and research labs
Waterbury, Connecticut  Warehouse                                         180,000
Middletown, Delaware .  Factory, warehouse, labs and offices               85,000
Ferndale, Michigan . .  Factory, warehouse and offices                     75,000
Cedar Rapids, Iowa . .  Factory, warehouse and offices                     25,000
Morristown, Tennessee.  Factory, warehouse and offices                    250,000
Atlanta, Georgia . . .  Offices and labs                                   65,000
San Marcos, California  Factory, warehouse, labs and offices              195,000
Pasadena, Texas. . . .  Factory, warehouse and offices                     35,000
Birmingham, England. .  Warehouse, labs and offices                       110,000
Birmingham, England. .  Factory and warehouse                             120,000
Wigan, England . . . .  Factory, warehouse and offices                     65,000
Cernay, France . . . .  Factory, warehouse and offices                    235,000
Dormans, France. . . .  Factory, warehouse, labs and offices               35,000
Evreux, France . . . .  Factory and warehouse                              68,000
Steinbach, France. . .  Factory and warehouse                             150,000
Villemeux, France. . .  Factory, warehouse and offices                     50,000
Pioltello, Italy . . .  Factory, warehouse and offices                     40,000
Barcelona, Spain . . .  Factory, warehouse, labs and offices               31,000
Hong Kong, China . . .  Warehouse, labs and offices                        30,000
Panyu, China . . . . .  Factory, warehouse, labs and offices               64,000
Hsin Chu, Taiwan . . .  Factory, warehouse, labs and offices               30,000



The Corporation also owns property in Franklin Park and Waukeegan, Illinois; Adams, Massachusetts; New Hudson, Michigan; and Vernon, Connecticut. Outside the United States, the Corporation also owns property in Droitwich, England. These properties are vacant and could be used for manufacturing should the need arise, or could be leased or sold should an opportunity arise.
In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such facilities were leased in California, Massachusetts, Michigan, Minnesota, North Carolina, New Jersey, Rhode Island, Texas, Vermont, Washington, Canada, Mexico, Holland, Italy, France, Germany, Spain, Sweden, Australia, China, Japan, Korea, Singapore, New Zealand and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.
ITEM  3:  LEGAL  PROCEEDINGS
On June 25, 2002, the U.S. Environmental Protection Agency brought an administrative complaint against the Adams, Massachusetts manufacturing facility owned by MacDermid Printing Solutions, LLC, alleging that the facility violated certain regulations and permit requirements regarding air emissions and related record keeping matters. The allegations arise primarily out of conduct that allegedly occurred prior to the Corporation's acquisition of the facility through its December 1999 acquisition of Polyfibron Technologies, Inc. The Corporation has entered into a settlement with the EPA regarding these allegations. The settlement required a payment of $230,000 and resolved the issues alleged.
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it was a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25,000 and $10,000 and 2 years probation, as well as community service.
In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time. The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated is required to pay fines and penalties totaling $2,500,000, without interest, over six quarterly installments. As of December 31, 2002, the Corporation has paid $2,042,000 and will pay the remaining amount of $458,000 during the quarter ending March 31, 2003. In addition, the Corporation is required to pay $1,550,000 to various local charitable and environmental organizations and causes. As of December 31, 2002, the Corporation has paid $1,420,000 and a final payment for these donations of $130,000 will be paid on April 30, 2003. The Corporation has been placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements. Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.
ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal year 2002.

          PART  II
ITEM 5: MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 2002 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.
ITEM  6:  SELECTED  FINANCIAL  DATA
The selected financial data (Five Year Summary) is contained in MacDermid's 2002 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 2002 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM 7(a): QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Corporation is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.
MacDermid has been exposed to interest rate risk primarily from its credit facility, which is based upon various floating rates. The Corporation has entered into interest rate swaps, a portion of which have been designated as hedging instruments under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. There were no outstanding borrowings under this facility at December 31, 2002. The Corporation reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. See Note 15 to Consolidated Financial Statements, Financial Information for Guarantors of the Corporation's Bond Offering. Based upon expected levels of borrowing in 2003 and providing for swap protection, an increase in interest rates of 100 basis points would result in an incremental interest expense of approximately $150,000.
The Corporation operates manufacturing facilities in ten countries and sells products in over 25 countries. Approximately 60% of the Corporation's net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, Hong Kong and New Taiwan Dollars. For the year ended December 31, 2002, there was a favorable impact on earnings of approximately $0.01 per share, or 4%. Earnings are generally reinvested locally and the impact on operating cash flows has been less than $2,500,000 annually. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the exposure to foreign exchange fluctuations.
MacDermid does not enter into any derivative financial instruments for trading purposes. The Corporation has certain other supply agreements for quantities but has chosen not to enter into any price hedging with its suppliers for commodities. Additional information about market risk is contained in MacDermid's 2002 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 2002 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
PART  III
ITEM  10:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2002 annual meeting of shareholders. Officers of the Corporation are listed in Item 10(a), below.
Item  10(a)  EXECUTIVE  OFFICERS  OF  MACDERMID
The names, offices and ages (as of December 31, 2002) of the executive officers of MacDermid, each of whom has been employed in their respective offices for more than five years, except as noted, are as follows:




Daniel H. Leever . . .  age 54  Board Chairman (since 1998), Chief Executive
                                Officer (since 1990) and President (since 1989)
John L. Cordani. . . .  age 39  Corporate Secretary and General Counsel (since
                                2001 and previously from 1994 to 2000)  Between
                                May 2000 and July 2001 he was a partner at
                                Carmody and Torrance LLP
Gregory M. Bolingbroke  age 53  Senior Vice President and Treasurer (since 2000) and
                                Corporate Controller (since 1995)
Richard Boehner. . . .  age 55  Vice President of Corporate Development (since
                                2001)  Previously, and since 1998 he was a Senior
                                Vice President at Great Lakes Chemical



John P. Malfettone was named Executive Vice President and Chief Financial Officer effective January 7, 2002. He served, since 1990, as Vice President and Controller and Vice President of Finance at GE Capital and Managing Director at GE Equity. On September 10, 2002, he resigned from the Corporation to pursue other interests.
ITEM  11:  EXECUTIVE  COMPENSATION
The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2002 annual meeting of shareholders.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2002 annual meeting of shareholders.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY RELATIONSHIPS The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2002 annual meeting of shareholders.
ITEM  14:  CONTROLS  AND  PROCEDURES
The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, they have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.

                                     PART IV
ITEM  15:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
     (a)  Financial  Statements,  Financial  Statement  Schedules  and  Exhibits
     (1)  Financial  Statements
     The consolidated financial statements and report thereon of KPMG LLP, dated February 4, 2003 are contained in MacDermid's 2002 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference.
     (2)  Financial  Statement  Schedules
     The following schedules are filed as part of this Annual Report on Form 10-K. This supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.
     Schedule II - Valuation and Qualifying Accounts and Reserves is contained in MacDermid's 2002 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference
     (3)  Exhibits
     The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.




             EXHIBIT INDEX TO 2002 FORM 10-K ANNUAL REPORT
Exhibit No.
3.1 . . . .  Restated Certificate of Incorporation, MacDermid, Incorporated    By reference
             amended as of December 1, 1997.  Exhibit 19 to September 30,
             1991 Form 10-Q Quarterly Report is incorporated by reference herein.
3.2 . . . .  Restated By-Laws of MacDermid, Incorporated amended as of May     By reference
             21, 2001.  Exhibit 3.2 to March 31, 2001 Form 10-K Annual Report
             is incorporated by reference herein.
4.1 . . . .  Credit Agreement, amended, dated as of November 9, 2001           By reference
             among MacDermid, Incorporated, the Banks signatory
             thereto and Bank of America, as Agent, letter of credit issuing bank and swing line lender.  Exhibit 4.2 to December 31, 2001 transition report on Form 10-K Annual Report is incorporated by reference, herein.
10.1. . . .  MacDermid, Incorporated Special Stock Purchase Plan,              By reference
             amended as of November 1, 1992.  Exhibit 10 to 1993
             Form 10-K Annual Report is incorporated by reference herein.
10.2. . . .  MacDermid, Incorporated 1995 Equity Incentive Plan.  Exhibit      By reference
             10.2 to 1996 Form 10-K Annual Report is incorporated by
             reference herein.
10.3. . . .  MacDermid, Incorporated 1998 Equity Incentive Plan.  Exhibit      By reference
             10.3 to 1999 Form 10-K Annual Report is incorporated by
             reference herein.
10.4. . . .  MacDermid, Incorporated 2001 Equity Incentive Plans.  Exhibit     By reference
             10.4 to March 31, 2001 Form 10-K Annual Report is incorporated by reference herein.
10.5. . . .  Severance Agreement                                               Attached
11. . . . .  Computation of per share earnings.                                By reference
             Note 1(p) to MacDermid's 2002 Annual Report to Stockholders.
13. . . . .  MacDermid's 2002 Annual Report to Stockholders as required by     Attached
             Item 8.
21. . . . .  Subsidiaries of MacDermid, Incorporated                           Attached
23. . . . .  Independent Auditors' Consent                                     Attached
24. . . . .  Power of Attorney                                                 Attached
99. . . . .  Statement Under Section 906 of the Sarbanes-Oxley Act of 2002     Attached

     (b)  Reports  on  Form  8-K
           None.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
                             Dated:  March 25, 2003
By     /s/  Daniel  H.  Leever     By
     Daniel  H.  Leever          Gregory  M.  Bolingbroke
     Chairman,  President          Senior  Vice  President,  Treasurer
     and  Chief  Executive  Officer          and  Corporate  Controller


Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 25, 2003 as attorney-in-fact for the following directors of the Registrant:
Donald  G.  Ogilvie
James  C.  Smith
Joseph  M.  Silvestri
T.  Quinn  Spitzer,  Jr.
Robert  L.  Ecklin
                              /s/ Daniel H. Leever
                                Daniel H. Leever

                    PRINCIPLE EXECUTIVE OFFICER CERTIFICATION
I,  Daniel  H.  Leever,  certify  that:
1.  I  have reviewed this annual report on Form 10-K of MacDermid, Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  March  25,  2003
 /s/  Daniel  H.  Leever
Name:  Daniel  H.  Leever
Title:  Chairman,  President  and  Chief  Executive  Officer

                    PRINCIPLE FINANCIAL OFFICER CERTIFICATION
I,  Gregory  M.  Bolingbroke,  certify  that:
1.  I  have reviewed this annual report on Form 10-K of MacDermid, Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  March  25,  2003
/  s  /  Gregory  M.  Bolingbroke
Name:  Gregory  M.  Bolingbroke
Title:  Senior  Vice  President,  Treasurer  and  Corporate  Controller