Form 10-K/A
period 2002-12-31
MACDERMID INC
filed 2003-03-27
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K/A

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

The number of shares of Registrant's Common Stock outstanding as of March 1, 2003 was 32,314,172 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2002 Annual Report to Shareholders are incorporated herein by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The definitive proxy statement to be filed, and mailed to the Corporation's stockholders on, or before 30 days prior to the Corporation's annual meeting scheduled for April 30, 2003, is incorporated herein by reference into Part III hereof.

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

     (b)  Reports  on  Form  8-K
           None.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
                             Dated:  March 27, 2003
By     /s/  Daniel  H.  Leever     By
     Daniel  H.  Leever          Gregory  M.  Bolingbroke
     Chairman,  President          Senior  Vice  President,  Treasurer
     and  Chief  Executive  Officer          and  Corporate  Controller


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

                    PRINCIPLE EXECUTIVE OFFICER CERTIFICATION
I,  Daniel  H.  Leever,  certify  that:
1.  I  have reviewed this annual report on Form 10-K of MacDermid, Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  March  27,  2003
 /s/  Daniel  H.  Leever
Name:  Daniel  H.  Leever
Title:  Chairman,  President  and  Chief  Executive  Officer

                    PRINCIPLE FINANCIAL OFFICER CERTIFICATION
I,  Gregory  M.  Bolingbroke,  certify  that:
1.  I  have reviewed this annual report on Form 10-K of MacDermid, Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  March  27,  2003
/  s  /  Gregory  M.  Bolingbroke
Name:  Gregory  M.  Bolingbroke
Title:  Senior  Vice  President,  Treasurer  and  Corporate  Controller