Form 10-Q
period 2003-03-31
MACDERMID INC
filed 2003-05-15
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  March 31, 2003
                                                 --------------

                         COMMISSION FILE NUMBER  1-13889
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
                                                          ---------------

                                       n/a
                                       ---
               Former name, former address or former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No         .
    ---     ---------
Indicate by check mark whether the registrant is an accelerated filer as defined inRule 12b-2 of the Act.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at  May  1,  2003
     ----------------------          ------------------------------
     Common  Stock,  no  par  value              32,314,172  shares


                             MACDERMID, INCORPORATED
                                      INDEX


                                                                     Page No.
                                                                     --------

Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         March 31, 2003 and December 31, 2002 . . . . . . . . . . .       2-3
       Consolidated Condensed Statements of Earnings
         and Retained Earnings - Three Months Ended
         March 31, 2003 and 2002. . . . . . . . . . . . . . . . . .         4
       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2003 and 2002 . . . . . . . .         5
       Notes to Consolidated Condensed Financial Statements . . . .      6-20
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .     21-27
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        28
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .        28
Part II.   Other Information. . . . . . . . . . . . . . . . . . . .        28
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29
Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.     30-31




                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in Thousands of Dollars)



                                            March 31,     December 31,
                                                  2003            2002
                                          ------------  --------------
Assets . . . . . . . . . . . . . . . . .   (Unaudited)       (Audited)

Current assets:
Cash and cash equivalents. . . . . . . .  $     46,634  $       32,019
Accounts and notes receivable, (net
  of allowance for doubtful receivables
  of $14,259 and $12,743). . . . . . . .       141,277         142,806
Inventories:
  Finished goods . . . . . . . . . . . .        43,174          43,639
  Raw materials, supplies and equipment.        42,778          42,099
                                          ------------  --------------
                                                85,952          85,738
Prepaid expenses . . . . . . . . . . . .         4,426           5,457
Deferred income tax asset. . . . . . . .        22,006          22,598
                                          ------------  --------------
    Total current assets . . . . . . . .       300,295         288,618
Property, plant and equipment (net
  of accumulated depreciation of
  $160,110 and $152,751) . . . . . . . .       130,018         132,581
Goodwill . . . . . . . . . . . . . . . .       194,200         194,200
Intangibles, (net of accumulated
  amortization of $19,186
  and $18,961) . . . . . . . . . . . . .        31,600          31,825
Other assets . . . . . . . . . . . . . .        58,961          60,669
                                          ------------  --------------
                                          $    715,074  $      707,893
                                          ============  ==============

See  accompanying  notes  to  consolidated  condensed  financial  statements.



                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (Amounts in Thousands of Dollars Except Per Share Amounts)


                                                 March 31,     December 31,
                                                      2003            2002
                                               ------------  --------------
Liabilities and shareholders' equity: . . . .   (Unaudited)       (Audited)

Current liabilities:
Notes payable . . . . . . . . . . . . . . . .  $     4,107   $       5,124
Current installments of long-term obligations        5,352           6,230
Accounts and dividends payable. . . . . . . .       65,699          64,465
Accrued expenses. . . . . . . . . . . . . . .       62,651          69,562
Income taxes. . . . . . . . . . . . . . . . .        3,682           3,727
                                               ------------  --------------
    Total current liabilities . . . . . . . .      141,491         149,108

Long-term obligations . . . . . . . . . . . .      311,586         311,813
Accrued post-retirement and
  post-employment benefits. . . . . . . . . .       20,021          19,688
Deferred income taxes . . . . . . . . . . . .        5,429           5,535
Other long-term liabilities . . . . . . . . .        1,092           1,138
Minority interest . . . . . . . . . . . . . .        2,873           2,873

Shareholders' equity:
Common stock stated value
  $1.00 per share . . . . . . . . . . . . . .       46,642          46,640
Additional paid-in capital. . . . . . . . . .       22,288          21,261
Retained earnings . . . . . . . . . . . . . .      236,307         225,387
Cumulative comprehensive
  income equity adjustments . . . . . . . . .      (12,941)        (15,786)
Cost of treasury shares . . . . . . . . . . .      (59,714)        (59,764)
                                               ------------  --------------
    Total shareholders' equity. . . . . . . .      232,582         217,738
                                               ------------  --------------
                                               $   715,074   $     707,893
                                               ============  ==============

See  accompanying  notes  to  consolidated  condensed  financial  statements.


                                 MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  AND RETAINED EARNINGS
           (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                       (Unaudited)



                                                         Three Months Ended March 31,
                                                          2003                   2002
                                             ------------------------------  ------------
Net sales . . . . . . . . . . . . . . . . .  $                     172,430   $   166,956
Cost of sales . . . . . . . . . . . . . . .                         98,180        97,535
                                             ------------------------------  ------------
    Gross profit. . . . . . . . . . . . . .                         74,250        69,421

Operating expenses:
  Selling, technical and administrative . .                         49,122        47,063
  Amortization. . . . . . . . . . . . . . .                            770         1,568
                                             ------------------------------  ------------
                                                                    49,892        48,631
                                             ------------------------------  ------------
    Operating profit. . . . . . . . . . . .                         24,358        20,790

  Interest income . . . . . . . . . . . . .                           (195)         (140)
  Interest expense. . . . . . . . . . . . .                          7,891         9,200
  Other income. . . . . . . . . . . . . . .                           (920)         (452)
  Other expense . . . . . . . . . . . . . .                            572           645
                                             ------------------------------  ------------
                                                                     7,348         9,253
                                             ------------------------------  ------------

Earnings before taxes and
  minority interest . . . . . . . . . . . .                         17,010        11,537
Income taxes. . . . . . . . . . . . . . . .                         (5,444)       (4,039)
Minority interest . . . . . . . . . . . . .                             --          (166)
                                             ------------------------------  ------------
Net earnings. . . . . . . . . . . . . . . .                         11,566         7,332

Retained earnings, beginning of period. . .                        225,387       218,619
Cash dividends declared . . . . . . . . . .                           (646)         (645)
                                             ------------------------------  ------------
Retained earnings, end of period. . . . . .  $                     236,307   $   225,306
                                             ==============================  ============


Net earnings per common share:
  Basic . . . . . . . . . . . . . . . . . .  $                        0.36   $      0.23
                                             ==============================  ============
  Diluted . . . . . . . . . . . . . . . . .  $                        0.36   $      0.23
                                             ==============================  ============


Cash dividends per common share . . . . . .  $                        0.02   $      0.02
                                             ==============================  ============

Weighted average common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . .                     32,295,541    32,221,436
                                             ==============================  ============
  Diluted . . . . . . . . . . . . . . . . .                     32,467,172    32,492,880
                                             ==============================  ============

See  accompanying  notes  to  consolidated  condensed  financial  statements.



                                  MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts In Thousands of Dollars)
                                        (Unaudited)



                                                            Three Months Ended March 31,
                                                               2003                 2002
                                                  ------------------------------  ---------
Net cash flows from operating activities:. . . .  $                      19,397   $ 12,877

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . .                           (979)    (1,170)
  Proceeds from disposition of fixed assets. . .                              -         14
                                                  ------------------------------  ---------
  Net cash flows used in investing activities. .                           (979)    (1,156)

Cash flows from financing activities:
  Net repayments of short-term borrowings. . . .                         (2,237)    (3,281)
  Long-term borrowings . . . . . . . . . . . . .                              -     11,276
  Long-term repayments . . . . . . . . . . . . .                         (1,333)   (21,610)
  Issuance from treasury shares. . . . . . . . .                             50          -
  Dividends paid . . . . . . . . . . . . . . . .                           (646)      (645)
                                                  ------------------------------  ---------
  Net cash flows used in financing activities. .                         (4,166)   (14,260)

Effect of exchange rate changes on
  cash and cash equivalents. . . . . . . . . . .                            363       (114)
                                                  ------------------------------  ---------

Increase (decrease) in cash and cash equivalents                         14,615     (2,653)
Cash and cash equivalents at beginning of period                         32,019     17,067
                                                  ------------------------------  ---------

Cash and cash equivalents at end of period . . .  $                      46,634   $ 14,414
                                                  ==============================  =========


See  accompanying  notes  to  consolidated  condensed  financial  statements.


                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
Note  1.     Summary  of  Significant  Accounting  Policies
The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated ("the Corporation") and its subsidiary companies as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2002.
Note  2.     Common  Share  Data
The following table summarizes common share activity during the three month periods ended March 31, 2003 and 2002.



                                          Three Months Ended March 31,
                                          ----------------------------
                                                      2003        2002
                                          ----------------------------
Balance beginning of period.                    46,639,757  46,409,757
Shares issued - stock awards                         2,668     130,000
                                          ----------------------------
Balance end of period. . . .                    46,642,425  46,539,757
                                          ============================


The Board of Directors from time-to-time authorize the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). Common shares held in treasury, were 14,346,884 at March 31, 2003 and 14,349,453 at December 31, 2002. Authorization to purchase approximately 1,000,000 common shares remained as of March 31, 2003. Subsequently, on May 7, 2003, the Board of Directors voted to supercede the previous authorization with a new authorization to purchase up to 3,000,000 common shares. Also, on May 7, 2003, the Corporation executed a purchase and sale agreement with Citicorp Venture Capital Ltd, to aquire all of their 2,201,720 outstanding common shares on or before November 3, 2003. A complete copy of this agreement has been filed on the Corporation's Form 8-K dated May 7, 2003.

Note  3.     Earnings  Per  Common  Share
The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and share warrants outstanding during the period. Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. Options to purchase 1,429,625 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because those options would be antidilutive based on current market prices.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.




                                              Three Months Ended March 31,
                                                          2003        2002
                                  ----------------------------  ----------
Basic common shares. . . . . . .                    32,295,541  32,221,436
Dilutive effect of stock options                       171,631     271,444
                                  ----------------------------  ----------
Diluted common shares. . . . . .                    32,467,172  32,492,880
                                  ============================  ==========

Note  4.     Stock-Based  Plans
Effective April 1, 2001, the Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS123), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001, with the resulting expense charged over the period in which the options are earned. In three month periods ended March 31, 2003 and 2002, there was $1,031 and $729, respectively, charged to expense. Previously, and since April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS123 while accounting for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB25").
Had the Corporation used the fair value expense recognition method of accounting for all stock options granted under its plans between April 1, 1996 and April 1, 2001, net earnings and net earnings per common share for the three month periods ended March 31, 2003 and 2002, would have been reduced to the following pro forma amounts:




                                               Three Months Ended March 31,
                                                             2003     2002
                                    ------------------------------  -------
Net earnings available for
common shareholders as
reported . . . . . . . . . . . . .  $                      11,566   $7,332
Add: stock based employee
compensation expense included
in reported net income, net of
related tax effects. . . . . . . .                            701      474
Deduct: total stock based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects                           (861)    (645)
                                    ------------------------------  -------
Pro forma net earnings . . . . . .  $                      11,406   $7,161
                                    ==============================  =======

Net earnings per common share:
  Basic
    As reported. . . . . . . . . .  $                        0.36   $ 0.23
    Pro forma. . . . . . . . . . .  $                        0.35   $ 0.22
    Diluted
    As reported. . . . . . . . . .  $                        0.36   $ 0.23
    Pro forma. . . . . . . . . . .  $                        0.35   $ 0.22

Note  5.     Goodwill  and  Other  Intangible  Assets
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets with indeterminable lives are no longer amortized, but instead the carrying amounts will be periodically compared to the current fair value and, if impairment occurs, an adjustment to the carrying amount will be required with a charge to expense in the period identified. This could result in a future write-down or write-off of such assets.
Goodwill carrying amounts for both the period ended March 31, 2003 and December 31, 2002, by segment, are as follows; Advanced Surface Finishing "ASF", $122,070 and Printing Solutions "PS", $72,130; for a total balance of $194,200. Acquired intangible assets are summarized as follows:



                             March 31, 2003                              December 31, 2002
                            ---------------                             -------------------
            Gross Carrying   Accumulated          Net      Gross Carrying   Accumulated     Net
            Amount           Amortization         Amount   Amount           Amortization    Amount
            ---------------  -------------------  -------  ---------------  --------------  -------
Patents. .  $        19,698  $           (8,403)  $11,295  $        19,698  $      (8,123)  $11,575
Trademarks           27,481              (8,903)   18,578           27,481         (8,788)   18,693
Others . .            3,607              (1,880)    1,727            3,607         (2,050)    1,557
            ---------------  -------------------  -------  ---------------  --------------  -------
   Total .  $        50,786  $          (19,186)  $31,600  $        50,786  $     (18,961)  $31,825
            ===============  ===================  =======  ===============  ==============  =======

Included in the table above, is the net carrying amount of $16,233 at March 31,2003 and December 31, 2002 for trademarks which are not being amortized due to the indefinite life associated with these assets.

Note 6. Comprehensive Income and Accumulated Other Comprehensive Income The components of comprehensive income for the three month periods ended March 31, 2003 and 2002 are as follows:




                                                     Three Months Ended March 31,
                                                                    2003    2002
                                           -----------------------------  -------
Net earnings. . . . . . . . . . . . . . .  $                      11,566  $7,332
Other comprehensive income:
  Foreign currency translation adjustment                          2,845    (410)
  Hedging activities. . . . . . . . . . .                              -     250
                                           -----------------------------  -------
Comprehensive income. . . . . . . . . . .  $                      14,411  $7,172
                                           =============================  =======

The components of accumulated other comprehensive income as of March 31, 2003 and December 31, 2002 are as follows:




                                         March 31, 2003    December 31, 2002
                                         ----------------  -------------------
Cumulative equity adjustments for:
   Foreign currency translation . . . .  $        (2,527)  $           (5,372)
   Additional minimum pension liability          (10,414)             (10,414)
                                         ----------------  -------------------
Accumulated other comprehensive income.  $       (12,941)  $          (15,786)
                                         ================  ===================

Note  7.     Segment  Reporting
The Corporation operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. A third segment, Electronics Manufacturing designs and manufactures printed circuits boards in Europe through a majority owned subsidiary. These three segments, under which the Corporation operates, are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications, as well as, etching copper and imprinting electrical patterns for various electronics applications, and as lubricants and cleaning agents associated with offshore oil and gas operations. The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and supplies. The Electronics Manufacturing segment produces a wide variety of both single-sided and double-sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by executive management to assess performance of the Corporation. The accounting policies of each business segment are the same as those described in the Summary of Significant Accounting Policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are reviewed before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets, deferred bond financing fees and certain other long term assets not directly associated with the support of the individual segments.




Results of operations by segment:                Three Months Ended March 31,
                                                    2003                 2002
                                    ------------------------------  ---------
Net sales:
   Advanced surface finishing. . .  $                      83,814   $ 78,431
   Printing solutions. . . . . . .                         67,833     68,353
   Electronics manufacturing . . .                         20,783     20,172
                                    ------------------------------  ---------
     Consolidated net sales. . . .  $                     172,430   $166,956
                                    ------------------------------  ---------

Operating income (loss):
   Advanced surface finishing. . .  $                      12,901   $ 10,092
   Printing solutions. . . . . . .                         12,259     11,269
   Electronics manufacturing . . .                            (32)       997
   Amortization expense. . . . . .                           (770)    (1,568)
                                    ------------------------------  ---------
     Consolidated operating profit  $                      24,358   $ 20,790
                                    ==============================  =========





Identifiable assets by segment:  March 31, 2003   December 31, 2002
                                 ---------------  ------------------
Advanced surface finishing. . .  $       147,767  $          136,436
Printing solutions. . . . . . .          405,580             410,087
Electronics manufacturing . . .           96,562              95,961
Corporate-wide. . . . . . . . .           65,165              65,409
                                 ---------------  ------------------
   Consolidated assets. . . . .  $       715,074  $          707,893
                                 ===============  ==================


Note  8.     Acquisition  Reserves
The Corporation established acquisition reserves (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of certain leased facilities and sale of owned facilities. See Contingencies and Legal Matters, Note 11, regarding environmental activity. The following table summarizes the cumulative activity for these reserves, since inception through March 31, 2003, including cash payments of $16 for the three months ended March 31, 2003:




               Inception   Adjustments  Payments  Balance
               ----------  -----------  --------  --------
Facilities. .  $    4,200          885     3,463  $  1,622
Redundancies.       2,050        3,100     5,150         -
Environmental       2,000            -       188     1,812
               ----------  -----------  --------  --------
   Total. . .  $    8,250        3,985     8,801  $  3,434
               ==========  ===========  ========  ========

Note  9.     Supplemental  Cash  Flow  Information
The following table illustrates the major components of net cash flows from operating activities as well as cash paid for interest and income taxes for the three months ended March 31, 2003 and 2002:




                                                               Three Months Ended March 31,
                                                                            2003      2002
                                                   ------------------------------  --------
Net cash flows from operating activities:
Net earnings. . . . . . . . . . . . . . . . . . .  $                      11,566   $ 7,332
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . .                          5,246     5,291
   Amortization . . . . . . . . . . . . . . . . .                            770     1,568
   Provision for bad debts. . . . . . . . . . . .                          1,789     1,521
   Stock compensation expense . . . . . . . . . .                          1,031       729
   Other changes in assets and liabilities. . . .                         (1,005)   (3,564)
                                                   ------------------------------  --------
   Net cash flows from operating activities . . .  $                      19,397   $12,877
                                                   ==============================  ========


Cash paid for interest. . . . . . . . . . . . . .  $                      14,812   $17,973
                                                   ==============================  ========

Cash paid for income taxes. . . . . . . . . . . .  $                       2,109   $ 2,178
                                                   ==============================  ========


Note  10.     Market  Risk
The Corporation is exposed to market risk in the normal course of business activity due to its operations in different foreign countries and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the Corporation's exposure to foreign exchange fluctuations.
The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 60% of the Corporation's net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, Hong Kong and New Taiwan Dollars. For the three month period ending March 31, 2003, there was a favorable foreign currency translation effect on earnings of approximately $0.02 per share, or 6%. The annual impact on operating cash flows historically has been insignificant.
The Corporation's business operations, consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in a wide variety of applications used in the printing and packaging industries, while 30% of the business is concentrated to customers supplying a wide variety of chemicals to manufacturers of printed circuit boards with many different end-use applications, as well as the manufacture of printed circuit boards supplied to the electronics industry. As is usual for these businesses, the Corporation generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
The Corporation has been exposed to interest rate risk, primarily from its credit facility which is based upon various floating rates. The Corporation had entered into interest rate swap agreements for the purpose of reducing its exposure to possible future changes in interest rates. A remaining interest rate swap is considered speculative as there are no outstanding balances under the credit facility. The Corporation reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. For additional information, see Financial Information for Guarantors of the Corporation's Bond Offering, Note 12. Based upon the Corporation's current debt structure and expected levels of borrowing in 2003, an increase in interest rates would not result in an incremental interest expense. The Corporation does not enter into derivative financial instruments for trading purposes, it has certain other supply agreements for raw material inventories but has chosen not to enter into any price hedging with its suppliers for commodities.
Note  11.     Contingencies  and  Legal  Matters
Environmental Issues: The nature of the Corporation's operations, as manufacturers and distributors of specialty chemicals and systems, and products, including raw materials, expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2,000. The Corporation estimates the range of cleanup costs at its Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2,000, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 and $10 and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2,500, without interest, over six quarterly installments. As of March 31, 2003, the Corporation had paid $2,375. A final payment for these fines of $125 was paid on April 30, 2003. In addition, the Corporation was required to pay $1,550 to various local charitable and environmental organizations and causes. As of March 31, 2003, the Corporation had paid $1,420. A final payment for these donations of $130 was paid on April 30, 2003. The Corporation has been placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements. Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.
Note  12.     Financial  Information  for  Guarantors  of the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("bonds") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down long-term debt. These bonds are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("guarantors"). The guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the bonds. The Corporation's unrestricted subsidiaries that resulted from the January 2001 Eurocir acquisition and its foreign subsidiaries are not guarantors of the indebtedness under the bonds. The following financial information is presented to give additional disclosures to the consolidated condensed financial statements, with respect to: a) the parent (MacDermid, Incorporated as the issuer), b) the guarantors, c) the non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Corporation on a consolidated basis for and as of the fiscal periods ended March 31, 2003 and 2002 and December 31, 2002. The equity method has been used by the parent with respect to investments in guarantor subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2002.


CONSOLIDATED  CONDENSED  BALANCE  SHEET
MARCH  31,  2003
(unaudited)

                                                                                                              MacDermid
                                                                             Unrestricted                   Incorporated

                               MacDermid      Guarantor      Nonguarantor    Nonguarantor                        And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations   Subsidiaries
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents .  $      23,900  $       1,784   $      20,704   $         246   $           -   $      46,634
Accounts receivables, net .         11,789         20,931          95,899          12,658               -         141,277
Due (to) from affiliates. .        110,080        (57,764)        (23,609)        (28,707)              -               -
Inventories . . . . . . . .          9,248         26,055          41,942           8,707               -          85,952
Prepaid expenses. . . . . .            315            708           3,403               -               -           4,426
Deferred income taxes . . .         17,059              -           4,065             882               -          22,006
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets. . . .        172,391         (8,286)        142,404          (6,214)              -         300,295

Property, plant and
equipment, net. . . . . . .         14,493         41,550          54,721          19,254               -         130,018
Goodwill. . . . . . . . . .         21,680         68,574         103,946               -               -         194,200
Intangibles, net. . . . . .              -          6,447          25,068              85               -          31,600
Investments in subsidiaries        328,359        236,026         (22,453)              -        (541,932)              -
Other assets. . . . . . . .         39,360          8,946           7,962           2,693               -          58,961
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     576,283  $     353,257   $     311,648   $      15,818   $    (541,932)  $     715,074
                             =============  ==============  ==============  ==============  ==============  =============



CONSOLIDATED  CONDENSED  BALANCE  SHEET  (continued)
MARCH  31,  2003
(unaudited)

                                                                                                                MacDermid
                                                                               Unrestricted                    Incorporated

                                 MacDermid       Guarantor     Nonguarantor    Nonguarantor                        And
                                Incorporated    Subsidiaries   Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                               --------------  --------------  -------------  --------------  --------------  --------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable . . . . . . . .  $           -   $           -   $       1,405  $       2,702   $           -   $       4,107
Current installments of long-
term obligations. . . . . . .              -             146             348          4,858               -           5,352
Accounts and dividend payable         11,229           7,578          31,436         15,456               -          65,699
Accrued expenses. . . . . . .         25,184           8,045          25,937          3,485               -          62,651
Income taxes. . . . . . . . .        (10,000)          8,472           5,875           (665)              -           3,682
                               --------------  --------------  -------------  --------------  --------------  --------------
Total current liabilities . .         26,413          24,241          65,001         25,836               -         141,491

Long-term obligations . . . .        301,757             614             555          8,660               -         311,586
Accrued postretirement. . . .         15,533               -           4,488              -               -          20,021
Deferred income taxes . . . .             (2)              -           4,612            819               -           5,429
Other long-term liabilities .              -              43             966             83               -           1,092
Minority interest . . . . . .              -               -               -          2,873               -           2,873

Shareholders' equity:
Common stock. . . . . . . . .         46,642             (50)          3,760              3          (3,713)         46,642
Additional paid-in capital. .         22,288         207,741         109,614         10,260        (327,615)         22,288
Retained earnings . . . . . .        236,307         126,076         122,002        (30,382)       (217,696)        236,307
Cumulative comprehensive
   income equity
   adjustment, net. . . . . .        (12,941)         (5,408)            650         (2,334)          7,092         (12,941)
Less cost common shares
   in treasury. . . . . . . .        (59,714)              -               -              -               -         (59,714)
                               --------------  --------------  -------------  --------------  --------------  --------------
Total shareholders' equity. .        232,582         328,359         236,026        (22,453)       (541,932)        232,582

                               --------------  --------------  -------------  --------------  --------------  --------------
                               $     576,283   $     353,257   $     311,648  $      15,818   $    (541,932)  $     715,074
                               ==============  ==============  =============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2003
(unaudited)

                                                                                                              MacDermid
                                                                             Unrestricted                    Incorporated

                              MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      23,080   $      42,601   $      90,587   $      20,783   $      (4,621)  $     172,430
Cost of sales. . . . . . .         14,800          19,721          49,205          19,075          (4,621)         98,180
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .          8,280          22,880          41,382           1,708               -          74,250

Operating expenses:
Selling, technical and
administrative . . . . . .         12,437          10,272          24,672           1,741               -          49,122
Amortization . . . . . . .              -             510             252               8               -             770
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   12,437          10,782          24,924           1,749               -          49,892
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (4,157)         12,098          16,458             (41)              -          24,358

Equity in earnings of
subsidiaries . . . . . . .        (18,293)        (10,521)            465               -          28,349               -
Interest income. . . . . .            (31)            (16)           (138)            (10)              -            (195)
Interest expense . . . . .          7,816          (1,122)            570             627               -           7,891
Other expense (income),
net. . . . . . . . . . . .           (182)            (47)             23            (142)              -            (348)
                            --------------  --------------  --------------  --------------  --------------  --------------
                                  (10,690)        (11,706)            920             475          28,349           7,348
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .          6,533          23,804          15,538            (516)        (28,349)         17,010
Income taxes benefit
(expense). . . . . . . . .          5,033          (5,511)         (5,017)             51               -          (5,444)
Minority interest. . . . .              -               -               -               -               -               -
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $      11,566   $      18,293   $      10,521   $        (465)  $     (28,349)  $      11,566
                            ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2003
(unaudited)

                                                                                                             MacDermid
                                                                             Unrestricted                   Incorporated

                              MacDermid       Guarantor      Nonguarantor    Nonguarantor                       And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries   Eliminations    Subsidiaries
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) operating
activities:. . . . . . . .  $     (18,926)  $      16,653   $      19,725   $       1,945   $           -  $      19,397
Investing activities:
Capital expenditures . . .            (36)           (188)           (518)           (237)              -           (979)
Proceeds from disposition
of fixed assets. . . . . .              -               -               -               -               -              -
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) investing
activities . . . . . . . .            (36)           (188)           (518)           (237)              -           (979)
                            --------------  --------------  --------------  --------------  -------------  --------------
Financing activities:
Net proceeds from
(repayments of) short-term
borrowings . . . . . . . .         21,692         (12,849)        (10,345)           (735)              -         (2,237)
Long-term borrowings . . .              -               -               -               -               -              -
Long-term repayments . . .              -            (256)              -          (1,077)              -         (1,333)
Issuance from treasury
shares . . . . . . . . . .             50               -               -               -               -             50
Dividends paid . . . . . .          6,968          (3,891)         (3,723)              -               -           (646)
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) financing
activities . . . . . . . .         28,710         (16,996)        (14,068)         (1,812)              -         (4,166)
                            --------------  --------------  --------------  --------------  -------------  --------------
Effect of exchange rate
changes on cash and cash
equivalents. . . . . . . .              -               -             351              12               -            363
                            --------------  --------------  --------------  --------------  -------------  --------------
Net (decrease) increase in
cash and cash equivalents.          9,748            (531)          5,490             (92)              -         14,615
Cash and cash equivalents
at beginning of period . .         14,153           2,314          15,214             338               -         32,019
                            --------------  --------------  --------------  --------------  -------------  --------------
Cash and cash equivalents
at end of period . . . . .  $      23,901   $       1,783   $      20,704   $         246   $           -  $      46,634
                            ==============  ==============  ==============  ==============  =============  ==============



CONSOLIDATED  CONDENSED  BALANCE  SHEET
DECEMBER  31,  2002
(audited)

                                                                                                              MacDermid
                                                                             Unrestricted                   Incorporated

                               MacDermid      Guarantor      Nonguarantor    Nonguarantor                        And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations   Subsidiaries
                             -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents .  $      14,153  $       2,314   $      15,214   $         338   $           -   $      32,019
Accounts receivables, net .         10,561         21,322          98,228          12,695               -         142,806
Due (to) from affiliates. .        132,264        (69,017)        (36,066)        (27,181)              -               -
Inventories . . . . . . . .          9,002         26,269          42,497           7,970               -          85,738
Prepaid expenses. . . . . .            488          1,323           3,646               -               -           5,457
Deferred income taxes . . .         17,059              -           4,587             952               -          22,598
                             -------------  --------------  --------------  --------------  --------------  -------------
Total current assets. . . .        183,527        (17,789)        128,106          (5,226)              -         288,618

Property, plant and
equipment, net. . . . . . .         15,100         42,779          55,129          19,573               -         132,581
Goodwill. . . . . . . . . .         21,680         68,574         103,946               -               -         194,200
Intangibles, net. . . . . .              -          6,686          25,049              90               -          31,825
Investments in subsidiaries        314,126        225,676         (21,318)              -        (518,484)              -
Other assets. . . . . . . .         39,485         10,130           8,722           2,332               -          60,669
                             -------------  --------------  --------------  --------------  --------------  -------------
                             $     573,918  $     336,056   $     299,634   $      16,769   $    (518,484)  $     707,893
                             =============  ==============  ==============  ==============  ==============  =============



CONSOLIDATED  CONDENSED  BALANCE  SHEET  (continued)
DECEMBER  31,  2002
(audited)

                                                                                                                 MacDermid
                                                                                Unrestricted                    Incorporated

                                 MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                                Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                               --------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable . . . . . . . .  $           -   $           -   $       1,792   $       3,332   $           -   $       5,124
Current installments of long-
term obligations. . . . . . .              -             146             391           5,693               -           6,230
Accounts and dividend payable         11,854           7,975          30,347          14,289               -          64,465
Accrued expenses. . . . . . .         31,897          10,250          24,591           2,824               -          69,562
Income taxes. . . . . . . . .         (4,763)          2,804           6,201            (515)              -           3,727
                               --------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .         38,988          21,175          63,322          25,623               -         149,108

Long-term obligations . . . .        301,732             705             719           8,657               -         311,813
Accrued postretirement. . . .         15,462               -           4,226               -               -          19,688
Deferred income taxes . . . .              -               -           4,719             816               -           5,535
Other long-term liabilities .             (2)             50             972             118               -           1,138
Minority interest . . . . . .              -               -               -           2,873               -           2,873

Shareholders' equity:
Common stock. . . . . . . . .         46,640             (50)          3,760               3          (3,713)         46,640
Additional paid-in capital. .         21,261         207,741         109,614          10,260        (327,615)         21,261
Retained earnings . . . . . .        225,387         115,397         115,205         (29,917)       (200,685)        225,387
Cumulative comprehensive
   income equity
   adjustment, net. . . . . .        (15,786)         (8,962)         (2,903)         (1,664)         13,529         (15,786)
Less cost common shares
   In treasury. . . . . . . .        (59,764)              -               -               -               -         (59,764)
                               --------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .        217,738         314,126         225,676         (21,318)       (518,484)        217,738
                               --------------  --------------  --------------  --------------  --------------  --------------

                               $     573,918   $     336,056   $     299,634   $      16,769   $    (518,484)  $     707,893
                               ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2002
(unaudited)

                                                                                                              MacDermid
                                                                             Unrestricted                    Incorporated

                              MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      24,796   $      46,291   $      79,920   $      20,172   $      (4,223)  $     166,956
Cost of sales. . . . . . .         15,711          24,043          44,313          17,691          (4,223)         97,535
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .          9,085          22,248          35,607           2,481               -          69,421

Operating expenses:
Selling, technical and
administrative . . . . . .         13,165          10,213          22,202           1,483               -          47,063
Amortization . . . . . . .            866             410             285               7               -           1,568
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   14,031          10,623          22,487           1,490               -          48,631
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (4,946)         11,625          13,120             991               -          20,790

Equity in earnings of
subsidiaries . . . . . . .        (13,096)         (7,570)             51               -          20,615               -
Interest income. . . . . .            (22)            (33)            (79)             (6)              -            (140)
Interest expense . . . . .          4,016           3,006           1,529             649               -           9,200
Other expense (income),
net. . . . . . . . . . . .            457            (180)            (98)             14               -             193
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   (8,645)         (4,777)          1,403             657          20,615           9,253
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .          3,699          16,402          11,717             334         (20,615)         11,537
Income taxes benefit
(expense). . . . . . . . .          3,633          (3,306)         (4,147)           (219)              -          (4,039)
Minority interest. . . . .              -               -               -            (166)              -            (166)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $       7,332   $      13,096   $       7,570   $         (51)  $     (20,615)  $       7,332
                            ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2002
(unaudited)

                                                                                                             MacDermid
                                                                             Unrestricted                   Incorporated

                              MacDermid       Guarantor      Nonguarantor    Nonguarantor                       And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries   Eliminations    Subsidiaries
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) operating
activities:. . . . . . . .  $     (12,819)  $      14,220   $      12,587   $      (1,111)  $           -  $      12,877

Investing activities:
Capital expenditures . . .            (98)           (220)           (264)           (588)              -         (1,170)
Proceeds from disposition
of fixed assets. . . . . .              -               -              14               -               -             14
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) investing
activities . . . . . . . .            (98)           (220)           (250)           (588)              -         (1,156)
                            --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings . . . . . . . .          5,734          (8,760)         (1,905)          1,650               -         (3,281)
Long-term borrowings . . .         11,000               -               -             276               -         11,276
Long-term repayments . . .        (15,000)              -          (6,061)           (549)              -        (21,610)
Dividends paid . . . . . .          8,291          (5,915)         (3,021)              -               -           (645)
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) financing
activities . . . . . . . .         10,025         (14,675)        (10,987)          1,377               -        (14,260)
                            --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents. . . . . . . .              -               -            (104)            (10)              -           (114)
                            --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
cash and cash equivalents.         (2,892)           (675)          1,246            (332)              -         (2,653)

Cash and cash equivalents
at beginning of period . .          4,419           1,881          10,261             506               -         17,067

Cash and cash equivalents
                            --------------  --------------  --------------  --------------  -------------  --------------
at end of period . . . . .  $       1,527   $       1,206   $      11,507   $         174   $           -  $      14,414
                            ==============  ==============  ==============  ==============  =============  ==============

ITEM  2:
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
The following discussion compares the results of operations for the three month period which ended March 31, 2003 to the same period in 2002.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Net sales for the current quarter were $83.8 million, an increase of $5.4 million, or 7% from $78.4 million in the same period last year. This includes a positive foreign currency translation effect of $6.9 million, otherwise total sales would have shown a 2% decrease. Proprietary sales, excluding the effects of foreign currency translation, were 2% lower than the same period last year. Proprietary sales remain weak largely due to lower consumer spending in the electronics industries and a cyclical slowdown for industrial applications.
Costs, as a percentage of sales were well below the same period last year. Lower costs were significantly influenced by the closure of a North American production facility. Gross profit percentage was 50.9% as compared to 49.0% for the same period last year, in a large part, the result of cost reduction efforts.
Selling, technical and administrative expenses ("ST&A") were $29.8 million this quarter, a 5% increase as compared to $28.3 million for the same period last year. The increase is from a $2.6 million foreign currency translation effect, otherwise ST&A would have decreased 4%. ST&A as a percentage of sales for the current quarter was 35.6% as compared to 36.1% in the same period last year. Total amortization expense was $0.6 million for the three month period ended March 31, 2003, which was $0.8 million less than the same period last year. As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) increased 41% to $12.3 million from $8.7 million. Printing Solutions: Net sales for the current quarter were $67.8 million, a decrease of $0.6 million, or 1% from $68.4 million in the same period last year. This includes a positive foreign currency translation effect of $2.8 million, otherwise total sales would have shown a 5% decrease. Sales to the commercial advertising customers have not returned to levels previously enjoyed as activity in these industries remain soft.
Costs, as a percentage of sales were well below the same period last year largely due to the closure of a North American production facility. Gross profit percentage was 44.0% as compared to 41.7% for the same period last year, influenced through cost reduction efforts.
ST&A expenses were $17.6 million this quarter, a 2% increase as compared to $17.2 million for the same period last year. The increase is from a $0.7 million foreign currency translation effect, otherwise ST&A would have decreased 2%. ST&A as a percentage of sales for the current quarter was 25.9% as compared to 25.2% in the same period last year. Total amortization expense was $0.1 million for the three month period ended March 31, 2003, similar to the same period last year.
As a result of the factors discussed above, printing solutions operating profit (after amortization) increased 9% to $12.1 million from $11.1 million. Electronics Manufacturing: Net sales for the current quarter were $20.8 million, an increase of $0.6 million, or 3% from $20.2 million in the same period last year. This includes a positive effect of foreign currency translation of $3.8 million, otherwise total sales would have shown a 16% decrease.
Costs, as a percentage of sales increased and as a result gross profit percentage was 8.2% as compared to 12.3% for the same period last year. The major factors were higher depreciation coupled with some labor and utilities increases.
ST&A expenses increased $0.2 million, or 17% as compared to the same period last year, the result of a $0.4 million foreign currency translation effect.
As a result of the factors discussed above, the electronics manufacturing operating profit (after amortization) was break-even for the three month period ended March 31, 2003 as compared to an operating profit of $1.0 million for the same period last year.
Consolidated: Net sales for the current quarter, $172.4 million increased $5.4 million or 3% from $167.0 million in the same period last year. This includes a $13.5 million positive effect from foreign currency translation which resulted in higher reported sales. Without this effect, reported sales would have decreased 5% and proprietary sales, which were roughly 82% of total net sales in both periods would have decreased 4%.
Gross profits increased 7% for the three month period ended March 31, 2003 as compared to the same period last year. The closure of production facilities and other cost reduction efforts more than compensated for weak sales volumes. Accordingly, gross profit as a percentage of sales was 43.1% for the three month period ended March 31, 2003, as compared to 41.6% for the same period last year. ST&A expenses were $2.0 million, or 4% more than the same period last year, however, excluding a $3.7 million foreign currency translation effect, ST&A expenses would have been 4% lower. ST&A as a percentage of sales for the three month period was 28.5% as compared to 28.2% for the same period last year. Total amortization expense was $0.8 million for the three month period ended
March 31, 2003. This was $0.8 million less than the same period last year. Operating profit (after amortization) for the three month period was $24.4 million, an increase of $3.6 million, or approximately 17% more than $20.8 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 32% for the three month period ended March 31, 2003 and 35% for the same period in 2002. The rate difference is mainly attributable to a change in earnings mix from higher to lower taxed jurisdictions and the implementation of domestic tax minimization strategies.
NET  EARNINGS
Net interest expense, $7.7 million was approximately 15% less than the same period last year, as a result of over $70.0 million debt repayments between the periods. Net earnings available to common shareholders for the three month period ended March 31, 2003, $0.36 per share was 57% higher than $0.23 per share for the same period last year. The impact from foreign currency translation was favorable to reported earnings by approximately $0.02 per share for the three month period.
Financial  Condition
Operating activities during the three months ending March 31, 2003 provided a net cash inflow of $19.4 million. This included net earnings of $11.6 million, non-cash expenses for depreciation, amortization, bad debts and stock compensation of $8.8 million, offset by a net increase in operating assets and liabilities of $1.0 million, which is attributable to a semi-annual interest payment. Cash generated from operations during this period principally remained on the balance sheet, as debt other than senior subordinated bonds has been essentially extinguished.
Investing activities for the three months ended March 31, 2003 utilized net cash of $1.0 million, all of which relates to capital expenditures. This capital spending compares with total planned expenditures of approximately $13.0 million for the full year.
Financing activities for the three months ended March 31, 2003 consisted of a net use of cash of $4.2 million primarily used for a net debt repayment of $3.6 million and dividends to shareholders of $0.6 million ($0.02 per common share). The Corporation's financial position remains strong. Working capital at March 31, 2003 was $158.8 million as compared to $139.5 million at December 31, 2002. The Corporation issued 9 1/8% senior subordinated notes effective June 20, 2001, for the face amount of $301.5 million, which pay interest semiannually on January 15th and July 15th and mature in 2011. The Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50 million. There has been no balance outstanding, or activity on this revolving loan facility for the periods presented. The Corporation has other uncommitted credit facilities which presently total approximately $59 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.
There are no long-term commitments (including the short-term portion) which would have a significant impact upon results of operations, financial condition or liquidity of the Corporation, other than the obligations in the following table:





($millions) . . . . . . . . . . . .  This Year    2-4 Years   5 or More Years  Total
                                     ----------  ----------  ----------------  ------
             Long-term debt . . . .  $      4.3  $      7.8  $          302.2  $314.3
             Capital leases . . . .         1.0         1.2               0.4     2.6
             Operating leases . . .         9.0        10.2               5.2    24.4
                                     ----------  ----------  ----------------  ------
Total contractual cash commitments.  $     14.3  $     19.2  $          307.8  $341.3
                                     ==========  ==========  ================  ======


The Board of Directors from time-to-time authorize the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by the Corporation will depend on various factors including the market price of its shares, its business and financial position and general economic or market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At March 31, 2003, the outstanding authorization to purchase approximately 1.0 million shares would cost approximately $20.4 million. Subsequently, on May 7, 2003, the Board of Directors voted to supercede the previous authorization with a new authorization to purchase up to 3.0 million common shares. Also, on May 7, 2003, the Corporation executed a purchase and sale agreement with Citicorp Venture Capital Ltd, to aquire all of their 2.2 million outstanding common shares on or before November 3, 2003. Initially, 1.3 million shares will be purchased for $30.5 million. The remaining 0.9 million shares will be purchased for not less than $19.2 million and not more than $21.3 million.
The following table presents owner earnings for the three month periods ended March 31, 2003 and 2002. Owner earnings is defined as cash flow from operations less net capital spending and is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Management believes that owner earnings portrays a meaningful measure of the impact of free cash flow, which is an important factor towards the growth of intrinsic shareholder value over time.



                              Three Months Ended March 31,
                                                      2003    2002
                             ------------------------------  ------
Cash provided by operations  $                        19.4   $12.9
Less: net capital spending.                           (1.0)   (1.2)
                             ------------------------------  ------
Owner earnings. . . . . . .  $                        18.4   $11.7
                             ==============================  ======

CRITICAL  ACCOUNTING  POLICIES
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgement based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgements are subject to an inherent degree of uncertainty, accordingly actual results could differ significantly from the estimates applied.
The  Corporation's  critical  accounting  policies  include  the  following:
Revenue Recognition: The Corporation recognizes revenue, including freight charged to customers, when products are shipped and the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence that an arrangement exists and the sales price is fixed or determinable. The Corporation's shipping terms are customarily "FOB shipping point" and do not include right of inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied.
Accounts Receivable: The Corporation performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Corporation continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions for bad debts established, there is no guarantee that the Corporation will continue to experience the same credit loss rates as in the past.
Inventories: The Corporation values inventory at lower of average cost or replacement market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination, historical write-offs, customer demand, alternative product uses, usage rates and quantities of stock on hand are considered. Inventory in excess of the Corporation's estimated usage requirements is written down to its estimated net realizable value.
Goodwill and other long-lived assets: The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, on the straight-line basis. The Corporation categorizes and depreciates its assets over periods ranging from 3-5 years for computers, software, furniture, fixtures and autos, 5-20 years for machinery and equipment, and 5-30 years for building and building improvements. Leasehold improvements are amortized over the lesser of the useful life of the asset or the life of the lease. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments, which significantly extend the useful lives are capitalized. Costs and accumulated depreciation and amortization on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings. Patents and various other intangible assets are amortized on a straight-line basis over their estimated useful lives as determined by an appropriate valuation. The present periods of amortization are 15 years for patents and range between 5 and 30 years for other separately identified intangible assets. The Corporation assesses the carrying value of goodwill and other long-lived assets in accordance with SFAS142 and SFAS144. In many instances, projected future cash flows are used in these assessments. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections.
Environmental Matters: The nature of the Corporation's operations and products exposes it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes;
and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

Employee Benefit Plans: The Corporation sponsors a defined benefit plan and a retirement medical benefit plan for its domestic employees providing retirement benefits based upon years of service and compensation levels. The Corporation also sponsored a defined benefit plan for its United Kingdom based employees employed at its Canning subsidiary that was frozen as of April 6, 1997, when the plan was converted from a defined benefit plan to a defined contribution plan. The projected benefit obligations and pension expenses from both of these plans is dependent upon various factors such as the discount rate, actual return on plan assets and the funding of the plan. Management can neither predict the future interest rate environment, which directly impacts the selection of future discount rates, nor predict future asset returns that the pension plan will experience. Changes in these assumptions will effect current year and future year pension expense and the projected benefit obligation. Management estimates that a 50 basis point drop in the discount rate for the valuation at December 31, 2003, will increase the plan's projected benefit obligation by approximately $4,500 and increase the plan's pension expense by approximately $1,000. However, these increases could be offset by other factors such as favorable asset experience or additional cash contributions to the plan.
NEW  ACCOUNTING  STANDARDS
In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation - Transition and Disclosure (SFAS148) which amends SFAS123 to provide alternative methods of transition for enterprises that elect to change to the SFAS123 fair value method of accounting for stock-based employee compensation. Since the Corporation adopted the fair value method of accounting for stock-based employee compensation for the reporting year ended December 31, 2001, the alternative methods of transition to that method provided by SFAS148 do not have any effect on its financial statements. SFAS148 also amends the disclosure requirements of SFAS123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required interim disclosures have been provided in Stock-Based Plans, Note 4 to these consolidated condensed financial statements.
Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS143) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. The adoption of SFAS143, effective January 1, 2003, did not have an impact on the carrying amount of the Corporation's long-lived assets or liabilities.
Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS145) among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS145, effective January 1, 2003, did not have an impact on the Corporation's financial statements.
Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS146) requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS146, effective January 1, 2003, did not have an impact on the Corporation's financial statements. Interpretation No. 45 (FIN45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN45 requires disclosures about the guarantees that an entity has issued, including product warranty liabilities. The Corporation does not maintain any warranty expense or related liabilities for its core specialty chemicals business. Warranties for certain ancillary businesses are not material. The Corporation adopted FIN45 at December 31, 2002 and it did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46 (FIN46) Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Corporation does not expect that the adoption of FIN46 will have a significant effect on its consolidated financial statements. ENVIRONMENTAL and LEGAL MATTERS
Environmental Issues: The nature of the Corporation's operations, as manufacturers and distributors of specialty chemicals and systems, and products, including raw materials, expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $2.0 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2.0 million and $5.0 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2.0 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2.5 million, without interest, over six quarterly installments. As of March 31, 2003, the Corporation has paid the entire $2.5 million. In addition, the Corporation was required to pay $1.5 million to various local charitable and environmental organizations and causes. As of March 31, 2003, the Corporation has paid $1.4 million and a final payment for these donations of $0.1 million was paid on April 30, 2003. The Corporation has been placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements.
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations. FORWARD-LOOKING STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.
All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.

ITEM  3:
                    Quantitative and Qualitative Disclosures
                                About Market Risk
Refer to the notes to the consolidated condensed financial statements, Market Risk, Note 10.
ITEM  4:
                             Controls and Procedures
The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, they have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.
PART  II.  OTHER  INFORMATION
ITEM  1  :  Legal  Proceedings
Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 11.
ITEM  2  :  Changes  in  Securities  and  Use  of  Proceeds
     None.
ITEM  3  :  Defaults  Upon  Senior  Securities
     None.
ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders
None.
ITEM  5  :  Other  Information
     None.
ITEM  6(a)  :  Exhibits
6(a).1 The Corporation filed a Form S-3 Shelf Registration on February 27, 2003. The Form S-3 is incorporated by reference herein.
6(a).2 On March 27, 2003, the Corporation filed its Form 10-K/A to provide additional disclosure regarding non-GAAP references contained in the Message to Shareholders attached as exhibit 13 to its Form 10K. The Form 10K/A is incorporated by reference herein.
6(a).3 The Corporation signed a new Credit Agreement with Bank of America, N.A. on April 28, 2003, which is included as Exhibit 4 to this filing. 6(a).4 Signature page for certifications under Section 906 of the Sarbanes-Oxley Act of 2002 is included as Exhibit 99 to this filing.
ITEM  6(b)  :  Reports  on  Form  8-K
On May 7, 2003, the Corporation filed its Form 8-K to disclose a purchase and sale agreement had been signed with Citicorp Venture Capital Ltd ("CVC") for the Corporation to purchase all of CVC's common shares of MacDermid, Incorporated. The Form 8-K is incorporated by reference herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)






Date:  May  15,  2003     /s/  Daniel  H.  Leever
       --------------     -----------------------

     Daniel  H.  Leever
     Chairman,  President  and
        Chief  Executive  Officer






Date:  May  15,  2003     /s/  Gregory  M.  Bolingbroke
       --------------     -----------------------------

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




Date:  May  15,  2003     /  s  /  Gregory  M.  Bolingbroke
       --------------     ---------------------------------

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




Date:  May  15,  2003      /s/  Daniel  H.  Leever
       --------------      -----------------------

     Name:  Daniel  H.  Leever
     Title:  Chairman,  President  and
     Chief  Executive  Officer

EXHIBIT  99
          STATEMENT UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



The undersigned officers of MacDermid, Incorporated ("the Corporation") hereby certify that, as of the date of this statement, the Corporation's quarterly report on Form 10Q for the period ended March 31, 2003 ("the Report") fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations as of and for the three month period ended March 31, 2003.

The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002. This statement is not "filed" for the purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Act or any other federal or state law or regulation.







Date:  May  15,  2003     /s/  Daniel  H.  Leever
       --------------     -----------------------

     Daniel  H.  Leever
     Chairman,  President  and
        Chief  Executive  Officer





Date:  May  15,  2003     /s/  Gregory  M.  Bolingbroke
       --------------     -----------------------------

     Gregory  M.  Bolingbroke
     Senior  Vice  President,
     Treasurer  and  Corporate  Controller