Form 10-Q
period 2003-06-30
MACDERMID INC
filed 2003-08-08
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED  June 30, 2003
                                                  -------------

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

Yes   X  No         .
    ---     ---------
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at  August  1,  2003
     ----------------------          ---------------------------------
     Common  Stock,  no  par  value                       30,966,885  shares

                             MACDERMID, INCORPORATED
                                      INDEX


                                                                     Page No.
                                                                     --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         June 30, 2003 and December 31, 2002. . . . . . . . . . . .       2-3
       Consolidated Condensed Statements of Earnings
         and Retained Earnings - Six and Three Months Ended
         June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . .         4
       Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2003 and 2002. . . . . . . . . .         5
       Notes to Consolidated Condensed Financial Statements . . . .      6-22
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .     23-31
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        32
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .        32
Part II.   Other Information. . . . . . . . . . . . . . . . . . . .        32
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33
Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.     34-35


                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in Thousands of Dollars)
                                   (Unaudited)


                                          June 30, 2003   December 31, 2002
                                          --------------  ------------------
Assets
Current assets:
Cash and cash equivalents. . . . . . . .  $       38,303  $           32,019
Accounts and notes receivable, (net
  of allowance for doubtful receivables
  of $15,378 and $12,743). . . . . . . .         146,706             142,806
Inventories:
  Finished goods . . . . . . . . . . . .          47,649              43,639
  Raw materials, supplies and equipment.          44,316              42,099
                                          --------------  ------------------
                                                  91,965              85,738
Prepaid expenses . . . . . . . . . . . .           6,959               5,457
Deferred income tax asset. . . . . . . .          21,996              22,598
                                          --------------  ------------------
    Total current assets . . . . . . . .         305,929             288,618
Property, plant and equipment (net
  of accumulated depreciation of
  $170,965 and $152,751) . . . . . . . .         129,879             132,581
Goodwill . . . . . . . . . . . . . . . .         194,200             194,200
Intangibles, (net of accumulated
  amortization of $16,801
  and $18,961) . . . . . . . . . . . . .          31,095              31,825
Other assets . . . . . . . . . . . . . .          58,691              60,669
                                          --------------  ------------------
                                          $      719,794  $          707,893
                                          ==============  ==================

See  accompanying  notes  to  consolidated  condensed  financial  statements.

                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (Amounts in Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)


                                                June 30, 2003    December 31, 2002
                                               ---------------  -------------------
Liabilities and shareholders' equity:
Current liabilities:
Notes payable . . . . . . . . . . . . . . . .  $        2,732   $            5,124
Current installments of long-term obligations           6,400                6,230
Accounts and dividends payable. . . . . . . .          69,252               64,465
Accrued expenses. . . . . . . . . . . . . . .          73,033               69,562
Income taxes. . . . . . . . . . . . . . . . .           5,063                3,727
                                               ---------------  -------------------
    Total current liabilities . . . . . . . .         156,480              149,108

Long-term obligations . . . . . . . . . . . .         312,216              311,813
Accrued post-retirement and
  post-employment benefits. . . . . . . . . .          20,408               19,688
Deferred income taxes . . . . . . . . . . . .           5,525                5,535
Other long-term liabilities . . . . . . . . .           1,084                1,138
Minority interest . . . . . . . . . . . . . .           2,873                2,873
Put and call agreement on common stock. . . .          21,293                    -
Shareholders' equity:
Common stock stated value
  $1.00 per share . . . . . . . . . . . . . .          46,645               46,640
Additional paid-in capital. . . . . . . . . .           2,148               21,261
Retained earnings . . . . . . . . . . . . . .         247,817              225,387
Cumulative comprehensive
  income equity adjustments . . . . . . . . .          (6,471)             (15,786)
Less, cost of common shares in treasury . . .         (90,224)             (59,764)
                                               ---------------  -------------------
    Total shareholders' equity. . . . . . . .         199,915              217,738
                                               ---------------  -------------------
                                               $      719,794   $          707,893
                                               ===============  ===================

See  accompanying  notes  to  consolidated  condensed  financial  statements.

                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)


                                              Six Months      Ended       Three Months      Ended
                                                 June          30,            June           30,
                                                 2003          2002           2003           2002
                                             ------------  ------------  --------------  ------------
Net sales . . . . . . . . . . . . . . . . .  $   348,169   $   343,678   $     175,739   $   176,722
Cost of sales . . . . . . . . . . . . . . .      198,004       198,287          99,824       100,752
                                             ------------  ------------  --------------  ------------
    Gross profit. . . . . . . . . . . . . .      150,165       145,391          75,915        75,970

Operating expenses:
  Selling, technical and administrative . .       98,476        98,385          49,354        51,322
  Amortization. . . . . . . . . . . . . . .        1,622         3,138             852         1,570
                                             ------------  ------------  --------------  ------------
                                                 100,098       101,523          50,206        52,892
                                             ------------  ------------  --------------  ------------
    Operating profit. . . . . . . . . . . .       50,067        43,868          25,709        23,078

  Interest income . . . . . . . . . . . . .         (525)         (277)           (330)         (137)
  Interest expense. . . . . . . . . . . . .       16,234        17,944           8,343         8,744
  Other income. . . . . . . . . . . . . . .       (2,008)         (890)         (1,088)         (438)
  Other expense . . . . . . . . . . . . . .        1,518         1,443             946           798
                                             ------------  ------------  --------------  ------------
                                                  15,219        18,220           7,871         8,967
                                             ------------  ------------  --------------  ------------

Earnings before taxes and
  minority interest . . . . . . . . . . . .       34,848        25,648          17,838        14,111
Income taxes. . . . . . . . . . . . . . . .      (11,152)       (8,208)         (5,708)       (4,169)
Minority interest . . . . . . . . . . . . .           --          (435)             --          (269)
                                             ------------  ------------  --------------  ------------
Net earnings. . . . . . . . . . . . . . . .       23,696        17,005          12,130         9,673

Retained earnings, beginning of period. . .      225,387       218,619         236,307       225,306
Cash dividends declared . . . . . . . . . .       (1,266)       (1,290)           (620)         (645)
                                             ------------  ------------  --------------  ------------
Retained earnings, end of period. . . . . .  $   247,817   $   234,334   $     247,817   $   234,334
                                             ============  ============  ==============  ============


Net earnings per common share:
  Basic . . . . . . . . . . . . . . . . . .  $      0.74   $      0.53   $        0.38   $      0.30
                                             ============  ============  ==============  ============
  Diluted . . . . . . . . . . . . . . . . .  $      0.74   $      0.52   $        0.38   $      0.30
                                             ============  ============  ==============  ============


Cash dividends per common share . . . . . .  $      0.04   $      0.04   $        0.02   $      0.02
                                             ============  ============  ==============  ============

Weighted average common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . .   31,908,054    32,224,787      31,526,408    32,228,064
                                             ============  ============  ==============  ============
  Diluted . . . . . . . . . . . . . . . . .   32,091,145    32,503,828      31,720,959    32,514,702
                                             ============  ============  ==============  ============

See  accompanying  notes  to  consolidated  condensed  financial  statements.

                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)


                                                   Six Months    Ended June 30,
                                                      2003            2002
                                                  ------------  ----------------
Net cash flows from operating activities:. . . .  $    44,983   $        49,953

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . .       (2,753)           (2,579)
  Proceeds from disposition of fixed assets. . .           52               299
                                                  ------------  ----------------
  Net cash flows used in investing activities. .       (2,701)           (2,280)

Cash flows from financing activities:
  Short-term repayments, net of borrowings . . .       (5,674)           (9,626)
  Long-term borrowings . . . . . . . . . . . . .        3,570            68,451
  Long-term repayments . . . . . . . . . . . . .       (3,488)         (107,138)
  Purchase of treasury shares. . . . . . . . . .      (30,460)             (103)
  Dividends paid . . . . . . . . . . . . . . . .       (1,266)           (1,290)
                                                  ------------  ----------------
  Net cash flows used in financing activities. .      (37,318)          (49,706)

Effect of exchange rate changes on
  cash and cash equivalents. . . . . . . . . . .        1,320               659
                                                  ------------  ----------------

Increase (decrease) in cash and cash equivalents        6,284            (1,374)
Cash and cash equivalents at beginning of period       32,019            17,067
                                                  ------------  ----------------

Cash and cash equivalents at end of period . . .  $    38,303   $        15,693
                                                  ============  ================


See  accompanying  notes  to  consolidated  condensed  financial  statements.

                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
Note  1.     Summary  of  Significant  Accounting  Policies
The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated ("the Corporation") and its subsidiary companies as of June 30, 2003 and the results of operations and cash flows for the six and three month periods ended June 30, 2003 and 2002. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2002.
Note  2.     Common  Share  Data
The following table summarizes common shares issued as of June 30, 2003 and June 30, 2002.



                                    2003        2002
                              ----------  ----------
Balance beginning of period.  46,639,757  46,409,757
Shares issued - stock awards       5,381     130,000
                              ----------  ----------
Balance end of period. . . .  46,645,138  46,539,757
                              ==========  ==========


The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). On May 7, 2003, the Board of Directors voted in favor of an authorization to purchase up to 3,000,000 common shares, replacing all previous authorizations. Also, on May 7, 2003, the Corporation executed a purchase and sale agreement with Citicorp Venture Capital Ltd ("CVC"), to acquire all of their 2,201,720 outstanding MacDermid, Incorporated common shares, on or before November 3, 2003. The Corporation purchased 1,350,000 on that date. In accordance with the purchase and sale agreement with CVC, the Corporation has committed to purchase the remaining 851,720 common shares owned by CVC at a price between $22.60 and $25.00 per share, to be determined based on the price that the shares are trading on the date the purchase is executed. An amount of $21,293,000 has been reclassified as temporary equity with a transfer from additional paid in capital to put and call agreement on common stock, on the consolidated condensed balance sheet at June 30, 2003, representing a value of $25.00 per share as of that date, in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.". The common shares remain outstanding for purposes of earnings per share calculations. Authorization to purchase 1,650,000 common shares remained as of June 30, 2003. Common shares held in treasury, were 15,696,884 as of June 30, 2003 and 14,349,453 as of December 31, 2002. See Note
3. Earnings Per Common Share for a reconciliation of the average common shares outstanding, resulting from the information provided above.
Note  3.     Earnings  Per  Common  Share
The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and share warrants outstanding during the
Note 3. Earnings Per Common Share (continued) period. Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. Options to purchase common shares that were outstanding during the period but were not included in the computation of diluted EPS because those options were antidilutive based on current market prices amounted to 1,168,197 for 2003 and 2,061,310 for 2002.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.


                                  Six Months  Ended June 30,  Three Months  Ended June 30,
                                        2003            2002          2003            2002
                                  ----------  --------------  ------------  --------------
Basic common shares. . . . . . .  31,908,054      32,224,787    31,526,408      32,228,064
Dilutive effect of stock options     183,091         279,041       194,551         286,638
                                  ----------  --------------  ------------  --------------
Diluted common shares. . . . . .  32,091,145      32,503,828    31,720,959      32,514,702
                                  ==========  ==============  ============  ==============


Note  4.     Stock-Based  Plans
Effective April 1, 2001, the Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS123), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001, with the resulting expense charged over the period in which the options are earned. In the six and three month periods ended June 30, 2003, there was $2,185 and $1,154, respectively, charged to expense as compared to $1,544 and $815 for the same periods in 2002. Previously, and since April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS123 while accounting for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB25").

Had the Corporation used the fair value expense recognition method of accounting for all stock options granted under its plans between April 1, 1996 and April 1, 2001, net earnings and net earnings per common share for the six and three month periods ended June 30, 2003 and 2002, would have been reduced to the following pro forma amounts:


                                           Six       Months     Three      Months
                                          Ended     June 30,    Ended     June 30,
                                            2003        2002      2003        2002
                                         --------  ----------  --------  ----------
Net earnings available for common
shareholders as reported. . . . . . . .  $23,696   $  17,005   $12,130   $   9,673
Add: stock based employee
compensation expense included in
reported net income, net of related tax
effects . . . . . . . . . . . . . . . .    1,486       1,050       785         576
Deduct: total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects. . .   (1,724)     (1,398)     (863)       (753)
                                         --------  ----------  --------  ----------
Pro forma net earnings. . . . . . . . .  $23,458   $  16,657   $12,052   $   9,496
                                         ========  ==========  ========  ==========
Net earnings per common share:
  Basic, as reported. . . . . . . . . .  $  0.74   $    0.53   $  0.38   $    0.30
  Basic, pro forma. . . . . . . . . . .  $  0.74   $    0.52   $  0.38   $    0.29

  Diluted, as reported. . . . . . . . .  $  0.74   $    0.52   $  0.38   $    0.30
  Diluted, pro forma. . . . . . . . . .  $  0.73   $    0.51   $  0.38   $    0.29

Note  5.     Goodwill  and  Other  Intangible  Assets
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets with indeterminable lives are no longer amortized, but instead the carrying amounts will be periodically compared to the current fair value and, if impairment occurs, an adjustment to the carrying amount will be required with a charge to expense in the period identified. This could result in a future write-down or write-off of such assets.
Goodwill carrying amounts for both the period ended June 30, 2003 and December 31, 2002, by segment, are as follows; Advanced Surface Finishing "ASF", $122,070 and Printing Solutions "PS", $72,130; for a total balance of $194,200.

Acquired  intangible  assets  are  summarized  as  follows:


              June          30,         2003    December        31,         2002
            ---------  --------------  -------  ---------  --------------  -------
              Gross                               Gross
            Carrying    Accumulated      Net    Carrying    Accumulated      Net
             Amount     Amortization   Amount    Amount     Amortization   Amount
            ---------  --------------  -------  ---------  --------------  -------
Patents. .  $  17,566  $      (5,829)  $11,737  $  19,698  $      (8,123)  $11,575
Trademarks     27,481         (9,045)   18,436     27,481         (8,788)   18,693
Others . .      2,849         (1,927)      922      3,607         (2,050)    1,557
            ---------  --------------  -------  ---------  --------------  -------
   Total .  $  47,896  $     (16,801)  $31,095  $  50,786  $     (18,961)  $31,825
            =========  ==============  =======  =========  ==============  =======


Included in the table above, is the net carrying amount of $16,233 at June 30, 2003 and December 31, 2002 for trademarks which are not being amortized due to the indefinite life associated with these assets.
Note  6.     Comprehensive  Income  and  Accumulated  Other Comprehensive Income

The components of comprehensive income for the six and three month periods ended June 30, 2003 and 2002 are as follows:


                                           Six Months    Ended June 30,   Three Months    Ended June 30,
                                                  2003             2002            2003             2002
                                           -----------  ----------------  -------------  ----------------
Net earnings. . . . . . . . . . . . . . .  $    23,696  $        17,005   $      12,130  $         9,673
Other comprehensive income:
  Foreign currency translation adjustment        9,315            8,397           6,470            8,807
  Hedging activities. . . . . . . . . . .            -               (1)              -             (251)
                                           -----------  ----------------  -------------  ----------------
Comprehensive income. . . . . . . . . . .  $    33,011  $        25,401   $      18,600  $        18,229
                                           ===========  ================  =============  ================

The components of accumulated other comprehensive income as of June 30, 2003 and December 31, 2002 are as follows:



                                            June 30, 2003    December 31, 2002
                                            ---------------  -------------------
Cumulative equity adjustments for:
   Foreign currency translation adjustment  $        3,943   $           (5,372)
   Additional minimum pension liability. .         (10,414)             (10,414)
                                            ---------------  -------------------
Accumulated other comprehensive income . .  $       (6,471)  $          (15,786)
                                            ===============  ===================


Note  7.     Segment  Reporting
The Corporation operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. A third segment, Electronics Manufacturing designs and manufactures printed circuits boards in Europe through a majority owned subsidiary. These three segments, under which the Corporation operates, are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating
Note  7.      Segment  Reporting  (continued)
and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications, as well as, etching copper and imprinting electrical patterns for various electronics applications, and as lubricants and cleaning agents associated with offshore oil and gas operations. The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and supplies. The Electronics Manufacturing segment produces a wide variety of both single-sided and double-sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by senior management to assess performance of the Corporation. The accounting policies of each business segment are the same as those described in the Summary of Significant Accounting Policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are reviewed before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets, deferred bond financing fees and certain other long term assets not directly associated with the support of the individual segments.




Results of operations by segment:    Six Months     Ended     Three Months     Ended
                                        June         30,          June          30,
                                           2003       2002            2003       2002
                                    ------------  ---------  --------------  ---------
Net sales:
   Advanced surface finishing. . .  $   168,071   $158,989   $      84,256   $ 80,558
   Printing solutions. . . . . . .      137,526    141,851          69,693     73,498
   Electronics manufacturing . . .       42,572     42,838          21,790     22,666
                                    ------------  ---------  --------------  ---------
     Consolidated net sales. . . .  $   348,169   $343,678   $     175,739   $176,722
                                    ------------  ---------  --------------  ---------

Operating income (loss):
   Advanced surface finishing. . .  $    26,104   $ 20,899   $      13,204   $ 10,806
   Printing solutions. . . . . . .       25,340     23,822          13,081     12,554
   Electronics manufacturing . . .          245      2,285             276      1,288
   Amortization expense. . . . . .       (1,622)    (3,138)           (852)    (1,570)
                                    ------------  ---------  --------------  ---------
     Consolidated operating profit  $    50,067   $ 43,868   $      25,709   $ 23,078
                                    ============  =========  ==============  =========




Identifiable assets by segment:  June 30, 2003   December 31, 2002
                                 --------------  ------------------
Advanced surface finishing. . .  $      180,168  $          136,436
Printing solutions. . . . . . .         372,598             410,087
Electronics manufacturing . . .         101,069              95,961
Corporate-wide. . . . . . . . .          65,959              65,409
                                 --------------  ------------------
   Consolidated assets. . . . .  $      719,794  $          707,893
                                 ==============  ==================


Note  8.     Acquisition  Reserves
The Corporation established acquisition reserves (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W. Canning, plc. The reorganization of employees and facilities has been completed. Five facilities have been closed with those activities assimilated elsewhere. Leases associated with these facilities have expired with the exception of one location which is leased through March 2008 and has been sub-leased to partially offset the future cash payments. See Contingencies and Legal Matters, Note 11, regarding environmental activity.
Note  8.      Acquisition  Reserves  (continued)

The following table summarizes the cumulative activity for these reserves, since inception through June 30, 2003, including cash payments of $88 for the six months ended June 30, 2003:



               Inception   Adjustments  Payments  Balance
               ----------  -----------  --------  --------
Facilities. .  $    4,200          885     3,501  $  1,584
Redundancies.       2,050        3,100     5,150         -
Environmental       2,000            -       222     1,778
               ----------  -----------  --------  --------
   Total. . .  $    8,250        3,985     8,873  $  3,362
               ==========  ===========  ========  ========

Note  9.     Supplemental  Cash  Flow  Information
The following table lists the major components of net cash flows from operating activities as well as cash paid for interest and income taxes for the six months ended June 30, 2003 and 2002:


                                                   Six Months Ended   June 30,
                                                                2003       2002
                                                   -----------------  ---------
Net cash flows from operating activities:
Net earnings. . . . . . . . . . . . . . . . . . .  $          23,696  $  17,005
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . .             10,603     10,700
   Amortization . . . . . . . . . . . . . . . . .              1,622      3,138
   Provision for bad debts. . . . . . . . . . . .              2,679      3,991
   Stock compensation expense . . . . . . . . . .              2,185      1,544
   Other changes in assets and liabilities. . . .              4,198     13,575
                                                   -----------------  ---------
   Net cash flows from operating activities . . .  $          44,983  $  49,953
                                                   =================  =========


Cash paid for interest. . . . . . . . . . . . . .  $          16,118  $  20,854
                                                   =================  =========
Cash paid for income taxes. . . . . . . . . . . .  $           4,778  $   5,390
                                                   =================  =========


Note  10.     Market  Risk
The Corporation is exposed to market risk in the normal course of business activity due to its operations in different foreign countries and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the Corporation's exposure to foreign exchange fluctuations.
The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 60% of the Corporation's net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, Hong Kong and New Taiwan Dollars. For the six month period ending June 30, 2003, there was a favorable foreign currency translation effect on earnings of approximately $0.05 per share, or 7%. The annual impact on operating cash flows historically has been insignificant.
The Corporation's business operations consist principally of the manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in a wide variety of applications used in the printing and packaging industries, while 30% of the business is concentrated to customers supplying a wide variety of chemicals to manufacturers of printed circuit boards with many different end-use applications, as well as the manufacture of printed circuit boards supplied to the electronics industry. As is usual for these businesses, the Corporation generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
Note  10.  Market  Risk  (continued)
The Corporation has been exposed to interest rate risk, primarily from its credit facility which is based upon various floating rates. The Corporation had entered into interest rate swap agreements for the purpose of reducing its exposure to possible future changes in interest rates. A remaining interest rate swap is considered speculative as there are no outstanding balances under the credit facility. The Corporation reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. For additional information, see Financial Information for Guarantors of the Corporation's Bond Offering, Note 12. Based upon the Corporation's current debt structure and expected levels of borrowing in 2003, an increase in interest rates would not result in an incremental interest expense. The Corporation does not enter into derivative financial instruments for trading purposes, it has certain other supply agreements for raw material inventories but has chosen not to enter into any price hedging with its suppliers for commodities.
Note  11.     Contingencies  and  Legal  Matters
Environmental  Issues:
The nature of the Corporation's operations, as manufacturers and distributors of specialty chemicals and systems, and products, including raw materials, expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. The Corporation estimates the range of cleanup costs at its Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2,000, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation has instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration is in an early phase and as such its resolution cannot be predicted. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Note  11.     Contingencies  and  Legal  Matters  (continued)
Legal  Proceedings:
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 and $10 and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2,500, without interest, over six quarterly installments. In addition, the Corporation was required to pay $1,550 to various local charitable and environmental organizations and causes. As of June 30, 2003, the Corporation has paid the full amounts for both of these arrangements. The Corporation has been placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements.
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.
Note  12.     Financial  Information  for  Guarantors  of the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("bonds") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down long-term debt. These bonds are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("guarantors"). The guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the bonds. The Corporation's unrestricted subsidiaries that resulted from the January 2001 Eurocir acquisition and its foreign subsidiaries are not guarantors of the indebtedness under the bonds. The following financial information is presented to give additional disclosures to the consolidated condensed financial statements, with respect to: a) the parent (MacDermid, Incorporated as the issuer), b) the guarantors, c) the non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Corporation on a consolidated basis for and as of the fiscal periods ended June 30, 2003 and 2002 and December 31, 2002. The equity method has been used by the parent with respect to investments in guarantor subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2002.

CONSOLIDATED  CONDENSED  BALANCE  SHEET
JUNE  30,  2003
(unaudited)


                                                                                                                     MACDERMID
                                                                                    UNRESTRICTED                   INCORPORATED

                                      MACDERMID      GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                                    INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   SUBSIDIARIES
                                    -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents. . . . .  $      16,095  $       1,825   $      19,985   $         398   $           -   $      38,303
Accounts receivables, net. . . . .         10,929         19,246         103,144          13,387               -         146,706
Due (to) from affiliates . . . . .         84,894        (23,157)        (30,898)        (30,839)              -               -
Inventories. . . . . . . . . . . .          9,384         27,316          45,334           9,931               -          91,965
Prepaid expenses . . . . . . . . .            543          2,140           4,276               -               -           6,959
Deferred income taxes. . . . . . .         17,059              -           4,209             728               -          21,996
                                    -------------  --------------  --------------  --------------  --------------  -------------
Total current assets . . . . . . .        138,904         27,370         146,050          (6,395)              -         305,929

Property, plant and equipment, net         14,631         40,132          55,986          19,130               -         129,879
Goodwill . . . . . . . . . . . . .         21,680         68,574         103,946               -               -         194,200
Intangibles, net . . . . . . . . .              -          6,182          24,831              82               -          31,095
Investments in subsidiaries. . . .        354,468        234,173         (23,939)              -        (564,702)              -
Other assets . . . . . . . . . . .         39,259          7,903           8,328           3,201               -          58,691
                                    -------------  --------------  --------------  --------------  --------------  -------------
                                    $     568,942  $     384,334   $     315,202   $      16,018   $    (564,702)  $     719,794
                                    =============  ==============  ==============  ==============  ==============  =============

CONSOLIDATED  CONDENSED  BALANCE  SHEET  (CONTINUED)
JUNE  30,  2003
(unaudited)


                                                                                                                 MACDERMID
                                                                                UNRESTRICTED                    INCORPORATED

                                 MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                                INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                               --------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable . . . . . . . .  $           -   $           -   $         812   $       1,920   $           -   $       2,732
Current installments of long-
term obligations. . . . . . .              -             146             413           5,841               -           6,400
Accounts and dividend payable         10,937           7,407          35,018          15,890               -          69,252
Accrued expenses. . . . . . .         33,084           8,958          26,975           4,016               -          73,033
Income taxes. . . . . . . . .        (13,673)         12,748           6,829            (841)              -           5,063
                               --------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .         30,348          29,259          70,047          26,826               -         156,480

Long-term obligations . . . .        301,784             569             504           9,359               -         312,216
Accrued postretirement. . . .         15,604               -           4,804               -               -          20,408
Deferred income taxes . . . .             (2)              -           4,690             837               -           5,525
Other long-term liabilities .              -              38             984              62               -           1,084
Minority interest . . . . . .              -               -               -           2,873               -           2,873
Put and call agreement on
common stock. . . . . . . . .         21,293               -               -               -               -          21,293

Shareholders' equity:
Common stock. . . . . . . . .         46,645             (50)          3,760               3          (3,713)         46,645
Additional paid-in capital. .          2,148         207,741         109,614          10,260        (327,615)          2,148
Retained earnings . . . . . .        247,817         137,213         124,727         (30,813)       (231,127)        247,817
Cumulative comprehensive
income equity adjustments . .         (6,471)          9,564          (3,928)         (3,389)         (2,247)         (6,471)
Less, cost of common shares
in treasury . . . . . . . . .        (90,224)              -               -               -               -         (90,224)
                               --------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .        199,915         354,468         234,173         (23,939)       (564,702)        199,915

                               --------------  --------------  --------------  --------------  --------------  --------------
                               $     568,942   $     384,334   $     315,202   $      16,018   $    (564,702)  $     719,794
                               ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2003
(unaudited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                    INCORPORATED

                              MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      45,071   $      84,544   $     184,555   $      42,572   $      (8,573)  $     348,169
Cost of sales. . . . . . .         28,636          37,867         101,331          38,743          (8,573)        198,004
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .         16,435          46,677          83,224           3,829               -         150,165

Operating expenses:
Selling, technical and
administrative . . . . . .         24,932          19,395          50,564           3,585               -          98,476
Amortization . . . . . . .              -           1,066             539              17               -           1,622
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   24,932          20,461          51,103           3,602               -         100,098
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (8,497)         26,216          32,121             227               -          50,067

Equity in earnings of
subsidiaries . . . . . . .        (38,299)        (20,644)            895               -          58,048               -
Interest income. . . . . .            (80)           (106)           (320)            (19)              -            (525)
Interest expense . . . . .         16,186          (2,244)            985           1,307               -          16,234
Other expense (income),
net. . . . . . . . . . . .           (263)           (278)            202            (151)              -            (490)
                            --------------  --------------  --------------  --------------  --------------  --------------
                                  (22,456)        (23,272)          1,762           1,137          58,048          15,219
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .         13,959          49,488          30,359            (910)        (58,048)         34,848
Income taxes benefit
(expense). . . . . . . . .          9,737         (11,189)         (9,715)             15               -         (11,152)
Minority interest. . . . .              -               -               -               -               -               -
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $      23,696   $      38,299   $      20,644   $        (895)  $     (58,048)  $      23,696
                            ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2003
(unaudited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                    INCORPORATED

                              MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      21,991   $      41,943   $      93,968   $      21,789   $      (3,952)  $     175,739
Cost of sales. . . . . . .         13,836          18,146          52,126          19,668          (3,952)         99,824
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .          8,155          23,797          41,842           2,121               -          75,915

Operating expenses:
Selling, technical and
administrative . . . . . .         12,495           9,123          25,892           1,844               -          49,354
Amortization . . . . . . .              -             556             287               9               -             852
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   12,495           9,679          26,179           1,853               -          50,206
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (4,340)         14,118          15,663             268               -          25,709

Equity in earnings of
subsidiaries . . . . . . .        (20,006)        (10,123)            430               -          29,699               -
Interest income. . . . . .            (49)            (90)           (182)             (9)              -            (330)
Interest expense . . . . .          8,370          (1,122)            415             680               -           8,343
Other expense (income),
net. . . . . . . . . . . .            (81)           (231)            179              (9)              -            (142)
                            --------------  --------------  --------------  --------------  --------------  --------------
                                  (11,766)        (11,566)            842             662          29,699           7,871
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .          7,426          25,684          14,821            (394)        (29,699)         17,838
Income taxes benefit
(expense). . . . . . . . .          4,704          (5,678)         (4,698)            (36)              -          (5,708)
Minority interest. . . . .              -               -               -               -               -               -
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $      12,130   $      20,006   $      10,123   $        (430)  $     (29,699)  $      12,130
                            ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2003
(unaudited)


                                                                                                             MACDERMID
                                                                             UNRESTRICTED                   INCORPORATED

                              MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                       AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) operating
activities:. . . . . . . .  $     (22,736)  $      36,143   $      29,625   $       1,951   $           -  $      44,983

Investing activities:
Capital expenditures . . .           (785)           (227)         (1,341)           (400)              -         (2,753)
Proceeds from disposition
of fixed assets. . . . . .              -               -              52               -               -             52
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) investing
activities . . . . . . . .           (785)           (227)         (1,289)           (400)              -         (2,701)
                            --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Short-term borrowings
(repayments), net. . . . .         40,707         (31,045)        (13,477)         (1,859)              -         (5,674)
Long-term borrowings . . .              -               -               -           3,570               -          3,570
Long-term repayments . . .              -               -            (269)         (3,219)              -         (3,488)
Purchase of treasury
shares . . . . . . . . . .        (30,460)              -               -               -               -        (30,460)
Dividends paid . . . . . .         15,216          (5,360)        (11,122)              -               -         (1,266)
                            --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) financing
activities . . . . . . . .         25,463         (36,405)        (24,868)         (1,508)              -        (37,318)
                            --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents. . . . . . . .              -               -           1,303              17               -          1,320
                            --------------  --------------  --------------  --------------  -------------  --------------
Net (decrease) increase in
cash and cash equivalents.          1,942            (489)          4,771              60               -          6,284

Cash and cash equivalents
at beginning of period . .         14,153           2,314          15,214             338               -         32,019

Cash and cash equivalents
                            --------------  --------------  --------------  --------------  -------------  --------------
at end of period . . . . .  $      16,095   $       1,825   $      19,985   $         398   $           -  $      38,303
                            ==============  ==============  ==============  ==============  =============  ==============

CONSOLIDATED  CONDENSED  BALANCE  SHEET
DECEMBER  31,  2002
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
(audited)


                                                                                                                 MACDERMID
                                                                                UNRESTRICTED                    INCORPORATED

                                 MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                                INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                               --------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable . . . . . . . .  $           -   $           -   $       1,792   $       3,332   $           -   $       5,124
Current installments of long-
term obligations. . . . . . .              -             146             391           5,693               -           6,230
Accounts and dividend payable         11,854           7,975          30,347          14,289               -          64,465
Accrued expenses. . . . . . .         31,897          10,250          24,591           2,824               -          69,562
Income taxes. . . . . . . . .         (4,763)          2,804           6,201            (515)              -           3,727
                               --------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .         38,988          21,175          63,322          25,623               -         149,108

Long-term obligations . . . .        301,732             705             719           8,657               -         311,813
Accrued postretirement. . . .         15,462               -           4,226               -               -          19,688
Deferred income taxes . . . .              -               -           4,719             816               -           5,535
Other long-term liabilities .             (2)             50             972             118               -           1,138
Minority interest . . . . . .              -               -               -           2,873               -           2,873

Shareholders' equity:
Common stock. . . . . . . . .         46,640             (50)          3,760               3          (3,713)         46,640
Additional paid-in capital. .         21,261         207,741         109,614          10,260        (327,615)         21,261
Retained earnings . . . . . .        225,387         115,397         115,205         (29,917)       (200,685)        225,387
Cumulative comprehensive
income equity adjustments . .        (15,786)         (8,962)         (2,903)         (1,664)         13,529         (15,786)
Less, cost of common shares
in treasury . . . . . . . . .        (59,764)              -               -               -               -         (59,764)
                               --------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .        217,738         314,126         225,676         (21,318)       (518,484)        217,738
                               --------------  --------------  --------------  --------------  --------------  --------------

                               $     573,918   $     336,056   $     299,634   $      16,769   $    (518,484)  $     707,893
                               ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2002
(unaudited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                    INCORPORATED

                              MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      50,212   $      93,842   $     165,504   $      42,838   $      (8,718)  $     343,678
Cost of sales. . . . . . .         31,220          47,484          91,061          37,240          (8,718)        198,287
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .         18,992          46,358          74,443           5,598               -         145,391

Operating expenses:
Selling, technical and
administrative . . . . . .         27,188          20,926          46,958           3,313               -          98,385
Amortization . . . . . . .          1,730             821             573              14               -           3,138
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   28,918          21,747          47,531           3,327               -         101,523
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (9,926)         24,611          26,912           2,271               -          43,868

Equity in earnings of
subsidiaries . . . . . . .        (28,465)        (16,550)            (33)              -          45,048               -
Interest income. . . . . .            (40)            (52)           (171)            (14)              -            (277)
Interest expense . . . . .          8,391           5,246           2,989           1,318               -          17,944
Other expense (income),
net. . . . . . . . . . . .            788            (160)            (93)             18               -             553
                            --------------  --------------  --------------  --------------  --------------  --------------
                                  (19,326)        (11,516)          2,692           1,322          45,048          18,220
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .          9,400          36,127          24,220             949         (45,048)         25,648
Income taxes benefit
(expense). . . . . . . . .          7,605          (7,662)         (7,670)           (481)              -          (8,208)
Minority interest. . . . .              -               -               -            (435)              -            (435)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $      17,005   $      28,465   $      16,550   $          33   $     (45,048)  $      17,005
                            ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2002
(unaudited)


                                                                                                              MACDERMID
                                                                             UNRESTRICTED                    INCORPORATED

                              MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                        AND
                             INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      25,416   $      47,551   $      85,584   $      22,666   $      (4,495)  $     176,722
Cost of sales. . . . . . .         15,509          23,441          46,748          19,549          (4,495)        100,752
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .          9,907          24,110          38,836           3,117               -          75,970

Operating expenses:
Selling, technical and
administrative . . . . . .         14,023          10,713          24,756           1,830               -          51,322
Amortization . . . . . . .            864             411             288               7               -           1,570
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   14,887          11,124          25,044           1,837               -          52,892
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (4,980)         12,986          13,792           1,280               -          23,078

Equity in earnings of
subsidiaries . . . . . . .        (15,369)         (8,980)            (84)              -          24,433               -
Interest income. . . . . .            (18)            (19)            (92)             (8)              -            (137)
Interest expense . . . . .          4,375           2,240           1,460             669               -           8,744
Other expense (income),
net. . . . . . . . . . . .            331              20               5               4               -             360
                            --------------  --------------  --------------  --------------  --------------  --------------
                                  (10,681)         (6,739)          1,289             665          24,433           8,967
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .          5,701          19,725          12,503             615         (24,433)         14,111
Income taxes benefit
(expense). . . . . . . . .          3,972          (4,356)         (3,523)           (262)              -          (4,169)
Minority interest. . . . .              -               -               -            (269)              -            (269)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $       9,673   $      15,369   $       8,980   $          84   $     (24,433)  $       9,673
                            ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2002
(unaudited)


                                                                                                               MACDERMID
                                                                               UNRESTRICTED                   INCORPORATED

                                MACDERMID       GUARANTOR      NONGUARANTOR    NONGUARANTOR                       AND
                               INCORPORATED    SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    SUBSIDIARIES
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) operating
activities:. . . . . . . . .  $      10,778   $       9,873   $      26,524   $       2,778   $           -  $      49,953

Investing activities:
Capital expenditures . . . .           (526)           (522)           (636)           (895)              -         (2,579)
Proceeds from disposition
of fixed assets. . . . . . .              -               -             147             152               -            299
Net cash flows provided
by (used in) investing
                              --------------  --------------  --------------  --------------  -------------  --------------
activities . . . . . . . . .           (526)           (522)           (489)           (743)              -         (2,280)
                              --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Short-term (repayments)
borrowings, net. . . . . . .        (31,490)         (2,432)         27,636          (3,340)              -         (9,626)
Long-term borrowings . . . .         65,500               -               -           2,951               -         68,451
Long-term repayments . . . .        (58,000)              -         (47,392)         (1,746)              -       (107,138)
Purchase of treasury shares.           (103)              -               -               -               -           (103)
Dividends paid . . . . . . .         10,240          (7,372)         (4,158)              -               -         (1,290)
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) financing
activities . . . . . . . . .        (13,853)         (9,804)        (23,914)         (2,135)              -        (49,706)
                              --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents. . . . . . . . .              -               -             624              35               -            659
                              --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
cash and cash equivalents. .         (3,601)           (453)          2,745             (65)              -         (1,374)

Cash and cash equivalents
at beginning of period . . .          4,419           1,881          10,261             506               -         17,067

Cash and cash equivalents
                              --------------  --------------  --------------  --------------  -------------  --------------
at end of period . . . . . .  $         818   $       1,428   $      13,006   $         441   $           -  $      15,693
                              ==============  ==============  ==============  ==============  =============  ==============

ITEM  2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD WHICH ENDED JUNE 30, 2003 TO THE SAME PERIOD IN 2002.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Net sales for the current quarter were $84.3 million, an increase of $3.7 million, or 5% from $80.6 million in the same period last year. This includes a positive foreign currency translation effect of $6.8 million. Excluding this effect total sales would have shown a decrease of 4%. Proprietary sales, excluding the effects of foreign currency translation, were 5% lower than the same period last year. Proprietary sales remain weak largely due to lower consumer spending in the electronics industries and a cyclical slowdown for industrial applications.
Costs of sales, as a percentage of sales were similar to the same period last year. Gross profit percentage was 51.6% as compared to 51.9% for the same period last year as plant closures and cost reduction efforts have been established.
Selling, technical and administrative expenses ("ST&A") were $30.2 million this quarter, a 2% decrease as compared to $31.0 million for the same period last year. The decrease in ST&A was offset by a $2.3 million unfavorable foreign currency translation effect, otherwise ST&A would have decreased 10%. Customer credit risk was heightened last year and as such a provision for bad debts was higher than is normal for the electronics business in last year's three month period. ST&A as a percentage of sales for the current quarter was 35.9% as compared to 38.5% in the same period last year. Total amortization expense was $0.7 million for the quarter, which was $0.7 million less than the same period last year.
As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) for the three months ended June 30, 2003 increased 33% to $12.5 million from $9.4 million in the same period last year. Printing Solutions: Net sales for the current quarter were $69.7 million, a decrease of $3.8 million, or 5% from $73.5 million in the same period last year. This includes a positive foreign currency translation effect of $3.6 million. Excluding this effect total sales would have shown a 10% decrease. Sales to the commercial advertising customers have been depressed while activity in these industries remains soft.
Costs of sales, as a percentage of sales were below the same period last year due to production facility reorganization and a related decrease in production overheads. Gross profit percentage was 43.6% as compared to 42.2% for the same period last year as these cost improvements were realized.
ST&A expenses were $17.3 million this quarter, a 7% decrease as compared to $18.5 million for the same period last year. The decrease in costs structure was offset by a $0.9 million unfavorable foreign currency translation effect, otherwise ST&A would have decreased 11%. ST&A as a percentage of sales for the current quarter was 24.8% as compared to 25.2% in the same period last year. Total amortization expense was $0.2 million for the current and prior year quarters.
As a result of the factors discussed above, printing solutions operating profit (after amortization) for the three months ended June 30, 2003 increased 4% to $12.9 million from $12.4 million in the same period last year. Electronics Manufacturing: Net sales for the current quarter were $21.8 million, a decrease of $0.9 million, or 4% from $22.7 million in the same period last year. This includes a positive effect of foreign currency translation of $4.1 million, otherwise total sales would have shown a 22% decrease.
Costs of sales, as a percentage of sales increased and as a result gross profit percentage decreased to 9.7% as compared to 13.8% for the same period last year. The major factors were higher labor costs, as well as, to a lesser extent depreciation, rental and utilities.
ST&A expenses were less than 1% higher as compared to the same period last year, the result of a $0.3 million unfavorable foreign currency translation effect. ST&A as a percentage of sales for the current quarter was 8.5% as compared to 8.1% in the same period last year.
As a result of the factors discussed above, the electronics manufacturing operating profit (after amortization) for the three months ended June 30, 2003 decreased 79% to $0.3 million from $1.3 million in the same period last year.
Consolidated: Net sales for the current quarter of $175.7 million decreased $1.0 million or 1% from $176.7 million in the same period last year. This includes a $14.6 million positive effect from foreign currency translation which resulted in higher reported net sales. Excluding this effect, reported sales would have decreased 9% and proprietary sales, which were roughly 82% of total net sales in both periods would have decreased 8%.
Gross profits were flat for the three month period ended June 30, 2003 as compared to the same period last year. Cost reduction efforts were offset by lower sales volumes. Accordingly, gross profit as a percentage of sales was 43.2% for the three month period ended June 30, 2003, as compared to 43.0% for the same period last year.
ST&A expenses were $2.0 million, or 4% less than the same period last year. Excluding a $3.5 million unfavorable foreign currency translation effect, ST&A expenses would have been 11% lower. ST&A as a percentage of sales for the three month period was 28.1% as compared to 29.0% for the same period last year.
Total amortization expense was $0.9 million for the quarter. This was $0.7 million less than the same period last year.
Operating profit (after amortization) for the three months ended June 30, 2003 was $25.7 million, an increase of $2.6 million, or approximately 11% more than $23.1 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 32% for the three and six month periods ended June 30, 2003. The effective income tax rate for the three and six month periods ended June 30, 2002 were 30% and 32%, respectively. The rate difference for the three months ended June 30, 2002 is attributable to a reduction of the tax rate in that quarter from 35% to 32%, with year-to-date effect, due to the benefits realized from domestic tax minimization strategies. NET EARNINGS
Net interest expense of $8.0 million was approximately 7% less than the same period last year, as a result of lower average bank debt balances. Net earnings available to common shareholders for the three month period ended June 30, 2003 of $0.38 per share was 27% higher than $0.30 per share for the same period last year. The impact from foreign currency translation was favorable to reported earnings by approximately $0.02 per share for the three month period. THE FOLLOWING DISCUSSION COMPARES THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD WHICH ENDED JUNE 30, 2003 TO THE SAME PERIOD IN 2002.
SALES,  COSTS  AND  EXPENSES
Advanced Surface Finishing: Net sales for the six months ended June 30, 2003 were $168.1 million, an increase of $9.1 million, or 6% from $159.0 million in the same period last year. This includes a positive foreign currency translation effect of $13.7 million. Excluding this effect total sales would have shown a 3% decrease. Proprietary sales, excluding the effects of foreign currency translation, were 4% lower than the same period last year. Proprietary sales remain weak largely due to lower consumer spending in the electronics industries and a cyclical slowdown for industrial applications.
Costs of sales, as a percentage of sales for the six month period were below the same period last year. Lower costs were influenced by the closure of a production facility and associated cost reduction efforts. Gross profit percentage was 51.2% as compared to 50.5% for the same period last year, in a large part, a result of the cost reductions.
Selling, technical and administrative expenses ("ST&A") were $60.0 million for the six month period, a 1% increase as compared to $59.4 million for the same period last year. The increase is from a $4.5 million unfavorable foreign currency translation effect, otherwise ST&A would have decreased 6%. ST&A as a percentage of sales for the six month period was 35.7% as compared to 37.3% in the same period last year. Total amortization expense was $1.3 million for the six month period, which was $1.5 million less than the same period last year. As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) for the six months ended June 30, 2003 increased 37% to $24.8 million from $18.1 million in the same period last year. Printing Solutions: Net sales for the six months ended June 30, 2003 were $137.5 million, a decrease of $4.4 million, or 3% from $141.9 million in the same period last year. This includes a positive foreign currency translation effect of $6.4 million. Excluding this effect total sales would have shown an 8% decrease. Sales to the commercial advertising customers have been depressed while activity in these industries remains soft.
Costs of sales, as a percentage of sales for the six month period were below the same period last year, largely due to the closure of a production facility. Gross profit percentage was 43.8% as compared to 42.0% for the same period last year, influenced by cost reduction efforts.
ST&A expenses were $34.9 million for the six month period, a 2% decrease as compared to $35.7 million for the same period last year. Excluding a $1.6 million unfavorable foreign currency translation effect, ST&A expenses would have been 7% lower. ST&A as a percentage of sales for the six month period was 25.4% as compared to 25.2% in the same period last year. Total amortization expense was $0.3 million for the six month period, which was similar to the same period last year.
As a result of the factors discussed above, printing solutions operating profit (after amortization) for the six months ended June 30, 2003 increased 7% to $25.1 million from $23.5 million in the same period last year. Electronics Manufacturing: Net sales for the six months ended June 30, 2003 were $42.6 million, a decrease of $0.2 million, or 1% from $42.8 million in the same period last year. This includes a positive effect of foreign currency translation of $7.9 million, otherwise total sales would have shown a 19% decrease.
Costs of sales, as a percentage of sales increased and as a result gross profit percentage was 9.0% as compared to 13.1% for the same period last year. The major factors were higher depreciation coupled with labor and utilities increases.
ST&A expenses increased $0.3 million, or 8% as compared to the same period last year, the result of a $0.7 million unfavorable foreign currency translation effect. ST&A as a percentage of sales for the six month period was 8.4% as compared to 7.7% in the same period last year.
As a result of the factors discussed above, the electronics manufacturing operating profit (after amortization) for the six months ended June 30, 2003 decreased 90% to $0.2 million from $2.3 million in the same period last year.
Consolidated: Net sales for the six months ended June 30, 2003 of $348.2 million increased $4.5 million or 1% from $343.7 million in the same period last year. This includes a $28.1 million positive effect from foreign currency translation which resulted in higher reported net sales. Excluding this effect, reported sales would have decreased 7% and proprietary sales, which were roughly 82% of total net sales in both periods would have decreased 6%.
Gross profits increased 3% for the six month period ended June 30, 2003 as compared to the same period last year. The closure of production facilities and other cost reduction efforts offset lower sales volumes. Accordingly, gross profit as a percentage of sales for the six month period ending June 30, 2003 was 43.1% as compared to 42.3% for the same period last year.
ST&A expenses were flat, or $0.1 million more than the same period last year. Excluding a $6.8 million unfavorable foreign currency translation effect, ST&A expenses would have been 7% lower. ST&A as a percentage of sales for the six month period was 28.3% as compared to 28.6% for the same period last year. Total amortization expense was $1.6 million for the six month period ended June 30, 2003. This was $1.5 million less than the same period last year. Operating profit (after amortization) for the six month period ended June 30, 2003 of $50.1 million, an increase of $6.2 million, or approximately 14% more than $43.9 million for the same period last year.
PROVISION  FOR  INCOME  TAXES
The Corporation's effective income tax rate approximates 32% for both the six month period ended June 30, 2003 and 2002.
NET  EARNINGS
Net interest expense, $15.7 million was approximately 11% less than the same period last year, attributable to cash management programs resulting in lower average debt balances. Net earnings available to common shareholders for the six month period ended June 30, 2003 of $0.74 per share was 42% higher than $0.52 per share for the same period last year. The impact from foreign currency translation was favorable to reported earnings by approximately $0.05 per share for the six month period.
Financial  Condition
Operating activities during the six months ending June 30, 2003 provided a net cash inflow of $45.0 million. This included net earnings of $23.7 million, non-cash expenses for depreciation, amortization, bad debts and stock compensation of $17.1 million, and a net decrease in operating assets and liabilities of $4.2 million. A large portion of the cash generated from operations during this period was utilized to repurchase treasury shares. Investing activities for the six months ended June 30, 2003 utilized net cash of $2.7 million, all of which relates to capital expenditures. This capital spending compares with total planned expenditures of approximately $13.0 million for the full year.
Financing activities for the six months ended June 30, 2003 consisted of a net use of cash of $37.3 million primarily used for treasury shares of $30.5 million, as well as net debt repayment of $5.6 million and dividends to shareholders ($0.02 per common share in each quarter) of $1.2 million. The Board of Directors on August 5, 2003, voted to increase the dividend from $0.02 per share to $0.03 per share, effective with the next payment.
The Corporation's financial position remains strong. Working capital at June 30, 2003 was $149.4 million as compared to $139.5 million at December 31, 2002. The Corporation issued 9 1/8% senior subordinated notes in June 2001, with a face amount of $301.5 million, which pay interest semiannually on January 15th and July 15th and mature in 2011. The Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50 million. There has been no balance outstanding, or activity on this revolving loan facility for the periods presented. The Corporation has other uncommitted credit facilities which presently total approximately $59 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

There are no long-term commitments (including the short-term portion) which would have a significant impact upon results of operations, financial condition or liquidity of the Corporation, other than the obligations in the following table:



($millions). . . . . . . . . . . . . . . . . . . . .  This Year    2-4 Years   5 or More Years  Total
                                                      ----------  ----------  ----------------  ------
             Long-term debt. . . . . . . . . . . . .  $      5.4  $      8.6  $          302.2  $316.2
             Capital leases. . . . . . . . . . . . .         1.0         1.2               0.2     2.4
             Operating leases. . . . . . . . . . . .         9.4        12.9              11.1    33.4
             Put and call agreement on common stock.        21.3           -                 -    21.3
                                                      ----------  ----------  ----------------  ------
Total contractual cash commitments . . . . . . . . .  $     37.1  $     22.7  $          313.5  $373.3
                                                      ==========  ==========  ================  ======


The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by the Corporation will depend on various factors including the market price of its shares, its business and financial position and general economic or market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At June 30, 2003, the outstanding authorization to purchase approximately 1.65 million shares would cost approximately $43.4 million. On May 7, 2003, the Corporation executed a purchase and sale agreement with Citicorp Venture Capital Ltd
("CVC"), to acquire all of their 2.2 million outstanding common shares on or before November 3, 2003. The price per share is subject to a minimum of $22.60 and a maximum of $25.00 by this agreement. The Corporation purchased 1.35 million shares, at $22.60 per share, for $30.5 million on May 7, 2003. The Corporation expects to purchase the remaining 0.85 million shares for not less than $19.2 million and not more than $21.3 million. As a result, an amount of $21.3 million has been reclassified as temporary equity with a transfer from additional paid in capital to put and call agreement on common stock, on the consolidated condensed balance sheet at June 30, 2003, representing the value of the shares as of that date, in accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".
The following table presents owner earnings for the six and three month periods ended June 30, 2003 and 2002. Owner earnings is defined as cash flow from operations less net capital spending and is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Management believes that owner earnings portrays a meaningful measure of the impact of free cash flow, which is an important factor towards the growth of intrinsic shareholder value over time.





                             Six Months    Ended June 30,    Three Months    Ended June 30,
                                    2003              2002            2003              2002
                             ------------  ----------------  --------------  ----------------
Cash provided by operations  $      45.0   $          50.0   $        25.6   $          37.1
Less: capital spending, net         (2.7)             (2.3)           (1.7)             (1.1)
                             ------------  ----------------  --------------  ----------------
Owner earnings. . . . . . .  $      42.3   $          47.7   $        23.9   $          36.0
                             ============  ================  ==============  ================

CRITICAL  ACCOUNTING  POLICIES
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty, accordingly actual results could differ significantly from the estimates applied.
The  Corporation's  critical  accounting  policies  include  the  following:
Revenue Recognition: The Corporation recognizes revenue, including freight charged to customers, when products are shipped and the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence that an arrangement exists and the sales price is fixed or determinable. The Corporation's shipping terms are customarily "FOB shipping point" and do not include right of inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied.
Accounts Receivable: The Corporation performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Corporation continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions for bad debts established, there is no guarantee that the Corporation will continue to experience the same credit loss rates as in the past.
Inventories: The Corporation values inventory at lower of average cost or replacement market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination, historical write-offs, customer demand, alternative product uses, usage rates and quantities of stock on hand are considered. Inventory in excess of the Corporation's estimated usage requirements is written down to its estimated net realizable value.
Goodwill and other long-lived assets: The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, on the straight-line basis. The Corporation categorizes and depreciates its assets over periods ranging from 3-5 years for computers, software, furniture, fixtures and autos, 5-20 years for machinery and equipment, and 5-30 years for building and building improvements. Leasehold improvements are amortized over the lesser of the useful life of the asset or the life of the lease. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments, which significantly extend the useful lives are capitalized. Costs and accumulated depreciation and amortization on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings. Patents and various other intangible assets are amortized on a straight-line basis over their estimated useful lives as determined by an appropriate valuation. The present periods of amortization are 15 years for patents and range between 5 and 30 years for other separately identified intangible assets. The Corporation assesses the carrying value of goodwill, intangible assets with indefinite lives and other long-lived assets in accordance with SFAS142 and SFAS144. In many instances, projected future cash flows are used in these assessments. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections. Environmental Matters: The nature of the Corporation's operations and products exposes it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes;
and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".
Employee Benefit Plans: The Corporation sponsors a defined benefit plan and a retirement medical benefit plan for its domestic employees providing retirement benefits based upon years of service and compensation levels. The Corporation also sponsored a defined benefit plan for its United Kingdom based employees employed at its Canning subsidiary that was frozen as of April 6, 1997, when the plan was converted from a defined benefit plan to a defined contribution plan. The projected benefit obligations and pension expenses from both of these plans is dependent upon various factors such as the discount rate, actual return on plan assets and the funding of the plan. Management can neither predict the future interest rate environment, which directly impacts the selection of future discount rates, nor predict future asset returns that the pension plan will experience. Changes in these assumptions will effect current year and future year pension expense and the projected benefit obligation. Management estimates that a 50 basis point drop in the discount rate for the valuation at December 31, 2003, will increase the plan's projected benefit obligation by approximately $4,500 and increase the plan's pension expense by approximately $1,000. However, these increases could be offset by other factors such as favorable asset experience or additional cash contributions to the plan.

NEW  ACCOUNTING  STANDARDS
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS150) which is effective for interim financial statement periods beginning after June 15, 2003. SFAS150 addresses financial accounting and reporting criteria for certain financial instruments with characteristics of both liabilities and equity. SFAS150 requires that financial instruments within its scope are classified as liabilities, or assets in some circumstances. The adoption of SFAS150 will have an effect on the reporting of the put and call agreement on common stock line item on the Corporation's consolidated condensed balance sheet at June 30, 2003.
In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Ammendment of Statement 133 on Derivative Instruments and Hedging
Activities (SFAS149) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified, and hedging relationships designated after June 30, 2003. The Corporation does not expect that the adoption of SFAS149 will have a material effect on its financial statements.
In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into beginning with the Corporation's next interim period. The Corporation does not expect that the adoption of this EITF will have a material effect on its financial statements. Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation - Transition and Disclosure (SFAS148) amends SFAS123 to provide alternative methods of transition for enterprises that elect to change to the SFAS123 fair value method of accounting for stock-based employee compensation. Since the Corporation adopted the fair value method of accounting for stock-based employee compensation for the reporting year ended December 31, 2001, the alternative methods of transition to that method provided by SFAS148 do not have any effect on its financial statements. SFAS148 also amends the disclosure requirements of SFAS123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required interim disclosures are provided in Stock-Based Plans,
Note  4  to  these  consolidated  condensed  financial  statements.
Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS143) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. The adoption of SFAS143, effective January 1, 2003, did not have an impact on the carrying amount of the Corporation's long-lived assets or liabilities.
Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS145) among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS145, effective January 1, 2003, did not have an impact on the Corporation's financial statements.
Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS146) requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS146, effective January 1, 2003, did not have an impact on the Corporation's financial statements.

Interpretation No. 45 (FIN45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN45 requires disclosures about the guarantees that an entity has issued, including product warranty liabilities. The Corporation does not maintain any warranty expense or related liabilities for its core specialty chemicals business. Warranties for certain ancillary businesses are not material. The Corporation adopted FIN45 at December 31, 2002 and it did not have a material effect on its consolidated financial statements. In January 2003, the FASB issued FIN No. 46 (FIN46) Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Corporation does not expect that the adoption of FIN46 will have a significant effect on its consolidated financial statements. ENVIRONMENTAL and LEGAL MATTERS
Environmental Issues: The nature of the Corporation's operations, as manufacturers and distributors of specialty chemicals and systems, and products, including raw materials, expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at three Superfund sites. There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $1.6 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2.0 million and $5.0 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $2.0 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation has instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration is in an early phase and as such its resolution cannot be predicted. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved both of these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2.5 million, without interest, over six quarterly installments. In addition, the Corporation was required to pay $1.5 million to various local charitable and environmental organizations and causes. As of June 30, 2003, the Corporation has paid the full amounts for both of these arrangements. The Corporation has been placed on probation for two years and will perform certain environmental audits, as well as other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements.
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations. FORWARD-LOOKING STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report. All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.
ITEM  3:
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
Refer to the notes to the consolidated condensed financial statements, Market Risk, Note 10.
ITEM  4:
                             CONTROLS AND PROCEDURES
The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, they have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.
PART  II.  OTHER  INFORMATION
ITEM  1  :  Legal  Proceedings
Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 11.
ITEM  2  :  Changes  in  Securities  and  Use  of  Proceeds
     None.
ITEM  3  :  Defaults  Upon  Senior  Securities
     None.
ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders
None.
ITEM  5  :  Other  Information
     None.
ITEM  6(a)  :  Exhibits
6(a).1 The Corporation filed a Form S-3 Shelf Registration on February 27, 2003. The Form S-3 is incorporated by reference herein.
6(a).2 On March 27, 2003, the Corporation filed its Form 10-K/A to provide additional disclosure regarding non-GAAP references contained in the Message to Shareholders attached as exhibit 13 to its Form 10K. The Form 10K/A is incorporated by reference herein.
6(a).3 The Corporation signed a new Credit Agreement with Bank of America, N.A. on April 28, 2003, which was included as Exhibit 4 to the Corporation's Form 10Q filed on May 15, 2003. The Form 10Q is incorporated by reference herein. 6(a).4 Signature page for certifications under Section 906 of the Sarbanes-Oxley Act of 2002 is included as Exhibit 99 to this filing.
ITEM  6(b)  :  Reports  on  Form  8-K
On May 7, 2003, the Corporation filed its Form 8-K to disclose a purchase and sale agreement had been signed with Citicorp Venture Capital Ltd ("CVC") for the Corporation to purchase all of CVC's common shares of MacDermid, Incorporated. The Form 8-K is incorporated by reference herein.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)






Date:  August  8,  2003     /s/  Daniel  H.  Leever
       ----------------     -----------------------

     Daniel  H.  Leever
     Chairman,  President  and
        Chief  Executive  Officer






Date:  August  8,  2003     /s/  Gregory  M.  Bolingbroke
       ----------------     -----------------------------

     Gregory  M.  Bolingbroke
     Senior  Vice  President,
     Treasurer  and  Corporate  Controller


                    PRINCIPLE FINANCIAL OFFICER CERTIFICATION



I,  Gregory  M.  Bolingbroke,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of MacDermid, Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date");
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August  8,  2003     /  s  /  Gregory  M.  Bolingbroke
       ----------------     ---------------------------------
     Name:  Gregory  M.  Bolingbroke
     Title: Senior Vice President, Treasurer and Corporate Controller
                    PRINCIPLE EXECUTIVE OFFICER CERTIFICATION



I,  Daniel  H.  Leever,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of MacDermid, Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date");
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August  8,  2003      /s/  Daniel  H.  Leever
       ----------------      -----------------------
     Name:  Daniel  H.  Leever
     Title:  Chairman,  President  and
     Chief  Executive  Officer