Form 10-Q
period 2003-09-30
MACDERMID INC
filed 2003-11-07
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               FOR THE QUARTERLY PERIOD ENDED  September 30, 2003
                                               ------------------

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

Yes   X  No         .
    ---     ---------
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding at November 1, 2003
     ----------------------          -------------------------------
     Common Stock, no par value                       30,283,165 shares

                             MACDERMID, INCORPORATED

                                      INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
         September 30, 2003 and December 31, 2002 . . . . . . . . .       2-3
       Consolidated Condensed Statements of Earnings
         and Retained Earnings - Nine and Three Months Ended
         September 30, 2003 and 2002. . . . . . . . . . . . . . . .         4
       Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 2003 and 2002. . . . . . .         5
       Notes to Consolidated Condensed Financial Statements . . . .      6-23
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .     24-32
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        32
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .        32
Part II.   Other Information. . . . . . . . . . . . . . . . . . . .        33
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34





                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in Thousands of Dollars)
                                   (Unaudited)


                                          September 30, 2003   December 31, 2002
                                          -------------------  ------------------
Assets
Current assets:
Cash and cash equivalents. . . . . . . .  $            30,105  $           32,019
Accounts and notes receivable, (net
  of allowance for doubtful receivables
  of $16,142 and $12,743). . . . . . . .              142,921             142,806
Inventories:
  Finished goods . . . . . . . . . . . .               45,103              43,639
  Raw materials, supplies and equipment.               43,209              42,099
                                          -------------------  ------------------
                                                       88,312              85,738
Prepaid expenses . . . . . . . . . . . .                8,512               5,457
Deferred income tax asset. . . . . . . .               22,310              22,598
                                          -------------------  ------------------
    Total current assets . . . . . . . .              292,160             288,618
Property, plant and equipment (net
  of accumulated depreciation of
  $185,610 and $152,751) . . . . . . . .              127,635             132,581
Goodwill . . . . . . . . . . . . . . . .              194,200             194,200
Intangibles, (net of accumulated
  amortization of $17,290
  and $18,961) . . . . . . . . . . . . .               30,626              31,825
Other assets . . . . . . . . . . . . . .               57,500              60,669
                                          -------------------  ------------------
                                          $           702,121  $          707,893
                                          ===================  ==================

See accompanying notes to consolidated condensed financial statements.


                             MACDERMID, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (Amounts in Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)



                                                September 30, 2003    December 31, 2002
                                               --------------------  -------------------
Liabilities and shareholders' equity:
Current liabilities:
Notes payable . . . . . . . . . . . . . . . .  $             5,944   $            5,124
Current installments of long-term obligations                5,034                6,230
Accounts and dividends payable. . . . . . . .               62,136               64,465
Accrued expenses. . . . . . . . . . . . . . .               66,059               67,816
Income taxes. . . . . . . . . . . . . . . . .                6,611                3,727
                                               --------------------  -------------------
    Total current liabilities . . . . . . . .              145,784              147,362

Long-term obligations . . . . . . . . . . . .              310,103              310,238
Accrued post-retirement and
  post-employment benefits. . . . . . . . . .               20,549               19,688
Deferred income taxes . . . . . . . . . . . .                5,622                5,535
Other long-term liabilities . . . . . . . . .                4,367                4,459
Minority interest . . . . . . . . . . . . . .                2,873                2,873
Shareholders' equity:
Common stock stated value
  $1.00 per share . . . . . . . . . . . . . .               46,813               46,640
Additional paid-in capital. . . . . . . . . .               24,999               21,261
Retained earnings . . . . . . . . . . . . . .              260,324              225,387
Cumulative comprehensive
  income equity adjustments . . . . . . . . .               (4,568)             (15,786)
Less, cost of common shares in treasury . . .             (114,745)             (59,764)
                                               --------------------  -------------------
    Total shareholders' equity. . . . . . . .              212,823              217,738
                                               --------------------  -------------------
                                               $           702,121   $          707,893
                                               ====================  ===================

See accompanying notes to consolidated condensed financial statements.


                             MACDERMID, INCORPORATED
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              AND RETAINED EARNINGS
      (Amounts in Thousands of Dollars Except Share and Per Share Amounts)
                                   (Unaudited)


                                                        Nine                       Three
                                                       Months        Ended         Months        Ended
                                                     September        30,        September        30,
                                                        2003          2002          2003          2002
                                                    ------------  ------------  ------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . . .  $   515,959   $   511,824   $   167,790   $   168,146
Cost of sales. . . . . . . . . . . . . . . . . . .      294,175       295,469        96,171        97,182
                                                    ------------  ------------  ------------  ------------
    Gross profit . . . . . . . . . . . . . . . . .      221,784       216,355        71,619        70,964

Operating expenses:
  Selling, technical and administrative. . . . . .      146,249       145,108        47,773        46,723
  Amortization . . . . . . . . . . . . . . . . . .        2,416         4,696           794         1,558
                                                    ------------  ------------  ------------  ------------
                                                        148,665       149,804        48,567        48,281
                                                    ------------  ------------  ------------  ------------
    Operating profit . . . . . . . . . . . . . . .       73,119        66,551        23,052        22,683

  Interest income. . . . . . . . . . . . . . . . .         (653)         (472)         (128)         (196)
  Interest expense . . . . . . . . . . . . . . . .       23,969        26,798         7,735         8,855
  Other income . . . . . . . . . . . . . . . . . .       (3,320)         (881)       (2,830)         (530)
  Other expense. . . . . . . . . . . . . . . . . .            -         2,570             -         1,666
                                                    ------------  ------------  ------------  ------------
                                                         19,996        28,015         4,777         9,795
                                                    ------------  ------------  ------------  ------------
Earnings before taxes, minority interest
  And cumulative effect of accounting change . . .       53,123        38,536        18,275        12,888
Income taxes . . . . . . . . . . . . . . . . . . .      (17,000)      (12,331)       (5,848)       (4,123)
Minority interest. . . . . . . . . . . . . . . . .            -          (535)            -          (100)
                                                    ------------  ------------  ------------  ------------
Earnings before cumulative
  effect of accounting change. . . . . . . . . . .       36,123        25,670        12,427         8,665
Cumulative effect of accounting change . . . . . .        1,014             -         1,014             -
                                                    ------------  ------------  ------------  ------------
Net earnings . . . . . . . . . . . . . . . . . . .       37,137        25,670        13,441         8,665

Retained earnings, beginning of period . . . . . .      225,387       218,619       247,817       234,334
Cash dividends declared. . . . . . . . . . . . . .       (2,200)       (1,935)         (934)         (645)
                                                    ------------  ------------  ------------  ------------
Retained earnings, end of period . . . . . . . . .  $   260,324   $   242,354   $   260,324   $   242,354
                                                    ============  ============  ============  ============


Net earnings per common share:
  Basic
     Before cumulative effect of accounting change  $      1.14   $      0.80   $      0.40   $      0.27
     Cumulative effect of accounting change. . . .  $      0.03             -   $      0.03             -
                                                    ------------  ------------  ------------  ------------
       Basic earnings per common share . . . . . .  $      1.17   $      0.80   $      0.43   $      0.27
                                                    ============  ============  ============  ============
  Diluted
     Before cumulative effect of accounting change  $      1.14   $      0.79   $      0.40   $      0.27
     Cumulative effect of accounting change. . . .  $      0.03             -   $      0.03             -
                                                    ------------  ------------  ------------  ------------
       Diluted earnings per common share . . . . .  $      1.17   $      0.79   $      0.43   $      0.27
                                                    ============  ============  ============  ============

Cash dividends per common share. . . . . . . . . .  $      0.07   $      0.06   $      0.03   $      0.02
                                                    ============  ============  ============  ============

Weighted average common shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . . .   31,570,451    32,215,244    30,906,254    32,196,368
                                                    ============  ============  ============  ============
  Diluted. . . . . . . . . . . . . . . . . . . . .   31,743,571    32,496,043    31,059,431    32,480,682
                                                    ============  ============  ============  ============

See accompanying notes to consolidated condensed financial statements.


                             MACDERMID, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Amounts In Thousands of Dollars)
                                   (Unaudited)



                                                    Nine         Months
                                                    Ended     September 30,
                                                    2003          2002
                                                  ---------  ---------------
Net cash flows from operating activities:. . . .  $ 61,613   $       78,889

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . .    (7,179)          (4,587)
  Proceeds from disposition of fixed assets. . .     1,688            2,310
                                                  ---------  ---------------
  Net cash flows used in investing activities. .    (5,491)          (2,277)

Cash flows from financing activities:
  Short-term repayments, net of borrowings . . .    (4,735)         (12,183)
  Long-term borrowings . . . . . . . . . . . . .     3,570           82,451
  Long-term repayments . . . . . . . . . . . . .    (5,367)        (139,577)
  Stock options exercised. . . . . . . . . . . .       812                -
  Purchase of treasury shares. . . . . . . . . .   (51,753)            (443)
  Dividends paid . . . . . . . . . . . . . . . .    (2,200)          (1,935)
                                                  ---------  ---------------
  Net cash flows used in financing activities. .   (59,673)         (71,687)

Effect of exchange rate changes on
  cash and cash equivalents. . . . . . . . . . .     1,637              324
                                                  ---------  ---------------

(Decrease) increase in cash and cash equivalents    (1,914)           5,249
Cash and cash equivalents at beginning of period    32,019           17,067
                                                  ---------  ---------------

Cash and cash equivalents at end of period . . .  $ 30,105   $       22,316
                                                  =========  ===============


See accompanying notes to consolidated condensed financial statements.

                             MACDERMID, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except Share and Per Share Amounts)
Note 1.     Summary of Significant Accounting Policies
The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated ("the Corporation") and its subsidiary companies as of September 30, 2003 and the results of operations and cash flows for the nine and three month periods ended September 30, 2003 and 2002. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain amounts in the prior periods of the consolidated condensed financial statements have been reclassified to conform with the current year presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2002.
Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS150") addresses financial accounting and reporting criteria for certain financial instruments with characteristics of both liabilities and equity and requires that financial instruments within its scope are classified as liabilities, or assets in some circumstances. The Corporation adopted SFAS150 effective July 1, 2003. Due to an existing purchase and sale agreement with Citicorp Venture Capital Ltd ("CVC"), SFAS150 had an effect on the Corporation's consolidated condensed statement of earnings and the presentation within the shareholders' equity section of the consolidated condensed balance sheet, as follows. In the periods presented herewith, there was a gain of $1,014 as of July 1, 2003 for the cumulative effect of accounting change and a gain of $2,214 included in other income as of September 22,2003 for the CVC transaction. These gains together with the total cash payments of $51,803 have been recorded as the cost of treasury shares purchased under the agreement.

Note 2.     Common Share Data and Earnings Per Common Share
The table below summarizes common shares issued as of September 30, 2003 and 2002.



                                     2003        2002
                               ----------  ----------
Balance beginning of year . .  46,639,757  46,409,757
Shares issued - stock options     168,000           -
Shares issued - stock awards.       5,381      50,000
                               ----------  ----------
Balance end of period . . . .  46,813,138  46,459,757
                               ==========  ==========

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). On May 7, 2003, the Board of Directors voted in favor of an authorization to purchase up to 3,000,000 of its common shares, replacing all previous authorizations. Also on that date, the Corporation executed a purchase and sale agreement with CVC to acquire all of their 2,201,720 outstanding MacDermid, Incorporated common shares. The Corporation purchased from CVC, 1,350,000 common shares on May 7, 2003, for $22.60 per share and 851,720 common shares on September 22, 2003, for $25.00 per share. Authorization to purchase 798,280 common shares remained as of September 30, 2003. There were 16,548,604 and 14,349,453 common shares held in treasury as of September 30, 2003 and December 31, 2002, respectively.

Note 2.     Common Share Data and Earnings Per Common Share (continued)
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding.


                                  Nine Months    Ended     Three Months    Ended
                                  September           30,  September            30,
                                         2003        2002          2003        2002
                                  -----------  ----------  ------------  ----------
Basic common shares. . . . . . .   31,570,451  32,215,244    30,906,254  32,196,368
Dilutive effect of stock options      173,120     280,799       153,177     284,314
                                  -----------  ----------  ------------  ----------
Diluted common shares. . . . . .   31,743,571  32,496,043    31,059,431  32,480,682
                                  ===========  ==========  ============  ==========

The computation of basic earnings per share is based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share is based upon the weighted average number of common shares outstanding plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and share warrants that were outstanding during the period.
Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. Options to purchase common shares that were outstanding during the period but were not included in the computation of diluted EPS because those options were antidilutive based on current market prices amounted to 537,610 for 2003 and 1,886,484 for 2002.
Note 3.     Stock-Based Plans
Effective April 1, 2001, the Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS123"), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001, with the resulting expense charged over the period in which the options are earned. In the nine and three month periods ended September 30, 2003, there was $3,100 and $915, respectively, charged to expense as compared to $2,143 and $599 for the same periods in 2002.
Previously, and since April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS123 while accounting for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.
Had the Corporation used the fair value expense recognition method of accounting for all stock options granted under its plans between April 1, 1996 and April 1, 2001, net earnings and net earnings per common share for the nine and three month periods ended September 30, 2003 and 2002, would have been reduced to the following pro forma amounts:



                                    Nine Months    Ended     Three Months    Ended
                                     September      30,       September       30,
                                           2003      2002            2003     2002
                                   -------------  --------  --------------  -------
Net earnings available for common
shareholders as reported. . . . .  $     37,137   $25,670   $      13,441   $8,665
Add: stock based employee
compensation expense included in
reported net earnings, net of
related tax effects . . . . . . .         2,108     1,457             622      407
Deduct: total stock based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects . . . . . . .        (2,425)   (1,974)           (701)    (576)
                                   -------------  --------  --------------  -------
Pro forma net earnings. . . . . .  $     36,820   $25,153   $      13,362   $8,496
                                   =============  ========  ==============  =======

Net earnings per common share:
  Basic, as reported. . . . . . .  $       1.17   $  0.80   $        0.43   $ 0.27
  Basic, pro forma. . . . . . . .  $       1.17   $  0.78   $        0.43   $ 0.26

  Diluted, as reported. . . . . .  $       1.17   $  0.79   $        0.43   $ 0.27
  Diluted, pro forma. . . . . . .  $       1.16   $  0.77   $        0.43   $ 0.26

Note 4.     Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets with indeterminable lives are no longer amortized, but instead the carrying amounts will be periodically compared to the current fair value and, if impairment occurs, an adjustment to the carrying amount will be required with a charge to expense in the period identified. This could result in a future write-down or write-off of such assets.
Goodwill carrying amounts for both the period ended September 30, 2003 and December 31, 2002, by segment, are as follows;



Advanced surface finishing  $122,070
Printing solutions . . . .    72,130
                           ---------
Total goodwill . . . . . .  $194,200
                           =========

Acquired intangible assets are summarized as follows:


                  September     30, 2003                 December     31, 2002
               --------------  ---------             --------------  ---------
              Gross                                Gross
            Carrying   Accumulated       Net     Carrying    Accumulated       Net
            Amount     Amortization    Amount     Amount     Amortization    Amount
            ---------  --------------  ---------  ---------  --------------  ---------
Patents. .  $  17,566  $      (6,543)  $  11,023  $  19,698  $      (8,123)  $  11,575
Trademarks     27,481         (9,167)     18,314     27,481         (8,788)     18,693
Others . .      2,869         (1,580)      1,289      3,607         (2,050)      1,557
            ---------  --------------  ---------  ---------  --------------  ---------
   Total .  $  47,916  $     (17,290)  $  30,626  $  50,786  $     (18,961)  $  31,825
            =========  ==============  =========  =========  ==============  =========

Included in the table above, is the net carrying amount of $16,233 at September 30, 2003 and December 31, 2002 for trademarks which are not being amortized due to the indefinite life associated with these assets.
Note 5.     Comprehensive Income and Accumulated Other Comprehensive Income
The components of comprehensive income for the nine and three month periods ended September 30, 2003 and 2002 are as follows:


                                              Nine                 Three
                                             Months     Ended      Months     Ended
                                           September     30,     September     30,
                                                 2003     2002         2003     2002
                                           ----------  --------  ----------  --------
Net earnings. . . . . . . . . . . . . . .  $   37,137  $25,670   $   13,441  $ 8,665
Other comprehensive income:
  Foreign currency translation adjustment      11,218    5,081        1,903   (3,316)
  Hedging activities. . . . . . . . . . .           -     (103)           -     (102)
                                           ----------  --------  ----------  --------
Comprehensive income. . . . . . . . . . .  $   48,355  $30,648   $   15,344  $ 5,247
                                           ==========  ========  ==========  ========

Note 5. Comprehensive Income and Accumulated Other Comprehensive Income (continued)
The components of accumulated other comprehensive income as of September 30, 2003 and December 31, 2002 are as follows:



                                            September 30, 2003    December 31, 2002
                                            --------------------  -------------------
Cumulative equity adjustments for:
   Foreign currency translation adjustment  $             5,846   $           (5,372)
   Additional minimum pension liability. .              (10,414)             (10,414)
                                            --------------------  -------------------
Accumulated other comprehensive income . .  $            (4,568)  $          (15,786)
                                            ====================  ===================


Note 6.     Segment Reporting
The Corporation operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing ("ASF") and Printing Solutions ("PS"). A third segment, Electronics Manufacturing ("EM") designs and manufactures printed circuits boards in Europe through a majority owned subsidiary. These three segments are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the ASF segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications, as well as, etching copper and imprinting electrical patterns for various electronics applications, and as lubricants and cleaning agents associated with offshore oil and gas operations. The products supplied by the PS segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset and flexographic printing applications, and digital printers and supplies. The EM segment produces a wide variety of both single-sided and double-sided printed circuit boards.
The business segments reported below are the segments of the Corporation for which separate financial information is available and for which operating results are reviewed by senior management to assess performance of the Corporation. The accounting policies of each business segment are the same as those described in the Summary of Significant Accounting Policies, Note 1. Net sales for all of the Corporation's products fall into one of the three business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are reviewed before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets, deferred bond financing fees and certain other long term assets not directly associated with the support of the individual segments.




Results of operations by segment:      Nine                    Three
                                      Months       Ended      Months       Ended
                                     September      30,      September      30,
                                          2003       2002         2003       2002
                                    -----------  ---------  -----------  ---------
Net sales:
   Advanced surface finishing. . .  $  252,536   $239,465   $   84,466   $ 80,476
   Printing solutions. . . . . . .     201,740    211,810       64,214     69,959
   Electronics manufacturing . . .      61,683     60,549       19,110     17,711
                                    -----------  ---------  -----------  ---------
     Consolidated net sales. . . .  $  515,959   $511,824   $  167,790   $168,146
                                    -----------  ---------  -----------  ---------

Operating income (loss):
   Advanced surface finishing. . .  $   39,343   $ 32,132   $   13,238   $ 11,233
   Printing solutions. . . . . . .      35,672     36,277       10,332     12,455
   Electronics manufacturing . . .         520      2,838          276        553
   Amortization expense. . . . . .      (2,416)    (4,696)        (794)    (1,558)
                                    -----------  ---------  -----------  ---------
     Consolidated operating profit  $   73,119   $ 66,551   $   23,052   $ 22,683
                                    ===========  =========  ===========  =========

Note 6.     Segment Reporting (continued)



Identifiable assets by segment:  September 30, 2003   December 31, 2002
                                 -------------------  ------------------
Advanced surface finishing. . .  $           168,050  $          136,436
Printing solutions. . . . . . .              369,148             410,087
Electronics manufacturing . . .               99,282              95,961
Corporate-wide. . . . . . . . .               65,641              65,409
                                 -------------------  ------------------
   Consolidated assets. . . . .  $           702,121  $          707,893
                                 ===================  ==================

Note 7.     Acquisition Reserves
The Corporation established acquisition reserves in fiscal year 1999 when recording the acquisition of W. Canning, plc. The reorganization of employees and facilities has been completed. Five facilities have been closed with those activities assimilated elsewhere. Leases associated with these facilities have expired with the exception of one location which is leased through March 2008 and has been sub-leased to partially offset the future cash payments. See Contingencies and Legal Matters, Note 10, regarding the environmental liabilities and activity associated with this acquisition.
The following table summarizes the cumulative activity for these reserves (included in accrued expenses) from inception, through September 30, 2003, including cash payments of $306 for the nine months ended September 30, 2003:



               Inception   Adjustments   Payments  Balance
               ----------  ------------  --------  --------
Facilities. .  $    4,200            -      3,687  $    513
Redundancies.       2,050        3,100      5,150         -
Environmental       2,000       (1,746)       254         -
               ----------  ------------  --------  --------
   Total. . .  $    8,250        1,354      9,091  $    513
               ==========  ============  ========  ========


Note 8.     Supplemental Cash Flow Information
The following table lists the major components of net cash flows from operating activities as well as cash paid for interest and income taxes for the nine months ended September 30, 2003 and 2002:


                                                                      Nine Months Ended September 30,
                                                                                        2003     2002
                                                            --------------------------------  -------
Net cash flows from operating activities:
Net earnings before cumulative effect of accounting change  $                         36,123  $25,670
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . .                            15,571   15,828
   Amortization. . . . . . . . . . . . . . . . . . . . . .                             2,416    4,696
   Provision for bad debts . . . . . . . . . . . . . . . .                             3,757    4,451
   Stock compensation expense. . . . . . . . . . . . . . .                             3,100    2,143
   Other changes in assets and liabilities . . . . . . . .                               646   26,101
                                                            --------------------------------  -------
   Net cash flows from operating activities. . . . . . . .  $                         61,613  $78,889
                                                            ================================  =======

Cash paid for interest . . . . . . . . . . . . . . . . . .  $                         30,639  $37,052
                                                            ================================  =======
Cash paid for income taxes . . . . . . . . . . . . . . . .  $                          7,058  $ 7,101
                                                            ================================  =======
Non-cash impact of SFAS150 . . . . . . . . . . . . . . . .  $                          3,228        -
                                                            ================================  =======


Note 9.     Market Risk
The Corporation is exposed to market risk in the normal course of business activity due to its operations in different foreign countries and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the Corporation's exposure to foreign exchange fluctuations.
Note 9. Market Risk (continued)
The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 60% of the Corporation's net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, Hong Kong and New Taiwan Dollars. For the nine month period ending September 30, 2003, there was a favorable foreign currency translation effect on earnings of approximately $0.06 per share, or 6%. The annual impact on operating cash flows historically has been insignificant.
The Corporation's business operations consist principally of the manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 40% of the business is concentrated in a wide variety of applications used in the printing and packaging industries, while 30% of the business is concentrated in supplying a wide variety of chemicals to manufacturers of printed circuit boards with many different end-use applications, as well as the manufacture of printed circuit boards supplied to the electronics industry. As is usual for these businesses, the Corporation generally does not require collateral or other security as a condition of sale rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.
The Corporation has been exposed to interest rate risk, primarily from its credit facility which is based upon various floating rates. The Corporation had entered into interest rate swap agreements for the purpose of reducing its exposure to possible future changes in interest rates. A remaining interest rate swap is considered speculative as there are no outstanding balances under the credit facility. The Corporation reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. For additional information, see Financial Information for Guarantors of the Corporation's Bond Offering, Note 11. Based upon the Corporation's current debt structure and expected levels of borrowing in 2003, an increase in interest rates would not result in a significant incremental interest expense. The Corporation does not enter into derivative financial instruments for trading purposes, it has certain other supply agreements for raw material inventories but has chosen not to enter into any price hedging with its suppliers for commodities.
Note 10.     Contingencies and Legal Matters
Environmental Issues:
The nature of the Corporation's operations, as manufacturers and distributors of specialty chemical products and systems expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at two Superfund sites (issues at a third site were resolved during this quarter). There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
Note 10.     Contingencies and Legal Matters (continued)
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. The Corporation estimates the range of cleanup costs at its Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $1,600, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation has instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in favor of the Corporation, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. The Corporation expects that the remediation will take several years. The Corporation believes that remediation of the Waukegan, Illinois site is complete and is in the process of applying for a no further action letter from the state. The Corporation is also in the process of characterizing contamination at its Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenene, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings:
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 and $10 and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2,500, without interest, over six quarterly installments. In addition, the Corporation was required to pay $1,550 to various local charitable and environmental organizations and causes. The Corporation has paid the full amounts for both of these arrangements, prior to June 30, 2003. The Corporation was placed on a two-year probation which ends November 28, 2003 and will perform certain environmental audits and other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements.
Note 10.     Contingencies and Legal Matters (continued)
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.
Note 11.     Financial Information for Guarantors of the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("bonds") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down long-term debt. These bonds are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("guarantors"). The guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the bonds. The Corporation's unrestricted subsidiaries that resulted from the January 2001 Eurocir acquisition and its foreign subsidiaries are not guarantors of the indebtedness under the bonds.
The following financial information is presented to give additional disclosures to the consolidated condensed financial statements, with respect to: a) the parent (MacDermid, Incorporated as the issuer), b) the guarantors, c) the non-guarantor subsidiaries, d) the unrestricted non-guarantor subsidiaries, e) elimination entries and f) the Corporation on a consolidated basis for and as of the fiscal periods ended September 30, 2003 and 2002 and December 31, 2002. The equity method has been used by the parent with respect to investments in guarantor subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries and by subsidiary non-guarantors with respect to investments in unrestricted non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2002.

CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2003
(unaudited)


                                                                                                                     MacDermid
                                                                                    Unrestricted                   Incorporated

                                      MacDermid      Guarantor      Nonguarantor    Nonguarantor                        And
                                    Incorporated   Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                    -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents. . . . .  $       8,802  $       1,653   $      19,520   $         130   $           -   $      30,105
Accounts receivables, net. . . . .         11,255         17,877         101,883          11,906               -         142,921
Due (to) from affiliates . . . . .         87,728        (25,765)        (32,312)        (29,651)              -               -
Inventories. . . . . . . . . . . .          8,430         25,673          44,909           9,300               -          88,312
Prepaid expenses . . . . . . . . .          1,581          1,812           5,119               -               -           8,512
Deferred income taxes. . . . . . .         17,059              -           4,254             997               -          22,310
                                    -------------  --------------  --------------  --------------  --------------  -------------
Total current assets . . . . . . .        134,855         21,250         143,373          (7,318)              -         292,160

Property, plant and equipment, net         14,176         39,460          55,625          18,374               -         127,635
Goodwill . . . . . . . . . . . . .         21,680         68,574         103,946               -               -         194,200
Intangibles, net . . . . . . . . .              -          5,933          24,597              96               -          30,626
Investments in subsidiaries. . . .        357,855        231,320         (22,130)              -        (567,045)              -
Other assets . . . . . . . . . . .         39,189          6,829           8,225           3,257               -          57,500
                                    -------------  --------------  --------------  --------------  --------------  -------------
                                    $     567,755  $     373,366   $     313,636   $      14,409   $    (567,045)  $     702,121
                                    =============  ==============  ==============  ==============  ==============  =============

CONSOLIDATED CONDENSED BALANCE SHEET (continued)
SEPTEMBER 30, 2003
(unaudited)


                                                                                                                 MacDermid
                                                                                Unrestricted                    Incorporated

                                 MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                               Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                               --------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable . . . . . . . .  $           -   $           -   $       1,144   $       4,800   $           -   $       5,944
Current installments of long-
term obligations. . . . . . .              -             146             415           4,473               -           5,034
Accounts and dividend payable          9,181           7,011          32,904          13,040               -          62,136
Accrued expenses. . . . . . .         25,296           7,321          31,480           1,962               -          66,059
Income taxes. . . . . . . . .          1,224             476           5,338            (427)              -           6,611
                               --------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .         35,701          14,954          71,281          23,848               -         145,784

Long-term obligations . . . .        300,238             524             389           8,952               -         310,103
Accrued postretirement. . . .         15,674               -           4,875               -               -          20,549
Deferred income taxes . . . .             (2)              -           4,799             825               -           5,622
Other long-term liabilities .          3,321              33             972              41               -           4,367
Minority interest . . . . . .              -               -               -           2,873               -           2,873

Shareholders' equity:
Common stock. . . . . . . . .         46,813             (50)          3,747               3          (3,700)         46,813
Additional paid-in capital. .         24,999         207,561         106,939          10,260        (324,760)         24,999
Retained earnings . . . . . .        260,324         139,671         121,908         (28,754)       (232,825)        260,324
Cumulative comprehensive
income equity adjustments . .         (4,568)         10,673          (1,274)         (3,639)         (5,760)         (4,568)
Less, cost of common shares
in treasury . . . . . . . . .       (114,745)              -               -               -               -        (114,745)
                               --------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .        212,823         357,855         231,320         (22,130)       (567,045)        212,823

                               --------------  --------------  --------------  --------------  --------------  --------------
                               $     567,755   $     373,366   $     313,636   $      14,409   $    (567,045)  $     702,121
                               ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)


                                                                                                            MacDermid
                                                                           Unrestricted                    Incorporated

                            MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                          Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                          --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . .  $      65,938   $     122,722   $     277,791   $      61,682   $     (12,174)  $     515,959
Cost of sales. . . . . .         42,512          56,137         151,551          56,149         (12,174)        294,175
                          --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . .         23,426          66,585         126,240           5,533               -         221,784

Operating expenses:
Selling, technical and
administrative . . . . .         36,423          28,414          76,400           5,012               -         146,249
Amortization . . . . . .              -           1,595             795              26               -           2,416
                          --------------  --------------  --------------  --------------  --------------  --------------
                                 36,423          30,009          77,195           5,038               -         148,665
                          --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss).        (12,997)         36,576          49,045             495               -          73,119

Equity in earnings of
subsidiaries . . . . . .        (57,357)        (32,391)            785               -          88,963               -
Interest income. . . . .           (105)           (133)           (388)            (27)              -            (653)
Interest expense . . . .         24,124          (3,356)          1,324           1,877               -          23,969
Other expense (income),
net. . . . . . . . . . .         (3,029)           (380)            237            (148)              -          (3,320)
                          --------------  --------------  --------------  --------------  --------------  --------------
                                (36,367)        (36,260)          1,958           1,702          88,963          19,996
                          --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes,
minority interest and
cumulative effect of
accounting change. . . .         23,370          72,836          47,087          (1,207)        (88,963)         53,123
Income taxes benefit
(expense). . . . . . . .         12,753         (15,479)        (14,696)            422               -         (17,000)
Minority interest. . . .              -               -               -               -               -               -
                          --------------  --------------  --------------  --------------  --------------  --------------
Earnings (loss) before
cumulative effect of
accounting change. . . .         36,123          57,357          32,391            (785)        (88,963)         36,123
Cumulative effect of
accounting change. . . .          1,014               -               -               -               -           1,014
                          --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . .  $      37,137   $      57,357   $      32,391   $        (785)  $     (88,963)  $      37,137
                          ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)


                                                                                                            MacDermid
                                                                           Unrestricted                    Incorporated
                            MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                          Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                          --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . .  $      20,867   $      38,178   $      93,236   $      19,110   $      (3,601)  $     167,790
Cost of sales. . . . . .         13,876          18,270          50,220          17,406          (3,601)         96,171
                          --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . .          6,991          19,908          43,016           1,704               -          71,619

Operating expenses:
Selling, technical and
administrative . . . . .         11,491           9,019          25,836           1,427               -          47,773
Amortization . . . . . .              -             529             256               9               -             794
                          --------------  --------------  --------------  --------------  --------------  --------------
                                 11,491           9,548          26,092           1,436               -          48,567
                          --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss).         (4,500)         10,360          16,924             268               -          23,052

Equity in earnings of
subsidiaries . . . . . .        (19,058)        (11,747)           (110)              -          30,915               -
Interest income. . . . .            (25)            (27)            (68)             (8)              -            (128)
Interest expense . . . .          7,938          (1,112)            339             570               -           7,735
Other expense (income),
net. . . . . . . . . . .         (2,766)           (102)             35               3               -          (2,830)
                          --------------  --------------  --------------  --------------  --------------  --------------
                                (13,911)        (12,988)            196             565          30,915           4,777
                          --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes,
minority interest and
cumulative effect of
accounting change. . . .          9,411          23,348          16,728            (297)        (30,915)         18,275
Income taxes benefit
(expense). . . . . . . .          3,016          (4,290)         (4,981)            407               -          (5,848)
Minority interest. . . .              -               -               -               -               -               -
                          --------------  --------------  --------------  --------------  --------------  --------------
Earnings (loss) before
cumulative effect of
accounting change. . . .         12,427          19,058          11,747             110         (30,915)         12,427
Cumulative effect of
accounting change. . . .          1,014               -               -               -               -           1,014
                          --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . .  $      13,441   $      19,058   $      11,747   $         110   $     (30,915)  $      13,441
                          ==============  ============== ===============  ==============  ==============  ==============


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)


                                                                                                              MacDermid
                                                                              Unrestricted                   Incorporated
                               MacDermid       Guarantor      Nonguarantor    Nonguarantor                       And
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations   Subsidiaries
                             --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) operating
activities: . . . . . . . .  $     (19,806)  $      33,233   $      48,582   $        (396)  $           -  $      61,613

Investing activities:
Capital expenditures. . . .         (3,487)           (728)         (2,443)           (521)              -         (7,179)
Proceeds from disposition
of fixed assets . . . . . .          1,590               -              98               -               -          1,688
                             --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) investing
activities. . . . . . . . .         (1,897)           (728)         (2,345)           (521)              -         (5,491)
                             --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Short-term borrowings
(repayments), net . . . . .         33,919         (25,528)        (15,242)          2,116               -         (4,735)
Long-term borrowings. . . .              -               -               -           3,570               -          3,570
Long-term repayments. . . .              -               -            (383)         (4,984)              -         (5,367)
Stock options exercised . .            812               -               -               -               -            812
Purchase of treasury shares        (51,753)              -               -               -               -        (51,753)
Dividends paid. . . . . . .         33,374          (7,638)        (27,936)              -               -         (2,200)
                             --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) financing
activities. . . . . . . . .         16,352         (33,166)        (43,561)            702               -        (59,673)
                             --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . .              -               -           1,630               7               -          1,637
                             --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
cash and cash equivalents .         (5,351)           (661)          4,306            (208)              -         (1,914)

Cash and cash equivalents
at beginning of period. . .         14,153           2,314          15,214             338               -         32,019

Cash and cash equivalents
                             --------------  --------------  --------------  --------------  -------------  --------------
at end of period. . . . . .  $       8,802   $       1,653   $      19,520   $         130   $           -  $      30,105
                             ==============  ==============  ==============  ==============  =============  ==============


CONSOLIDATED CONDENSED BALANCE SHEET
DECEMBER 31, 2002
(unaudited)


                                                                                                                     MacDermid
                                                                                    Unrestricted                   Incorporated
                                      MacDermid      Guarantor      Nonguarantor    Nonguarantor                        And
                                    Incorporated   Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                    -------------  --------------  --------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents. . . . .  $      14,153  $       2,314   $      15,214   $         338   $           -   $      32,019
Accounts receivables, net. . . . .         10,561         21,322          98,228          12,695               -         142,806
Due (to) from affiliates . . . . .        132,264        (69,017)        (36,066)        (27,181)              -               -
Inventories. . . . . . . . . . . .          9,002         26,269          42,497           7,970               -          85,738
Prepaid expenses . . . . . . . . .            488          1,323           3,646               -               -           5,457
Deferred income taxes. . . . . . .         17,059              -           4,587             952               -          22,598
                                    -------------  --------------  --------------  --------------  --------------  -------------
Total current assets . . . . . . .        183,527        (17,789)        128,106          (5,226)              -         288,618

Property, plant and equipment, net         15,100         42,779          55,129          19,573               -         132,581
Goodwill . . . . . . . . . . . . .         21,680         68,574         103,946               -               -         194,200
Intangibles, net . . . . . . . . .              -          6,686          25,049              90               -          31,825
Investments in subsidiaries. . . .        314,126        225,676         (21,318)              -        (518,484)              -
Other assets . . . . . . . . . . .         39,485         10,130           8,722           2,332               -          60,669
                                    -------------  --------------  --------------  --------------  --------------  -------------
                                    $     573,918  $     336,056   $     299,634   $      16,769   $    (518,484)  $     707,893
                                    =============  ==============  ==============  ==============  ==============  =============


CONSOLIDATED CONDENSED BALANCE SHEET (continued)
DECEMBER 31, 2002
(unaudited)



                                                                                                                 MacDermid
                                                                                Unrestricted                    Incorporated
                                 MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                               Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                               --------------  --------------  --------------  --------------  --------------  --------------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable . . . . . . . .  $           -   $           -   $       1,792   $       3,332   $           -   $       5,124
Current installments of long-
term obligations. . . . . . .              -             146             391           5,693               -           6,230
Accounts and dividend payable         11,854           7,975          30,347          14,289               -          64,465
Accrued expenses. . . . . . .         30,151          10,250          24,591           2,824               -          67,816
Income taxes. . . . . . . . .         (4,763)          2,804           6,201            (515)              -           3,727
                               --------------  --------------  --------------  --------------  --------------  --------------
Total current liabilities . .         37,242          21,175          63,322          25,623               -         147,362

Long-term obligations . . . .        300,157             705             719           8,657               -         310,238
Accrued postretirement. . . .         15,462               -           4,226               -               -          19,688
Deferred income taxes . . . .              -               -           4,719             816               -           5,535
Other long-term liabilities .          3,319              50             972             118               -           4,459
Minority interest . . . . . .              -               -               -           2,873               -           2,873

Shareholders' equity:
Common stock. . . . . . . . .         46,640             (50)          3,760               3          (3,713)         46,640
Additional paid-in capital. .         21,261         207,741         109,614          10,260        (327,615)         21,261
Retained earnings . . . . . .        225,387         115,397         115,205         (29,917)       (200,685)        225,387
Cumulative comprehensive
Income equity adjustments . .        (15,786)         (8,962)         (2,903)         (1,664)         13,529         (15,786)
Less, cost of common shares
in treasury . . . . . . . . .        (59,764)              -               -               -               -         (59,764)
                               --------------  --------------  --------------  --------------  --------------  --------------
Total shareholders' equity. .        217,738         314,126         225,676         (21,318)       (518,484)        217,738

                               --------------  --------------  --------------  --------------  --------------  --------------
                               $     573,918   $     336,056   $     299,634   $      16,769   $    (518,484)  $     707,893
                               ==============  ==============  ==============  ==============  ==============  ==============

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)


                                                                                                              MacDermid
                                                                             Unrestricted                    Incorporated
                              MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                            Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      73,125   $     137,624   $     252,662   $      60,549   $     (12,136)  $     511,824
Cost of sales. . . . . . .         45,958          68,512         140,083          53,052         (12,136)        295,469
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .         27,167          69,112         112,579           7,497               -         216,355

Operating expenses:
Selling, technical and
administrative . . . . . .         40,042          30,854          69,553           4,659               -         145,108
Amortization . . . . . . .          2,595           1,232             848              21               -           4,696
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   42,637          32,086          70,401           4,680               -         149,804
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .        (15,470)         37,026          42,178           2,817               -          66,551

Equity in earnings of
subsidiaries . . . . . . .        (45,659)        (26,783)            162               -          72,280               -
Interest income. . . . . .            (55)            (70)           (325)            (22)              -            (472)
Interest expense . . . . .         14,316           6,223           4,268           1,991               -          26,798
Other expense (income),
net. . . . . . . . . . . .          2,173             (45)           (405)            (34)              -           1,689
                            --------------  --------------  --------------  --------------  --------------  --------------
                                  (29,225)        (20,675)          3,700           1,935          72,280          28,015
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .         13,755          57,701          38,478             882         (72,280)         38,536
Income taxes benefit
(expense). . . . . . . . .         11,915         (12,042)        (11,695)           (509)              -         (12,331)
Minority interest. . . . .              -               -               -            (535)              -            (535)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $      25,670   $      45,659   $      26,783   $        (162)  $     (72,280)  $      25,670
                            ==============  ==============  ==============  ==============  ==============  ==============





CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)


                                                                                                              MacDermid
                                                                             Unrestricted                    Incorporated
                              MacDermid       Guarantor      Nonguarantor    Nonguarantor                        And
                            Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                            --------------  --------------  --------------  --------------  --------------  --------------
Net sales. . . . . . . . .  $      22,913   $      43,782   $      87,158   $      17,711   $      (3,418)  $     168,146
Cost of sales. . . . . . .         14,736          21,028          49,023          15,813          (3,418)         97,182
                            --------------  --------------  --------------  --------------  --------------  --------------
Gross profit . . . . . . .          8,177          22,754          38,135           1,898               -          70,964

Operating expenses:
Selling, technical and
administrative . . . . . .         12,856           9,928          22,594           1,345               -          46,723
Amortization . . . . . . .            865             411             275               7               -           1,558
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   13,721          10,339          22,869           1,352               -          48,281
                            --------------  --------------  --------------  --------------  --------------  --------------
Operating profit (loss). .         (5,544)         12,415          15,266             546               -          22,683

Equity in earnings of
subsidiaries . . . . . . .        (17,194)        (10,233)            195               -          27,232               -
Interest income. . . . . .            (15)            (18)           (155)             (8)              -            (196)
Interest expense . . . . .          5,925             977           1,280             673               -           8,855
Other expense (income),
net. . . . . . . . . . . .          1,385             115            (312)            (52)              -           1,136
                            --------------  --------------  --------------  --------------  --------------  --------------
                                   (9,899)         (9,159)          1,008             613          27,232           9,795
                            --------------  --------------  --------------  --------------  --------------  --------------

Earnings before taxes and
minority interest. . . . .          4,355          21,574          14,258             (67)        (27,232)         12,888
Income taxes benefit
(expense). . . . . . . . .          4,310          (4,380)         (4,025)            (28)              -          (4,123)
Minority interest. . . . .              -               -               -            (100)              -            (100)
                            --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss). . . .  $       8,665   $      17,194   $      10,233   $        (195)  $     (27,232)  $       8,665
                            ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)


                                                                                                               MacDermid
                                                                               Unrestricted                   Incorporated
                                MacDermid       Guarantor      Nonguarantor    Nonguarantor                       And
                              Incorporated    Subsidiaries    Subsidiaries    Subsidiaries    Eliminations   Subsidiaries
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) operating
activities:. . . . . . . . .  $       1,344   $      27,317   $      45,022   $       5,206   $           -  $      78,889

Investing activities:
Capital expenditures . . . .           (898)         (1,038)         (1,554)         (1,097)              -         (4,587)
Proceeds from disposition
of fixed assets. . . . . . .              -           1,999             155             156               -          2,310
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) investing
activities . . . . . . . . .           (898)            961          (1,399)           (941)              -         (2,277)
                              --------------  --------------  --------------  --------------  -------------  --------------

Financing activities:
Short-term (repayments)
borrowings, net. . . . . . .         (9,029)        (17,010)         18,517          (4,661)              -        (12,183)
Long-term borrowings . . . .         79,500               -               -           2,951               -         82,451
Long-term repayments . . . .        (88,500)              -         (48,379)         (2,698)              -       (139,577)
Purchase of treasury shares.           (443)              -               -               -               -           (443)
Dividends paid . . . . . . .         20,690         (11,855)        (10,770)              -               -         (1,935)
                              --------------  --------------  --------------  --------------  -------------  --------------
Net cash flows provided
by (used in) financing
activities . . . . . . . . .          2,218         (28,865)        (40,632)         (4,408)              -        (71,687)
                              --------------  --------------  --------------  --------------  -------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents. . . . . . . . .              -               -             253              71               -            324
                              --------------  --------------  --------------  --------------  -------------  --------------

Net (decrease) increase in
cash and cash equivalents. .          2,664            (587)          3,244             (72)              -          5,249

Cash and cash equivalents
at beginning of period . . .          4,419           1,881          10,261             506               -         17,067
                              --------------  --------------  --------------  --------------  -------------  --------------
Cash and cash equivalents
at end of period . . . . . .  $       7,083   $       1,294   $      13,505   $         434   $           -  $      22,316
                              ==============  ==============  ==============  ==============  =============  ==============


ITEM 2:
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
The following discussion compares the results of operations for the three month period which ended September 30, 2003 to the same period in 2002.
SALES, COSTS AND EXPENSES
Advanced Surface Finishing: Net sales for the current quarter were $84.5 million, an increase of $4.0 million, or 5% from $80.5 million in the same period last year. This includes a positive foreign currency translation effect of $4.0 million. Excluding this effect total sales would have been flat to the same period last year. Proprietary sales, excluding the effects of foreign currency translation, were 1% lower than the same period last year. Proprietary sales were weak largely due to lower consumer spending in the electronics industries as well as for industrial applications.
Costs of sales, as a percentage of sales were less than the same period last year. Gross profit percentage was 50.8% as compared to 48.8% for the same period last year as manufacturing plant overhead reduction actions have been instituted.
Selling, technical and administrative expenses ("ST&A") were $29.7 million this quarter, an increase of 6% as compared to $28.0 million for the same period last year. The increase in ST&A was largely attributable to a $1.4 million unfavorable foreign currency translation effect, otherwise ST&A would have increased 1%. ST&A as a percentage of sales for the current quarter was 35.1% as compared to 34.9% in the same period last year. Total amortization expense was $0.7 million for the quarter, which was $0.7 million less than the same period last year.
As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) for the three months ended September 30, 2003 increased 28% to $12.6 million from $9.8 million in the same period last year. Printing Solutions: Net sales for the current quarter were $64.2 million, a decrease of $5.7 million, or 8% from $69.9 million in the same period last year. This includes a $2.4 million positive foreign currency translation effect. Excluding this effect total sales would have shown a 12% decrease. Sales to commercial advertising customers have been depressed as activity in these industries are soft.
Costs of sales, as a percentage of sales were similar to the same period last year. Gross profit percentage was 42.1% as compared to 42.6% for the same period last year.
ST&A expenses were $16.7 million this quarter, a 4% decrease as compared to $17.3 million for the same period last year. The decrease in costs was offset by a $0.6 million unfavorable foreign currency translation effect, otherwise ST&A would have decreased 7%. ST&A as a percentage of sales for the current quarter was 26.0% as compared to 24.8% in the same period last year. Total amortization expense was $0.1 million for the current and prior year quarters. As a result of the factors discussed above, printing solutions operating profit (after amortization) for the three months ended September 30, 2003 decreased 17% to $10.2 million from $12.3 million in the same period last year.
Electronics Manufacturing: Net sales for the current quarter were $19.1 million, an increase of $1.4 million, or 8% from $17.7 million in the same period last year. This includes a positive effect of foreign currency translation of $2.4 million, otherwise total sales would have shown a 6% decrease.
Costs of sales, as a percentage of sales increased and as a result gross profit percentage decreased to 8.9% as compared to 10.7% for the same period last year. The major factor was lower production volumes.
ST&A expenses were 6% higher as compared to the same period last year, the result of a $0.2 million unfavorable foreign currency translation effect. ST&A as a percentage of sales for the current quarter was 7.5% as compared to 7.6% in the same period last year.
As a result of the factors discussed above, the electronics manufacturing operating profit (after amortization) for the three months ended September 30, 2003 decreased 51% to $0.3 million from $0.5 million in the same period last year.
Consolidated: Net sales for the current quarter of $167.8 million were similar to $168.1 million in the same period last year. This includes a $8.8 million positive effect from foreign currency translation which resulted in higher reported net sales. Excluding this effect, reported sales would have decreased 5% and proprietary sales, which were roughly 82% of total net sales for the current three month period, as compared to 84% for the same period in the prior year, would have decreased 6%.
Gross profits were modestly improved for the three month period ended September 30, 2003 as compared to the same period last year. Cost reduction efforts were offset by lower sales volumes. Accordingly, gross profit as a percentage of sales was 42.7% for the three month period ended September 30, 2003, as compared to 42.2% for the same period last year.
ST&A expenses were $1.1 million, or 2% higher than the same period last year. Excluding a $2.2 million unfavorable foreign currency translation effect, ST&A expenses would have been 2% lower. ST&A as a percentage of sales for the three month period was 28.5% as compared to 27.8% for the same period last year.
Total amortization expense was $0.8 million for the quarter. This was $0.8 million less than the same period last year.
Operating profit (after amortization) for the three months ended September 30, 2003 was $23.1 million, an increase of $0.4 million, or approximately 2% higher than $22.7 million for the same period last year.
PROVISION FOR INCOME TAXES
The Corporation's effective income tax rate approximates 32% for both the three month period ended September 30, 2003 and 2002. For the period ended September 30, 2003, there was a $0.7 million tax charge over and above the 32% effective income tax rate.
NET EARNINGS
Net interest expense of $7.6 million was approximately 12% less than the same period last year, as a result of lower average bank debt balances. Diluted net earnings available to common shareholders for the three month period ended September 30, 2003 of $0.43 per share includes the effect of $0.03 per share for the cumulative effect of an accounting change required under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS150"). Excluding this effect, three month diluted net earnings of $0.40 per share was 48% higher than $0.27 per share for the same period last year. The impact from foreign currency translation was favorable to reported earnings by approximately $0.02 per share for the three month period.
The following discussion compares the results of operations for the nine month period which ended September 30, 2003 to the same period in 2002.
SALES, COSTS AND EXPENSES
Advanced Surface Finishing: Net sales for the nine months ended September 30, 2003 were $252.5 million, an increase of $13.0 million, or 5% from $239.5 million in the same period last year. This includes a positive foreign currency translation effect of $17.7 million. Excluding this effect total sales would have shown a 2% decrease. Proprietary sales, excluding the effects of foreign currency translation, were 3% lower than the same period last year. Proprietary sales remain weak largely due to lower consumer spending in the electronics industries as well as for industrial applications.
Costs of sales, as a percentage of sales for the nine month period were below the same period last year. Lower costs resulted from the closure of a production facility and other related cost reduction efforts. Gross profit percentage was 51.1% as compared to 49.9% for the same period last year, in a large part, a result of the cost reductions.
Selling, technical and administrative expenses ("ST&A") were $89.7 million for the nine month period, a 3% increase as compared to $87.4 million for the same period last year. The increase is from a $5.9 million unfavorable foreign currency translation effect, otherwise ST&A would have decreased 4%. ST&A as a percentage of sales for the nine month period was 35.5% as compared to 36.5% in the same period last year. Total amortization expense was $2.0 million for the nine month period, which was $2.2 million less than the same period last year. As a result of the factors discussed above, advanced surface finishing operating profit (after amortization) for the nine months ended September 30, 2003 increased 34% to $37.4 million from $27.9 million in the same period last year. Printing Solutions: Net sales for the nine months ended September 30, 2003 were $201.7 million, a decrease of $10.1 million, or 5% from $211.8 million in the same period last year. This includes a positive foreign currency translation effect of $8.9 million. Excluding this effect total sales would have shown an 9% decrease. Sales to commercial advertising customers have been depressed as activity in these industries are soft.
Costs of sales, as a percentage of sales for the nine month period were below the same period last year, largely due to the closure of a production facility. Gross profit percentage was 43.2% as compared to 42.2% for the same period last year, due to the facility closure as well as other cost reduction efforts.
ST&A expenses were $51.5 million for the nine month period, a 3% decrease as compared to $53.0 million for the same period last year. Excluding a $2.2 million unfavorable foreign currency translation effect, ST&A expenses would have been 7% lower. ST&A as a percentage of sales for the nine month period was 25.5% as compared to 25.0% in the same period last year. Total amortization expense was $0.4 million for the nine month period, which was similar to the same period last year.
As a result of the factors discussed above, printing solutions operating profit (after amortization) for the nine months ended September 30, 2003 decreased 2% to $35.3 million from $35.8 million in the same period last year.
Electronics Manufacturing: Net sales for the nine months ended September 30, 2003 were $61.7 million, an increase of $1.2 million, or 2% from $60.5 million in the same period last year. Excluding a $10.4 million positive effect of foreign currency translation, total sales would have decreased 15%.
Costs of sales, as a percentage of sales increased and as a result gross profit percentage was 9.0% as compared to 12.4% for the same period last year. The major factor was lower production volumes.
ST&A expenses increased $0.3 million, or 8% as compared to the same period last year, the result of a $0.8 million unfavorable foreign currency translation effect. ST&A as a percentage of sales for the nine month period was 8.1% as compared to 7.7% in the same period last year.
As a result of the factors discussed above, the electronics manufacturing operating profit (after amortization) for the nine months ended September 30, 2003 decreased 82% to $0.5 million from $2.8 million in the same period last year.
Consolidated: Net sales for the nine months ended September 30, 2003 of $515.9 million increased $4.1 million or 1% from $511.8 million in the same period last year. This includes a $36.9 million positive effect from foreign currency translation which resulted in higher reported net sales. Excluding this effect, reported sales would have decreased 6% and proprietary sales, which were roughly 82% of total net sales for the current nine month period, as compared to 83% for the same period in the prior year, would have decreased 6%.
Gross profits increased 3% for the nine month period ended September 30, 2003 as compared to the same period last year. The closure of production facilities and other cost reduction efforts offset lower sales volumes. Accordingly, gross profit as a percentage of sales for the nine month period ending September 30, 2003 was 43.0% as compared to 42.3% for the same period last year.
ST&A expenses were $1.1 million, or 1% higher than the same period last year. Excluding a $9.0 million unfavorable foreign currency translation effect, ST&A expenses would have been 5% lower. ST&A as a percentage of sales for the three month period was 28.3% as compared to 28.4% in the same period last year. Total amortization expense was $2.4 million for the nine month period ended September 30, 2003. This was $2.3 million less than the same period last year.
Operating profit (after amortization) for the nine month period ended September 30, 2003 of $73.1 million was an increase of $6.5 million, or 10% over $66.6 million for the same period last year.
PROVISION FOR INCOME TAXES
The Corporation's effective income tax rate approximates 32% for both the nine month period ended September 30, 2003 and 2002. For the period ended September 30, 2003, there was a $0.7 million tax charge over and above the 32% effective income tax rate.
NET EARNINGS
Net interest expense, $23.3 million was approximately 11% less than the same period last year, attributable to lower average debt balances. Diluted net earnings available to common shareholders for the nine month period ended September 30, 2003 of $1.17 per share includes the effect of $0.03 per share for the cumulative effect of an accounting change under SFAS150. Excluding this effect, nine month diluted net earnings of $1.14 per share was 44% higher than $0.79 per share for the same period last year. The impact from foreign currency translation was favorable to reported earnings by approximately $0.06 per share for the nine month period.
Financial Condition
Operating activities during the nine months ending September 30, 2003 provided a net cash inflow of $61.6 million. This included net earnings, before the cumulative effects of accounting change, of $36.1 million, non-cash expenses for depreciation, amortization, bad debts and stock compensation of $24.9 million, and a net decrease in operating assets and liabilities of $0.6 million. A large portion of the cash generated from operations during this period was utilized to repurchase treasury shares.
Investing activities for the nine months ended September 30, 2003 utilized net cash of $5.5 million, all of which relates to net capital spending. Total capital expenditures of $7.2 million compares with total planned expenditures of approximately $13.0 million for the full year, was offset in part by proceeds of $1.7 million from the sale of fixed assets.
Financing activities for the nine months ended September 30, 2003 consisted of a net use of cash of $59.7 million primarily used for treasury shares of $51.8 million, as well as net debt repayment of $6.5 million and dividends to shareholders ($0.03 per common share beginning this quarter) of $2.2 million. The Board of Directors on August 5, 2003, voted to increase the dividend to $0.03 per share from $0.02 per share.
The Corporation's financial position remains strong. Working capital at September 30, 2003 was $146.4 million as compared to $141.3 million at December 31, 2002. The Corporation issued 9 1/8% senior subordinated notes in June 2001, with a face amount of $301.5 million, which pay interest semiannually on January 15th and July 15th and mature in 2011. The Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50 million. There has been no balance outstanding, or activity on this revolving loan facility for the periods presented. The Corporation has other uncommitted credit facilities which presently total approximately $59 million. These, together with the Corporation's cash flows from operations are adequate to fund working capital and expected capital expenditures.

There are no long-term commitments (including the short-term portion) which would have a significant impact upon results of operations, financial condition or liquidity of the Corporation, other than the obligations in the following table:



($millions) . . . . . . . . . . . .  This Year    2-4 Years   5 or More Years  Total
                                     ----------  ----------  ----------------  ------
             Long-term debt . . . .  $      4.2  $      6.7  $          302.2  $313.1
             Capital leases . . . .         0.8         1.0               0.2     2.0
             Operating leases . . .         9.4        12.9              11.1    33.4
                                     ----------  ----------  ----------------  ------
Total contractual cash commitments.  $     14.4  $     20.6  $          313.5  $348.5
                                     ==========  ==========  ================  ======

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by the Corporation will depend on various factors including the market price of its shares, its business and financial position and general economic or market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At September 30, 2003, the outstanding authorization to purchase approximately 0.8 million common shares would cost approximately $21.1 million, based on the NYSE closing price for that date. On May 7, 2003, the Corporation executed a purchase and sale agreement with Citicorp Venture Capital Ltd ("CVC"), to acquire all of their 2.2 million MacDermid, Incorporated outstanding common shares on or before November 7, 2003. The Corporation purchased from CVC, 1.35 million common shares on May 7, 2003, for $22.60 per share and 0.85 million common shares on September 22, 2003, for $25.00 per share.
The following table presents owner earnings for the nine and three month periods ended September 30, 2003 and 2002. Owner earnings is defined as cash flow from operations less net capital spending and is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Management believes that owner earnings portrays a meaningful measure of the impact of free cash flow, which is an important factor towards the growth of intrinsic shareholder value over time.




                              Nine Months Ended    September 30,    Three Months Ended   September 30,
                                           2003             2002                  2003             2002
                             -------------------  ---------------  --------------------  --------------
Cash provided by operations  $             61.6   $         78.9   $              16.6   $         28.9
Less: capital spending, net                (5.5)            (2.3)                 (2.8)               -
                             -------------------  ---------------  --------------------  --------------
Owner earnings. . . . . . .  $             56.1   $         76.6   $              13.8   $         28.9
                             ===================  ===============  ====================  ==============

CRITICAL ACCOUNTING POLICIES
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty, accordingly actual results could differ significantly from the estimates applied.
The Corporation's critical accounting policies include the following:
Revenue Recognition: The Corporation recognizes revenue, including freight charged to customers, when products are shipped and the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence that an arrangement exists and the sales price is fixed or determinable. The Corporation's shipping terms are customarily "FOB shipping point" and do not include right of inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied.
Accounts Receivable: The Corporation performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Corporation continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions for bad debts established, there is no guarantee that the Corporation will continue to experience the same credit loss rates as in the past.
Inventories: The Corporation values inventory at lower of average cost or replacement market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination, historical write-offs, customer demand, alternative product uses, usage rates and quantities of stock on hand are considered. Inventory in excess of the Corporation's estimated usage requirements is written down to its estimated net realizable value.
Goodwill and other long-lived assets: The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, on the straight-line basis. The Corporation categorizes and depreciates its assets over periods ranging from 3-5 years for computers, software, furniture, fixtures and autos, 5-20 years for machinery and equipment, and 5-30 years for building and building improvements. Leasehold improvements are amortized over the lesser of the useful life of the asset or the life of the lease. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments, which significantly extend the useful lives are capitalized. Costs and accumulated depreciation and amortization on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings. Patents and various other intangible assets are amortized on a straight-line basis over their estimated useful lives as determined by an appropriate valuation. The present periods of amortization are 15 years for patents and range between 5 and 30 years for other separately identified intangible assets. The Corporation assesses the carrying value of goodwill, intangible assets with indefinite lives and other long-lived assets in accordance with SFAS142 and SFAS144. In many instances, projected future cash flows are used in these assessments. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections.
Environmental Matters: The nature of the Corporation's operations and products exposes it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws.
In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".
Employee Benefit Plans: The Corporation sponsors a defined benefit plan and a retirement medical benefit plan for its domestic employees providing retirement benefits based upon years of service and compensation levels. The Corporation also sponsored a defined benefit plan for its United Kingdom based employees employed at its Canning subsidiary that was frozen as of April 6, 1997, when the plan was converted from a defined benefit plan to a defined contribution plan. The projected benefit obligations and pension expenses from both of these plans is dependent upon various factors such as the discount rate, actual return on plan assets and the funding of the plan. Management can neither predict the future interest rate environment, which directly impacts the selection of future discount rates, nor predict future asset returns that the pension plan will experience. Changes in these assumptions will effect current and future year pension expense and the projected benefit obligation. Management estimates that a 50 basis point drop in the discount rate for the valuation at December 31, 2003, will increase the plan's annual pension expense by approximately $1,000 and increase the plan's projected benefit obligation by approximately $4,500. However, these increases could be offset by other factors such as favorable asset experience or additional cash contributions to the plan.
NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS150") addresses financial accounting and reporting criteria for certain financial instruments with characteristics of both liabilities and equity and requires that financial instruments within its scope are classified as liabilities, or assets in some circumstances. The Corporation adopted SFAS150 effective July 1, 2003. Due to an existing purchase and sale agreement with CVC, SFAS150 had an effect on the Corporation's consolidated condensed statement of earnings and the presentation within the shareholders' equity section of the consolidated condensed balance sheet, as follows. In the periods presented herewith, there was a gain of $1.0 million as of July 1, 2003 for the cumulative effect of accounting change and a gain of $2.2 million included in other income as of September 22,2003 for the CVC transaction. These gains together with the total cash payments of $51.8 million have been recorded as the cost of treasury shares purchased under the agreement.
Statement of Financial Accounting Standards No. 149, Ammendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS149") amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. The adoption of SFAS149, effective July 1, 2003, did not have an impact on the Corporation's consolidated financial statements.
Emerging Issues Task Force Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services, or rights to use assets. Adoption of EITF 00-21, effective July 1, 2003, did not have an impact on the Corporation's consolidated financial statements.
Interpretation No. 45 ("FIN45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN45 requires disclosures about the guarantees that an entity has issued, including product warranty liabilities. The Corporation does not maintain any warranty expense or related liabilities for its core specialty chemicals business. Warranties for certain ancillary businesses are not material. The Corporation adopted FIN45 at December 31, 2002 and it did not have a material effect on its consolidated financial statements. Interpretation No. 46 ("FIN46") Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin No. 51, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have; characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN46, effective, Februaruy 1, 2003, did not have an impact on the Corporation's consolidated financial statements.
ENVIRONMENTAL and LEGAL MATTERS
Environmental Issues: The nature of the Corporation's operations, as manufacturers and distributors of specialty chemical products and systems expose it to the risk of liabilities or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes; and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.
The Corporation has been named as a potentially responsible party ("PRP") at two Superfund sites (issues at a third site were resolved in this quarter). There are many other PRPs involved at each of these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.
In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the acquisition agreement to withhold a deferred purchase price payment of approximately $1.6 million. The Corporation estimates the range of cleanup costs at its Canning sites between $2.0 million and $5.0 million. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $1.6 million, it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation has instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in favor of the Corporation, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. The Corporation expects that the remediation will take several years. The Corporation believes that remediation of the Waukegan, Illinois site is complete and is in the process of applying for a no further action letter from the state. The Corporation is also in the process of characterizing contamination at its Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.
Legal Proceedings: On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleges violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2.5 million, without interest, over six quarterly installments. In addition, the Corporation was required to pay $1.5 million to various local charitable and environmental organizations and causes. As of September 30, 2003, the Corporation has paid the full amounts for both of these arrangements. The Corporation was placed on a two-year probation which ends November 30, 2003 and will perform certain environmental audits and other environmentally related actions. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements.
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations. FORWARD-LOOKING STATEMENTS
This report and other Corporation reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting the Corporation and are subject to uncertainties and factors relating to its operations and business environment, all of which are difficult to predict and many of which are beyond its control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report. All forward-looking statements should be considered in light of these factors. The Corporation undertakes no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.


ITEM 3:
                    Quantitative and Qualitative Disclosures
                                About Market Risk
Refer to the notes to the consolidated condensed financial statements, Market Risk, Note 9.
ITEM 4:
                             Controls and Procedures
The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of September 30, 2003. Based on such evaluation, they have concluded that, as of such date, the Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.
No change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has mterially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1 : Legal Proceedings
Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 10.
ITEM 2 : Changes in Securities and Use of Proceeds
     None.
ITEM 3 : Defaults Upon Senior Securities
     None.
ITEM 4 : Submission of Matters to a Vote of Security Holders
None.
ITEM 5 : Other Information
     None.
ITEM 6(a) : Exhibits
6(a).1 The Corporation filed a Form S-3 Shelf Registration on February 27, 2003. The Form S-3 is incorporated by reference herein.
6(a).2 On March 27, 2003, the Corporation filed its Form 10-K/A to provide additional disclosure regarding non-GAAP references contained in the Message to Shareholders attached as exhibit 13 to its Form 10K. The Form 10K/A is incorporated by reference herein.
6(a).3 The Corporation signed a new Credit Agreement with Bank of America, N.A. on April 28, 2003, which was included as Exhibit 4 to the Corporation's Form 10Q filed on May 15, 2003. The Form 10Q is incorporated by reference herein.
6(a).4 Signature pages for certification under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits 31 and 32, respectively, to this filing.
ITEM 6(b) : Reports on Form 8-K
6(b).1 On May 7, 2003, the Corporation filed its Form 8-K to disclose a purchase and sale agreement had been signed with Citicorp Venture Capital Ltd ("CVC") for the Corporation to purchase all of CVC's common shares of MacDermid, Incorporated. The Form 8-K is incorporated by reference herein.
6(b).2 On September 23, 2003, the Corporation filed its Form 8-K to announce it has completed its repurchase of all of the remaining shares issued to CVC. The Form 8-K is incorporated by reference herein.
6(b).3 On September 30, 2003, the Corporation filed its Form 8-K to post the notification that trading restrictions on its stock would apply for a period of time, during the transition of MacDermid's retirement plans to a new record keeper. The Form 8-K is incorporated by reference herein.


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     MacDermid, Incorporated
     -----------------------
      (Registrant)
Date:  November 7, 2003     /s/  Daniel H. Leever
       ----------------     ---------------------
                                 Daniel H. Leever
                          Chairman, President and
                          Chief Executive Officer
Date:  November 7, 2003     /s/  Gregory M. Bolingbroke
       ----------------     ---------------------------
                                 Gregory M. Bolingbroke
                                 Senior Vice President,
                     Treasurer and Corporate Controller