Form 10-K
period 2003-12-31
MACDERMID INC
filed 2004-03-15
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004
                                    Form 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
           [FEE REQUIRED] For the fiscal year ended December 31, 2003
                                       OR
     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF
                             1934 [NO FEE REQUIRED]
                         Commission file number 1-13889
                             MACDERMID, INCORPORATED
             (Exact name of Registrant as specified in its Charter)
                                   Connecticut
                            (State of Incorporation)
              245 Freight Street, Waterbury, Connecticut 06702-0671
                    (Address of principal executive offices)
        Registrant's Telephone Number, including Area Code (203) 575-5700
                                   06-0435750
                             (IRS Employer I.D. No.)
        Securities registered pursuant to Section 12(g) of the Act:  NONE
     Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock Without Par Value                    New York Stock Exchange
9.125% Senior Subordinated Notes due 2011         New York Stock Exchange
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes (X) No ( )
Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
Yes (X) No ( )
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter (based on the closing price on such date as reported on the New York Stock Exchange) was $688,844,000.
The number of shares of Registrant's Common Stock outstanding as of March 1, 2004 was 30,284,165 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2003 Annual Report to Shareholders are incorporated herein by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The definitive proxy statement to be filed, and mailed to the Corporation's stockholders on, or before 30 days prior to the Corporation's annual meeting scheduled for April 27, 2004, is incorporated herein by reference into Part III hereof.

                                     PART I
ITEM 1:BUSINESS
Item 1(a) GENERAL DEVELOPMENT OF BUSINESS
Established in Waterbury, Connecticut, in 1922, MacDermid, Incorporated and its subsidiaries' (collectively, "the Corporation" or "MacDermid") common shares have traded on the New York Stock Exchange under the symbol MRD since 1998. Prior to that, and since 1966, its common shares were traded on the NASDAQ stock
exchange.    The Corporation develops, produces and markets a broad line of specialty chemical products that are used worldwide. These products are supplied to the metal and plastic finishing markets for automotive and other industrial applications, markets within the electronics industry to imprint electrical patterns on circuit boards, the offshore oil and gas markets as lubricants and cleaning agents for oil drilling and exploration and also to the commercial printing and packaging industries for image transfer using offset or flexographic printing applications, photopolymer plates and digital printers. For a further description of the Corporation's business, see Items 1(b), 1(c) and 1(d).
During 2001, the Corporation changed its fiscal year end from March 31, to December 31. Therefore, the results of operations for the period referred to as "transition year 2001" covers a period of nine months, from April 1, 2001 to December 31, 2001.
In January 2001, the Corporation acquired a 60% interest in Eurocir S.A. a printed circuit board manufacturer. In December 2003, the Corporation sold its interest in Eurocir S.A. back to the minority shareholders. During the period the Corporation held Eurocir S.A. it reported an electronics manufacturing segment. Those operations have been reclassified as discontinued operations in the Corporation's consolidated statement of earnings.
Item 1(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The Corporation develops, manufactures, and markets over 5,000 proprietary chemical compounds. The Corporation operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. These segments are managed separately as each segment has differences in technology and marketing strategies. Item 1(c) of this report provides information concerning the Corporation's classes of products and Item 1(d) of this report includes financial information concerning operations by business segment and by geographic region as well as on a consolidated basis. Additional information with respect to the business is shown in the Notes to Consolidated Financial Statements portion of the Corporation's 2003 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, and is incorporated by reference.
Item 1(c) NARRATIVE DESCRIPTION OF BUSINESS
(i) MacDermid develops, manufactures and markets a broad line of specialty chemicals, solutions and other products for two distinct business segments;
Advanced  Surface  Finishing  and  Printing  Solutions.
The Advanced Surface Finishing segment proprietary chemical compounds are primarily used for automotive, other industrial, electronics and offshore applications. In automotive and other industrial applications its products are used for cleaning, activating, polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces. In electronics applications its products are used to etch copper and imprint electrical patterns on circuit boards. In offshore oil and gas exploration its chemicals and fluids are used in hydraulic systems as lubricants and cleaning agents to assist in drilling and logging operations. MacDermid also offers a line of horizontal processing equipment primarily for the production of printed circuit boards and chemical machining applications used in conjunction with certain of its chemical products.
The Printing Solutions segment offers a complete line of offset and textile printing blankets and photo-polymer plates that are used by commercial printing and packaging industries. These products allow for both image transfer in flexographic applications and in offset printing applications. Its products are used to improve print quality and productivity for commercial printing. It also manufactures and markets a complete line of digital printers with color graphics and other features.
In the Americas, MacDermid markets its entire line of proprietary products by way of more than 260 sales and service personnel. In certain areas of the United States, distributors and manufacturing representatives also sell and service many of its products. The Corporation maintains chemical inventories at approximately 14 distribution points throughout the United States. Typically, these facilities are leased or rented. MacDermid owns and operates six manufacturing facilities within the United States. In Canada, Mexico and Brazil the Corporation markets certain of its products through wholly owned subsidiaries.
In Europe, the Corporation markets its proprietary products through wholly owned subsidiaries. European business is generated by way of more than 350 sales and service representatives who are employed by the Corporation's subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, and Sweden. MacDermid owns and operates manufacturing facilities in Spain, Great Britain, Italy, France and Germany. In Germany, a wholly owned subsidiary manufactures and markets equipment in conjunction with the proprietary chemical business.
In the Asia-Pacific region, the Corporation markets its proprietary products through either wholly owned subsidiaries or branch operations in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan. Asia-Pacific business is generated by way of more than 275 sales and service representatives who are employed by those local subsidiaries. In addition, sales are made in India, Indonesia, Malaysia, the Philippines, Sri Lanka, Thailand and Vietnam directly or through distributors. MacDermid owns and operates subsidiary manufacturing facilities in Taiwan, mainland China, Japan, Australia and New Zealand.
In other foreign markets some of the Corporation's proprietary chemicals are sold in certain countries of South America, Europe and Asia through distributors or are manufactured and sold through licensees.
Research in connection with proprietary products is performed principally in the United States, with additional research support activities conducted in Great Britain, Spain, France and Japan.
Chemicals, supplies and equipment manufactured by others and resold by MacDermid consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.
(ii)     The Corporation has the following three classes of principal products:
(a) chemical compounds, printing plates and blankets produced by the Corporation, most of which are the result of its own research and development and, therefore, are referred to as proprietary products;
(b) resale non-proprietary chemicals and supplies; and
(c) equipment in support of the chemical business of which approximately 15% is manufactured by the Corporation.
The following table sets forth the classes of the Corporation's products and the respective percentage of total consolidated revenue for fiscal year 2003 and the previous two fiscal periods:





Class of Products . . . . . .  Fiscal Year 2003   Fiscal Year 2002   Transition Year 2001
-----------------------------  -----------------  -----------------  ---------------------
Proprietary chemicals . . . .                94%                94%                    94%
Resale chemicals and supplies                 4%                 3%                     3%
Equipment . . . . . . . . . .                 2%                 3%                     3%


(iii) MacDermid uses in excess of 1,100 chemicals as raw materials in the manufacture of its proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal year 2003, there were no significant difficulties in obtaining raw materials essential to its business.
(iv) For the year ended December 31, 2003, more than 20% of the Corporation's proprietary sales were derived from products covered by patents owned by MacDermid or produced under patent license agreements. MacDermid owns approximately 190 non-expired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations, and has more than 20 patent applications pending in the U.S. In addition, the Corporation owns approximately 445 non-expired foreign patents. The patents owned by the Corporation are important to its business and have varying remaining lives. Although certain of these patents are increasingly more important to its business, the Corporation believes that its ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of its customers is equally, if not, more important. In addition, MacDermid has many proprietary products which are not covered by patents and which make a large contribution to its total sales. Further, the Corporation owns a number of domestic and foreign trade names and trademarks for which it considers to be of value in identifying MacDermid and its products. The Corporation neither holds nor has granted any franchises or concessions.
(v) No material portion of the Corporation's business is seasonal. The Corporation records revenue from product sales, including freight charged to customers, upon shipment to the customer if the collection of the resulting receivable is probable. The Corporation's stated shipping terms are customarily FOB shipping point and do not include customer inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied. Where circumstances arise where title has not passed, or revenue is not earned the Corporation defers revenue recognition in accordance with criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.
(vi) It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which the Corporation operates so that it may meet the rapid delivery requirements of its customers. This impacts working capital requirements by requiring a considerable investment in inventories to service its customers. Customer payment terms, which vary by country, are generally in accord with local industry practice.
(vii) No major portion of the Corporation's business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on its business.
(viii) Since products are taken from inventory stock to ship against current orders, there is essentially no backlog of orders for the Corporation's proprietary chemical products. MacDermid does not consider the absence of a backlog to be significant.
(ix) No portion of the Corporation's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.
(x) The Corporation provides a broad line of proprietary chemical compounds and supporting services. MacDermid has many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of the Corporation's knowledge no single competitor competes with all its proprietary products. The Corporation maintains extensive support, technical and testing services for its customers, and is continuously developing new products. Management believes that the Corporation's combined abilities to manufacture, sell, service and develop new products and applications, enables it to compete successfully both locally and worldwide.
(xi) MacDermid spent approximately $19,869,000 during fiscal year 2003, $19,104,000 during fiscal year 2002 and $14,922,000 for transition year 2001 on research and development activities. Substantially all research and development activities were performed by the Corporation.
(xii) For many years, MacDermid has developed proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes. For this reason, efforts to comply with Federal, State and Local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, are expected to have a positive effect upon the Corporation's competitive position. Capital expenditure for environmental control facilities and compliance has been approximately $500,000 to $1,000,000 historically. For the year ended December 31, 2003, spending of this nature continued at these levels and though difficult to predict, future spending of this nature is likely to remain in this range.
(xiii) As of December 31, 2003, MacDermid had 2,359 full time employees as compared to 3,166 full time employees as of December 31, 2002, which included 646 full time employees associated with discontinued operations.
Item 1(d) FOREIGN AND DOMESTIC OPERATIONS
The Corporation's 2003 Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K and is incorporated by reference, provides information with respect to business segment, geographic regions as well as on a consolidated basis, including operating information and the effect upon shareholders' equity of the translation of foreign currency financial statements.
ITEM 2: PROPERTIES

The following table identifies certain information with regard to the principle properties owned by the Corporation:




LOCATION . . . . . . .  PRINCIPLE USE                         APPROXIMATE SQ. FT.
----------------------  ------------------------------------  -------------------
Waterbury, Connecticut  Headquarters, marketing offices,                  114,000
                        corporate service, customer support
                        and research labs
Denver, Colorado . . .  Executive offices                                  16,000
Middletown, Delaware .  Factory, warehouse, labs and offices               85,000
Ferndale, Michigan . .  Factory, warehouse and offices                     75,000
Cedar Rapids, Iowa . .  Factory, warehouse and offices                     25,000
Morristown, Tennessee.  Factory, warehouse and offices                    250,000
Atlanta, Georgia . . .  Offices and labs                                   65,000
San Marcos, California  Factory, warehouse, labs and offices              195,000
Pasadena, Texas. . . .  Factory, warehouse and offices                     35,000
Birmingham, England. .  Warehouse, labs and offices                       110,000
Birmingham, England. .  Factory and warehouse                             120,000
Wigan, England . . . .  Factory, warehouse and offices                     65,000
Cernay, France . . . .  Factory, warehouse and offices                    235,000
Dormans, France. . . .  Factory, warehouse, labs and offices               35,000
Evreux, France . . . .  Factory and warehouse                              68,000
Steinbach, France. . .  Factory and warehouse                             150,000
Villemeux, France. . .  Factory, warehouse and offices                     50,000
Pioltello, Italy . . .  Factory, warehouse and offices                     40,000
Barcelona, Spain . . .  Factory, warehouse, labs and offices               31,000
Hong Kong, China . . .  Warehouse, labs and offices                        30,000
Panyu, China . . . . .  Factory, warehouse, labs and offices               64,000
Hsin Chu, Taiwan . . .  Factory, warehouse, labs and offices               30,000

The Corporation also owns property in Franklin Park and Waukeegan, Illinois; Adams, Massachusetts; New Hudson, Michigan; Waterbury and Vernon, Connecticut. Outside the United States, the Corporation also owns property in Droitwich, England. These properties are vacant and could be used for manufacturing should the need arise, or could be leased or sold should an opportunity arise.
In addition, MacDermid leases office, laboratory, warehouse and manufacturing facilities as needed. During the year, such facilities were leased in California, Massachusetts, Michigan, Minnesota, North Carolina, New Jersey, Rhode Island, Texas, Vermont, Washington, Canada, Mexico, Holland, Italy, France, Germany, Spain, Sweden, Australia, China, Japan, Korea, Singapore, New Zealand and several other foreign countries. All owned and leased facilities are in good condition and are of adequate size for present business volume.
ITEM 3: LEGAL PROCEEDINGS
On January 30, 1997, the Corporation was served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from its Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. The Corporation was subsequently informed that it is a subject of the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to its wastewater handling practices. In addition, two of the Corporation's former employees, who worked at the Huntington Avenue facility, pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25 thousand and $10 thousand and 2 years probation, as well as community service. In a separate matter, on July 26, 1999, the Corporation was named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at its Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleged violations of its permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act, as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.
The Corporation voluntarily resolved these matters on November 28, 2001. As a result, MacDermid, Incorporated was required to pay fines and penalties totaling $2.5 million, without interest, over six quarterly installments. In addition, the Corporation was required to pay $1.55 million to various local charitable and environmental organizations and causes. As of June 30, 2003, the Corporation had paid the full amounts for both of these arrangements. The Corporation has performed certain environmental audits and other environmentally related actions and was placed on a two-year probation, which ended November 28, 2003. The Corporation had recorded liabilities during the negotiation period and therefore its results of operations and financial position were not affected by these arrangements.
Various other legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its financial position or results of operations.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Corporation's security holders during the fourth quarter of fiscal year 2003.
          PART II
ITEM 5: MARKET FOR MACDERMID'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS Information with respect to the market for MacDermid's Common Stock, dividends paid and other related information is contained in its 2003 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.
ITEM 6: SELECTED FINANCIAL DATA
The selected financial data (Five Year Summary) is contained in MacDermid's 2003 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in MacDermid's 2003 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM 7(a): QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MacDermid is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the Corporation's exposure to foreign exchange fluctuations.
The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 60% of the Corporation's net sales and 70% of its identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, Pound Sterling, Yen, Hong Kong and New Taiwan Dollars. For the year ended December 31, 2003, there was a positive effect of foreign currency translation on earnings of approximately $0.10 per share, or 6%. The annual impact on operating cash flows historically has been insignificant.
MacDermid has been exposed to interest rate risk, primarily from its credit facility which is based upon various floating rates. The Corporation had entered into interest rate swap agreements for the purpose of reducing its exposure to possible future changes in interest rates. A remaining interest rate swap is considered speculative as there are no outstanding borrowings under the credit facility. The Corporation reduced its exposure to interest rate risk with a fixed rate bond offering during transition year 2001. See Note 15 to Consolidated Financial Statements, Financial Information for Guarantors of the Corporation's Bond Offering. Based upon the Corporation's current debt structure and expected levels of borrowing in 2004, an increase in interest rates would not result in a significant incremental interest expense. The
Corporation does not enter into derivative financial instruments for trading purposes but has certain other supply agreements for raw material inventories and has chosen not to enter into any price hedging with its suppliers. Additional information about market risk is contained in MacDermid's 2003 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
The Corporation's business operations consist principally of the manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 43% of the business is concentrated in the printing industry, used for a wide variety of applications, while 24% of the business is concentrated with manufacturers of printed circuit boards with a wide variety of end-use applications. As is usual for this business, the Corporation generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of accounts receivable balances and historical experience, are adequate.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, including the notes thereto, of the Corporation are contained in MacDermid's 2003 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9(a): CONTROLS AND PROCEDURES
The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of December 31, 2003. Based on such evaluation, they have concluded that, as of such date, the Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.
No change in the Corporation's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2003 annual meeting of shareholders. Officers of the Corporation are listed in Item 10(a), below.

In addition, the Corporation has for several years maintained a code of ethics and business conduct applicable to its board of directors, principal executive officer, principal financial officer as well as all of its other employees. The code of ethics is filed with this report as Exhibit 14.

Item 10(a) EXECUTIVE OFFICERS OF MACDERMID
The names, offices and ages (as of December 31, 2003) of the executive officers of MacDermid, each of whom has been employed in their respective offices for more than five years, except as noted, are as follows:





Daniel H. Leever . . .  age 55  Board Chairman (since 1998), Chief Executive
                                Officer (since 1990) and President (since 1989)

John L. Cordani. . . .  age 40  Corporate Secretary and General Counsel (since
                                2001 and previously from 1994 to 2000).  Between
                                May 2000 and July 2001 he was a partner at
                                Carmody and Torrance LLP

Gregory M. Bolingbroke  age 54  Senior Vice President, Finance (since 2003),
                                Treasurer (since 2000) and Corporate Controller
                                                                        (1995-2003)

Stephen Largan . . . .  age 36  Executive Vice President of Operations (since 2003)
                                Previously, since 2001 he was President of the
                                Printing Solutions division and since 1999 he was
                                Vice President of Finance.


Richard Boehner was Vice President of Corporate Development, since 2001, until his resignation in July 2003 at which time Salim Haji was named Vice President of Corporate Development until his resignation in December 2003.
ITEM 11: EXECUTIVE COMPENSATION
The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2003 annual meeting of shareholders.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2003 annual meeting of shareholders.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND FAMILY RELATIONSHIPS The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2003 annual meeting of shareholders.
ITEM 14: PRINCIPLE ACCOUNTING FEES AND SERVICES
The information called for by this item is hereby incorporated by reference from the Corporation's definitive proxy statement to be filed pursuant to regulation 14A for the 2003 annual meeting of shareholders.

                                     PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1)     Financial Statements
The consolidated financial statements and report thereon of KPMG LLP, dated February 9, 2004 are contained in MacDermid's 2003 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference.
(2)     Financial Statement Schedules
The following schedules are filed as part of this Annual Report on Form 10-K. This supplementary financial data should be read in conjunction with the consolidated financial statements and comments thereto referred to above. Schedules not included with this supplementary financial data have been omitted because they are not applicable, are immaterial or the required information is included in the consolidated financial statements or related notes to consolidated financial statements.
Schedule II - Valuation and Qualifying Accounts and Reserves is contained in MacDermid's 2003 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

(3)     Exhibits
     The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.




             EXHIBIT INDEX TO 2003 FORM 10-K ANNUAL REPORT
Exhibit No.
3.1 . . . .  Restated Certificate of Incorporation, MacDermid, Incorporated amended as of       Attached
             January 16, 1998.
3.2 . . . .  Restated By-Laws of MacDermid, Incorporated amended as of May 21, 2001.            By reference
             Exhibit 3.2 to March 31, 2001 Form 10-K annual report, is incorporated by reference herein.
4 . . . . .  Credit Agreement, amended, dated as of April 28, 2003 among MacDermid,             By reference
             Incorporated, the banks signatory thereto and Bank of America, N.A. as agent, letter of credit issuing bank and swing line lender.  Exhibit 4 to May 15, 2003
             Form 10-Q quarterly report, is incorporated by reference herein.
10.1. . . .  MacDermid, Incorporated 1992 Special Stock Purchase Plan, amended as of            By reference
             November 1, 1992.  Exhibit 10 to 1993 Form 10-K annual report, is incorporated by reference herein.
10.2. . . .  MacDermid, Incorporated 1995 Equity Incentive Plan.  Exhibit 10.2 to 1996          By reference
             Form 10-K annual report, is incorporated by reference herein.
10.3. . . .  MacDermid, Incorporated 1998 Equity Incentive Plan.  Exhibit 10.3 to 1999          By reference
             Form 10-K annual report, is incorporated by reference herein.
10.4. . . .  MacDermid, Incorporated 2001 Equity Incentive Plans.  Appendix B to                By reference
             MacDermid's March 22, 2003 Schedule 14A, is incorporated by reference herein.
10.5. . . .  Severance Agreement.  Exhibit 10.5 to December 31, 2002 Form 10-K annual           By reference
             report, is incorporated by reference herein.
10.6. . . .  Employment Agreement                                                               Attached
11. . . . .  Computation of per share earnings.  Notes to consolidated financial statements     By reference
             from MacDermid's 2003 Annual Report to Shareholders, attached to this report as Exhibit 13.
13. . . . .  MacDermid's 2003 Annual Report to Shareholders, as required by Item 8.             Attached
14. . . . .  Code of Ethics of MacDermid, Incorporated                                          Attached
21. . . . .  Subsidiaries of MacDermid, Incorporated.                                           Attached
23. . . . .  Independent Auditors' Consent.                                                     Attached
24. . . . .  Powers of Attorney.                                                                Attached
31.1. . . .  Principle Financial Officer Certification under Section 302 of the Sarbanes-Oxley  Attached
             Act of 2002
31.2. . . .  Principle Executive Officer Certification under Section 302 of the Sarbanes-Oxley  Attached
             Act of 2002
32. . . . .  Corporate Officers' Certification under Section 906 of the Sarbanes-Oxley          Attached
             Act of 2002

     (b) Reports on Form 8-K
On December 24, 2003, the Corporation filed its Form 8-K to announce it had divested of its 60% interest in Eurocir S.A., effectively ending its electronics manufacturing activities. The Form 8-K is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
                             Dated:  March 15, 2004
By     /s/ Daniel H. Leever     By     /s/ Gregory M. Bolingbroke
     Daniel H. Leever          Gregory M. Bolingbroke
     Chairman, President          Senior Vice President, Finance
     and Chief Executive Officer


Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 20, 2004 as attorney-in-fact for the following directors of the Registrant:
Robert L. Ecklin
Donald G. Ogilvie
Joseph M. Silvestri
James C. Smith
T. Quinn Spitzer, Jr.
                              /s/ Daniel H. Leever
                                Daniel H. Leever