Form 10-Q
period 2004-03-31
MACDERMID INC
filed 2004-05-07
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  March 31, 2004
                                                 --------------

[  ]   TRANSITION  REPORT  PERSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
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

Yes   X    No
    ---       ---
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes   X    No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at  May  1,  2004
     ----------------------          ------------------------------
     Common  Stock,  no  par  value                       30,297,727  shares



                             MACDERMID, INCORPORATED
                                      INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         March 31, 2004 and December 31, 2003 . . . . . . . . . . .       2-3
       Consolidated Statements of Earnings  - Three Months Ended
         March 31, 2004 and 2003. . . . . . . . . . . . . . . . . .         4
       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2004 and 2003 . . . . . . . .         5
       Notes to Consolidated Financial Statements . . . . . . . . .    6 - 19
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . .   20 - 27
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        28
Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .        29
Part II.   Other Information. . . . . . . . . . . . . . . . . . . .        30
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31



                             MACDERMID, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)


                                          March 31,     December 31,
                                              2004           2003
                                         ------------   ------------
                                          (Unaudited)
Assets
Current assets:
Cash and cash equivalents . . . . . . .  $     66,559  $      61,294
Accounts receivable, net
  of allowance for doubtful receivables
  of $11,686 and $11,908, respectively.       143,794        137,149
Inventories . . . . . . . . . . . . . .        79,367         75,775
Prepaid expenses. . . . . . . . . . . .         6,998          8,137
Deferred income taxes . . . . . . . . .        22,916         22,960
                                         ------------  -------------
    Total current assets. . . . . . . .       319,634        305,315
Property, plant and equipment, net
  of accumulated depreciation of
  $174,123 and $172,741, respectively .       110,380        113,642
Goodwill. . . . . . . . . . . . . . . .       194,200        194,200
Intangibles, net. . . . . . . . . . . .        29,634         30,061
Deferred income taxes . . . . . . . . .        32,785         31,759
Other assets, net . . . . . . . . . . .        20,653         22,258
                                         ------------  -------------
                                         $    707,286  $     697,235
                                         ============  =============

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
      (Amounts in thousands of dollars except share and per share amounts)


                                                 March 31,     December 31,
                                                    2004            2003
                                                (Unaudited)
                                               ------------  --------------
Liabilities and shareholders' equity:
Current liabilities:
Notes payable . . . . . . . . . . . . . . . .  $       686   $         940
Current installments of long-term obligations          470             558
Accounts and dividends payable. . . . . . . .       54,989          54,061
Accrued compensation. . . . . . . . . . . . .        9,388          11,860
Accrued interest. . . . . . . . . . . . . . .        5,855          12,732
Accrued expenses, other . . . . . . . . . . .       43,552          42,252
Income taxes. . . . . . . . . . . . . . . . .        6,311           3,220
                                               ------------  --------------
    Total current liabilities . . . . . . . .      121,251         125,623
Long-term obligations . . . . . . . . . . . .      301,251         301,203
Retirement benefits, less current portion . .       20,103          20,679
Deferred income taxes . . . . . . . . . . . .        7,315           6,232
Other long-term liabilities . . . . . . . . .        4,428           4,486
                                               ------------  --------------
    Total liabilities . . . . . . . . . . . .      454,348         458,223
                                               ============  ==============

Shareholders' equity:
Common stock, authorized 75,000,000
shares, issued 46,818,200 at March 31, 2004,
and 46,813,138 shares at December 31,
2003, at stated value of $1.00 per share. . .       46,818          46,813
Additional paid-in capital. . . . . . . . . .       27,492          25,884
Retained earnings . . . . . . . . . . . . . .      290,386         278,705
Accumulated other comprehensive income. . . .        2,955           2,355
Less - cost of common shares held in
treasury, 16,547,686 at March 31,2004, and
16,548,604 at December 31, 2003 . . . . . . .     (114,713)       (114,745)
                                               ------------  --------------
    Total shareholders' equity. . . . . . . .      252,938         239,012
                                               ------------  --------------
                                               $   707,286   $     697,235
                                               ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.



                             MACDERMID, INCORPORATED
                      CONSOLIDATED  STATEMENTS OF EARNINGS
      (Amounts in thousands of dollars except share and per share amounts)
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                                      2004          2003
                                             ------------------------------  ------------

Net sales . . . . . . . . . . . . . . . . .  $                     162,012   $   152,803
Cost of sales . . . . . . . . . . . . . . .                         84,486        80,261
                                             ------------------------------  ------------
    Gross profit. . . . . . . . . . . . . .                         77,526        72,542

Operating expenses:
  Selling, technical and administrative . .                         49,983        47,383
  Amortization. . . . . . . . . . . . . . .                            734           769
                                             ------------------------------  ------------
                                                                    50,717        48,152
                                             ------------------------------  ------------
    Operating profit. . . . . . . . . . . .                         26,809        24,390

Other income (expense):
  Interest income . . . . . . . . . . . . .                            228           185
  Interest expense. . . . . . . . . . . . .                         (7,819)       (7,623)
  Miscellaneous income. . . . . . . . . . .                              -           207
  Miscellaneous expense . . . . . . . . . .                           (258)            -
                                             ------------------------------  ------------
                                                                    (7,849)       (7,231)
                                             ------------------------------  ------------

Earnings from continuing operations before
  income taxes. . . . . . . . . . . . . . .                         18,960        17,159
Income taxes. . . . . . . . . . . . . . . .                         (6,067)       (5,491)
                                             ------------------------------  ------------
Earnings from continuing operations . . . .                         12,893        11,668
Discontinued operations, net of tax . . . .                              -          (102)
                                             ------------------------------  ------------
Net earnings. . . . . . . . . . . . . . . .  $                      12,893   $    11,566
                                             ==============================  ============

Basic earnings per common share:
   Continuing operations. . . . . . . . . .  $                        0.43   $      0.36
   Discontinued operations. . . . . . . . .                              -             -
                                             ------------------------------  ------------
      Net earnings per common share . . . .  $                        0.43   $      0.36
                                             ==============================  ============

Diluted earnings per common share:
   Continuing operations. . . . . . . . . .  $                        0.42   $      0.36
   Discontinued operations. . . . . . . . .                              -             -
                                             ------------------------------  ------------
     Net earnings per common share. . . . .  $                        0.42   $      0.36
                                             ==============================  ============


Cash dividends per common share . . . . . .  $                        0.04   $      0.02
                                             ==============================  ============

Weighted average common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . .                     30,266,513    32,295,541
                                             ==============================  ============
  Diluted . . . . . . . . . . . . . . . . .                     31,041,763    32,467,172
                                             ==============================  ============

See  accompanying  notes  to  consolidated  financial  statements.



                             MACDERMID, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                                   2004      2003
                                                          ------------------------------  --------
Net cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . .  $                      12,893   $11,566
Adjustments to reconcile net income to net  income from
continuing operations:
Loss from discontinued operations, net of taxes. . . . .                              -       102
                                                          ------------------------------  --------
Income from continuing operations. . . . . . . . . . . .                         12,893    11,668
                                                          ------------------------------  --------
Adjustments to reconcile earnings from continuing
operations to net cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . .                          4,125     3,941
   Amortization. . . . . . . . . . . . . . . . . . . . .                            734       769
   Provision for bad debts . . . . . . . . . . . . . . .                            599     1,720
   Deferred income taxes . . . . . . . . . . . . . . . .                           (149)        -
   Stock compensation expense. . . . . . . . . . . . . .                          1,560     1,031
Changes in assets and liabilities:
   (Increase) decrease in receivables. . . . . . . . . .                         (7,543)    1,786
   (Increase) decrease in inventories. . . . . . . . . .                         (3,758)    1,548
   Decrease in prepaid expenses. . . . . . . . . . . . .                          1,133     1,068
   Increase (decrease) in accounts payable . . . . . . .                          1,217      (748)
   Decrease in accrued expenses. . . . . . . . . . . . .                         (8,273)   (7,950)
   Increase in income tax liabilities. . . . . . . . . .                          3,084       583
   Other . . . . . . . . . . . . . . . . . . . . . . . .                          1,567     1,752
                                                          ------------------------------  --------
Cash provided by continuing operations . . . . . . . . .                          7,189    17,168
Cash provided by discontinued operations . . . . . . . .                              -     2,229
                                                          ------------------------------  --------
   Net cash flows provided by operating activities . . .                          7,189    19,397
                                                          ------------------------------  --------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . .                         (1,301)     (979)
  Proceeds from disposition of fixed assets. . . . . . .                            519         -
                                                          ------------------------------  --------
  Net cash flows used in investing activities. . . . . .                           (782)     (979)
                                                          ------------------------------  --------

Cash flows from financing activities:
  Net repayments of short-term borrowings. . . . . . . .                           (201)   (2,237)
  Repayments of long-term borrowings . . . . . . . . . .                           (121)   (1,333)
  Issuance from treasury shares. . . . . . . . . . . . .                             31        50
  Proceeds from exercise of stock options. . . . . . . .                             54         -
  Dividends paid . . . . . . . . . . . . . . . . . . . .                         (1,212)     (646)
                                                          ------------------------------  --------
  Net cash flows used in financing activities. . . . . .                         (1,449)   (4,166)
                                                          ------------------------------  --------
Effect of exchange rate changes on
  cash and cash equivalents. . . . . . . . . . . . . . .                            307       363
                                                          ------------------------------  --------
Net increase in cash and cash equivalents. . . . . . . .                          5,265    14,615
Cash and cash equivalents at beginning of period . . . .                         61,294    32,019
                                                          ------------------------------  --------
Cash and cash equivalents at end of period . . . . . . .  $                      66,559   $46,634
                                                          ==============================  ========

Cash paid for interest . . . . . . . . . . . . . . . . .  $                      14,320   $14,812
                                                          ==============================  ========
Cash paid for income taxes . . . . . . . . . . . . . . .  $                       2,720   $ 2,109
                                                          ==============================  ========

See  accompanying  notes  to  consolidated  financial  statements.

                             MACDERMID, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except share and per share amounts)
Note  1.     Summary  of  Significant  Accounting  Policies
The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated ("the Corporation") and its subsidiary companies as of March 31, 2004, and the results of operations and cash flows for the three month periods ended March 31, 2004, and 2003. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2003.

Note  2.     Earnings  Per  Common  Share
Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 544,450 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of March 31, 2004.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:

                                              Three Months Ended March 31,
                                                          2004        2003
                                  ----------------------------  ----------
Basic common shares. . . . . . .                    30,266,513  32,295,541
Dilutive effect of stock options                       775,250     171,631
                                  ----------------------------  ----------
Diluted common shares. . . . . .                    31,041,763  32,467,172
                                  ============================ ===========

Note  3.     Stock-Based  Plans
Effective April 1, 2001, the Corporation adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three month periods ended March 31, 2004, and 2003, there was $1,489 and $972, respectively, charged to expense related to stock options. Previously, and since April 1, 1996, the Corporation had adopted the disclosure requirements of SFAS 123 and continued to account for its stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Had the Corporation used the fair value expense recognition method of accounting for all stock options granted under its plans between April 1, 1996, and April 1, 2001, net earnings and net earnings per common share for the three month periods ended March 31, 2004, and 2003, would have been reduced to the following pro forma amounts:



                                                Three Months Ended March 31,
                                                             2004      2003
                                    ------------------------------  --------
Net earnings available for
common shareholders as
reported . . . . . . . . . . . . .  $                      12,893   $11,566
Add: stock based employee
compensation expense included
in reported net income, net of
related tax effects. . . . . . . .                          1,061       701
Deduct: total stock based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects                         (1,139)     (861)
                                    ------------------------------  --------
Pro forma net earnings . . . . . .  $                      12,815   $11,406
                                    =============================  =========

Net earnings per common share:
  Basic
    As reported. . . . . . . . . .  $                        0.43   $  0.36
    Pro forma. . . . . . . . . . .  $                        0.42   $  0.35
  Diluted
    As reported. . . . . . . . . .  $                        0.42   $  0.36
    Pro forma. . . . . . . . . . .  $                        0.41   $  0.35

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

Goodwill carrying amounts for both the periods ended March 31, 2004, and December 31, 2003, totaled $194,200 and, by segment, were: Advanced Surface Finishing, $122,070, and Printing Solutions, $72,130.

Acquired  intangible  assets  are  summarized  as  follows:



                             March 31, 2004                             December 31, 2003
            ---------------------------------------------  ---------------------------------------
            Gross Carrying         Accumulated      Net     Gross Carrying   Accumulated      Net
                Amount             Amortization    Amount        Amount      Amortization    Amount
            ---------------------------------------------  ----------------------------------------
Patents. .  $        17,566  $           (7,174)  $10,392  $        17,566  $      (6,851)  $10,715
Trademarks           20,130              (1,998)   18,132           20,133         (1,951)   18,182
Others . .            2,645              (1,535)    1,110            2,628         (1,464)    1,164
            ---------------  -------------------  -------  ---------------  --------------  -------
   Total .  $        40,341  $          (10,707)  $29,634  $        40,327  $     (10,266)  $30,061
            ===============  ===================  =======  ===============  ==============  =======

Included in the table above, is the net carrying amount of $16,233 at March 31, 2004, and December 31, 2003, for trademarks which are not being amortized due to the indefinite life associated with these assets.

Note 5. Comprehensive Income and Accumulated Other Comprehensive Income The components of comprehensive income for the three month periods ended March 31, 2004 and 2003 are as follows:




                                                     Three Months Ended March 31,
                                                                 2004     2003
                                           -----------------------------  -------
Net earnings. . . . . . . . . . . . . . .  $                      12,893  $11,566
Other comprehensive income:
  Foreign currency translation adjustment                            600    2,845
                                           -----------------------------  -------
Comprehensive income. . . . . . . . . . .  $                      13,493  $14,411
                                           =============================  =======

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

Net sales for all of the Corporation's products fall into one of these two business segments. The business segment results of operations include certain operating costs, which are allocated based on the relative burden each segment bears on those costs. Operating income amounts are reviewed before amortization of intangible assets and non-recurring charges. The business segment identifiable assets which follow are reconciled to total consolidated assets including unallocated corporate assets which consist primarily of deferred tax assets, deferred bond financing fees and certain other long term assets not directly associated with the support of the individual segments.




                                                 Three Months Ended March 31,
                                                             2004       2003
                                    ------------------------------  ---------
Results of operations by segment:
Net sales:
   Advanced Surface Finishing. . .  $                      93,488   $ 84,970
   Printing Solutions. . . . . . .                         68,524     67,833
                                    ------------------------------  ---------
     Consolidated net sales. . . .  $                     162,012   $152,803
                                    ------------------------------  ---------

Operating profit (loss):
   Advanced Surface Finishing. . .  $                      15,415   $ 12,900
   Printing Solutions. . . . . . .                         12,128     12,259
                                    ------------------------------  ---------
                                                           27,543     25,159
   Amortization of intangibles . .                           (734)      (769)
                                    ------------------------------  ---------
     Consolidated operating profit  $                      26,809   $ 24,390
                                    ==============================  =========





                                 March 31, 2004   December 31, 2003
                                 ---------------  ------------------
Identifiable assets by segment:
Advanced Surface Finishing. . .  $       221,992  $          234,950
Printing Solutions. . . . . . .          375,041             374,247
Corporate . . . . . . . . . . .          110,253              88,038
                                 ---------------  ------------------
   Consolidated assets. . . . .  $       707,286  $          697,235
                                 ===============  ==================

Note  7.     Acquisition  Reserves
The Corporation established acquisition reserves (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees has been completed. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of certain leased facilities and sale of owned facilities. See Contingencies and Legal Matters, Note 11, regarding environmental activity.

At March 31, 2004, reserves of $452 remained in other accrued liabilities on the consolidated balance sheet, which relates to the facilities. During the three months ended March 31, 2004, cash payments of $32 were made relating to these reserves.

Note  8.      Discontinued  Operations
On  December  9,  2003,  the  Corporation  sold its 60% interest in Eurocir S.A.
(Eurocir) to the 40% stakeholders of Eurocir. The Eurocir operations represented substantially all of the remaining electronics manufacturing segment and as such the sale was accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No.144, Accounting for the Disposal or Impairment of Long-Lived Assets ("SFAS 144"). The operating results and cash flows from operations of the electronics manufacturing segment have therefore been segregated from continuing operations on the Corporation's consolidated statements of earnings and consolidated statements of cash flows for all prior periods presented.

The following table presents the amounts segregated from the consolidated statements of earnings and reflected as discontinued operations:



                                       Three Months Ended
                                          March 31, 2003
                                      --------------------

Net Sales. . . . . . . . . . . . . .  $            20,783

Loss before income taxes . . . . . .  $              (150)
Income tax benefit . . . . . . . . .                   48
                                      --------------------
Discountinued operations, net of tax  $              (102)
                                      ====================


Note  9.     Inventories
The major components of inventory at March 31, 2004 and December 31, 2003 were as follows:


                             March 31, 2004   December 31, 2003
                            ---------------  ------------------

Finished goods . . . . . .  $        41,207  $           37,396
Raw materials and supplies           30,572              30,062
Equipment. . . . . . . . .            7,588               8,317
                            ---------------  ------------------
Inventories. . . . . . . .  $        79,367  $           75,775
                            ===============  ==================



Note  10.  Postretirement  Benefits  Plans
The following table shows the components of the net periodic pension benefit costs incurred by the Corporation:


                                                     Pension Benefits
                                                Three Months Ended March 31,
                                     ------------------------------  -------
                                                             2004     2003
                                     ------------------------------  -------
Net Periodic benefit cost:
Service Costs . . . . . . . . . . .  $                         936   $  894
Interest Costs. . . . . . . . . . .                            898      820
Expect return on plan assets. . . .                           (876)    (716)
Amortization of prior service costs                              6        6
Recognized actuarial (gain)/loss. .                             83       60
                                     ------------------------------  -------
Net periodic benefit cost . . . . .  $                       1,047   $1,064
                                     =============================  ========

The estimated net periodic benefit cost for the Corporation's other postretirement benefits was $160 for the three months ended March 31, 2004, and 2003.

The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $3,136 to it's pension plans in 2004. As of March 31, 2004, $1,000 of contributions have been made. The Corporation currently expects to contribute $2,136 to it's pension plans during the remainder of 2004.


Note  11.     Contingencies,  Environmental  and  Legal  Matters
Environmental  Issues:
The nature of the Corporation's operations, as manufacturers and distributors of specialty chemical products and systems, expose it to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.

The Corporation is named as a potentially responsible party ("PRP") at two Superfund sites. There are many other PRPs involved at these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.

In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998, acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. The Corporation estimates the range of cleanup costs at the Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $1,600 it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation has instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in favor of the Corporation, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. The Corporation expects that the remediation will take several years. The Corporation believes that remediation of the Waukegan, Illinois site is complete and is in the process of applying for a no further action letter from the state. The Corporation is also in the process of characterizing contamination at its Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

Legal  Proceedings:
From time to time there are various legal proceedings pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings.


Note  12.     Financial  Information  for  Guarantors  of the Corporation's Bond
Offering
The Corporation issued 9 1/8% Senior Subordinated Notes ("Bond Offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Corporation ("Guarantors"). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. The Corporation's foreign subsidiaries are not guarantors of the indebtedness under the Bond Offering. The following financial information is presented to give additional disclosures to the Corporation's Consolidated Financial Statements, with respect to: a) MacDermid, Incorporated (as the issuer), b) the Guarantors, c) the non-guarantor subsidiaries, d) elimination entries, and e) the Corporation on a consolidated basis for and as of the the fiscal periods ended March 31, 2004, and 2003, and December 31, 2003. The equity method has been used by the Corporation with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.


CONSOLIDATED  BALANCE  SHEETS
MARCH  31,  2004
(unaudited)



                                                                                             MacDermid
                                                                                           Incorporated
                              MacDermid      Guarantor     Nonguarantor                         and

                             Incorporated   Subsidiaries   Subsidiaries    Eliminations    Subsidiaries
                             -------------  -------------  --------------  --------------  -------------
ASSETS
Current assets:
Cash and cash equivalents .  $      40,704  $       1,603  $      24,252   $           -   $      66,559
Accounts receivables, net .         11,816         18,278        113,700               -         143,794
Due (to) from affiliates. .         56,092         27,192        (83,284)              -               -
Inventories, net. . . . . .          7,051         23,824         48,492               -          79,367
Prepaid expenses. . . . . .            910          1,522          4,566               -           6,998
Deferred income taxes . . .         17,883              -          5,033               -          22,916
                             -------------  -------------  --------------  --------------  -------------
Total current assets. . . .        134,456         72,419        112,759               -         319,634

Property, plant and
equipment, net. . . . . . .         13,483         38,332         58,565               -         110,380
Goodwill. . . . . . . . . .         21,680         68,574        103,946               -         194,200
Intangibles, net. . . . . .              -          5,505         24,129               -          29,634
Investments in subsidiaries        401,175        232,591              -        (633,766)              -
Deferred income taxes . . .         19,745              -         13,040               -          32,785
Other assets, net . . . . .          7,322          5,845          7,486               -          20,653
                             -------------  -------------  --------------  --------------  -------------
                             $     597,861  $     423,266  $     319,925   $    (633,766)  $     707,286
                             =============  =============  =============  ===============  =============


CONSOLIDATED  BALANCE  SHEET  (continued)
MARCH  31,  2004
(unaudited)



                                                                                                      MacDermid
                                                                                                     Incorporated
                                       MacDermid       Guarantor      Nonguarantor                       and
                                      Incorporated    Subsidiaries    Subsidiaries   Eliminations    Subsidiaries
                                      --------------  --------------  -------------  --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable. . . . . . . . . . . .  $           -   $           -   $         686  $           -   $         686
Current installments of long-
term obligations . . . . . . . . . .              -             146             324              -             470
Accounts and dividends payable . . .         10,373           8,148          36,468              -          54,989
Accrued expenses . . . . . . . . . .         21,245           6,790          30,760              -          58,795
Income taxes . . . . . . . . . . . .         (5,011)          6,510           4,812              -           6,311
                                      --------------  --------------  -------------  --------------  --------------
Total current liabilities. . . . . .         26,607          21,594          73,050              -         121,251

Long-term obligations. . . . . . . .        300,295             476             480              -         301,251
Retirement benefits, less
current portion. . . . . . . . . . .         14,607               -           5,496              -          20,103
Deferred income taxes. . . . . . . .              -               -           7,315              -           7,315
Other long-term liabilities. . . . .          3,414              21             993              -           4,428
                                      --------------  --------------  -------------  --------------  --------------
Total liabilities. . . . . . . . . .        344,923          22,091          87,334              -         454,348

Shareholders' equity:
Common stock . . . . . . . . . . . .         46,818             (51)          3,747         (3,696)         46,818
Additional paid-in capital . . . . .         27,492         207,561         106,939       (314,500)         27,492
Retained earnings. . . . . . . . . .        290,386         193,299         114,988       (308,287)        290,386
Accumulated other
comprehensive income . . . . . . . .          2,955             366           6,917         (7,283)          2,955
Less cost of common shares
  held in treasury . . . . . . . . .       (114,713)              -               -              -        (114,713)
                                      --------------  --------------  -------------  --------------  --------------
Total shareholders' equity . . . . .        252,938         401,175         232,591       (633,766)        252,938
                                      --------------  --------------  -------------  --------------  --------------
                                      $     597,861   $     423,266   $     319,925  $    (633,766)  $     707,286
                                      =============  ==============  ==============  ==============  ==============


CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2004
(unaudited)



                                                                                          MacDermid
                                                                                         Incorporated
                          MacDermid       Guarantor      Nonguarantor                         and

                         Incorporated    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                         --------------  --------------  --------------  --------------  --------------
Net sales . . . . . . .  $      23,480   $      39,815   $     103,204   $      (4,487)  $     162,012
Cost of sales . . . . .         15,749          16,822          56,402          (4,487)         84,486
                         --------------  --------------  --------------  --------------  --------------
Gross profit. . . . . .          7,731          22,993          46,802               -          77,526

Operating expenses:
Selling, technical and
administrative. . . . .         12,089           8,551          29,343               -          49,983
Amortization. . . . . .              -             448             286               -             734
                         --------------  --------------  --------------  --------------  --------------
                                12,089           8,999          29,629               -          50,717
                         --------------  --------------  --------------  --------------  --------------
Operating profit (loss)         (4,358)         13,994          17,173               -          26,809

Equity in earnings of
subsidiaries. . . . . .         20,543          10,635               -         (31,178)              -
Interest income . . . .             30               7             191               -             228
Interest expense. . . .         (8,017)          1,210          (1,012)              -          (7,819)
Miscellaneous income
expense), net . . . . .             35             325            (618)              -            (258)
                         --------------  --------------  --------------  --------------  --------------
                                12,591          12,177          (1,439)        (31,178)         (7,849)
                         --------------  --------------  --------------  --------------  --------------

Earnings (loss) before
taxes . . . . . . . . .          8,233          26,171          15,734         (31,178)         18,960
Income tax benefit
(expense) . . . . . . .          4,660          (5,628)         (5,099)              -          (6,067)
                         --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . .  $      12,893   $      20,543   $      10,635   $     (31,178)  $      12,893
                         =============  ==============  ==============  ===============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2004
(unaudited)



                                                                              MacDermid
                                                                             Incorporated
                              MacDermid       Guarantor      Nonguarantor        and
                             Incorporated    Subsidiaries    Subsidiaries    Subsidiaries
                             --------------  --------------  --------------  --------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . .  $     (17,141)  $      14,849   $       9,481   $       7,189

Investing activities:
Capital expenditures. . . .           (118)           (475)           (708)         (1,301)
Proceeds from disposition
of fixed assets . . . . . .              -             512               7             519
                             --------------  --------------  --------------  --------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . .           (118)             37            (701)           (782)
                             --------------  --------------  --------------  --------------

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . .         29,516         (14,804)        (14,913)           (201)
Repayments of long-term
borrowings. . . . . . . . .              -               -            (121)           (121)
Proceeds from exercise of
stock options . . . . . . .             54               -               -              54
Issuance from treasury
shares. . . . . . . . . . .             31               -               -              31
Dividends paid. . . . . . .         10,067             235         (11,514)         (1,212)
                             --------------  --------------  --------------  --------------
Net cash flows provided
by (used in) financing
activities. . . . . . . . .         39,668         (14,569)        (26,548)         (1,449)
                             --------------  --------------  --------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . .              -               -             307             307
                             --------------  --------------  --------------  --------------

Net increase (decrease) in
cash and cash equivalents .         22,409             317         (17,461)          5,265

Cash and cash equivalents
at beginning of period. . .         18,295           1,286          41,713          61,294
                             --------------  --------------  --------------  --------------

Cash and cash equivalents
at end of period. . . . . .  $      40,704   $       1,603   $      24,252   $      66,559
                             ==============  ==============  ==============  ==============



CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2003


                                                                                                   MacDermid
                                                                                                  Incorporated
                                     MacDermid      Guarantor     Nonguarantor                        and

                                    Incorporated   Subsidiaries   Subsidiaries    Eliminations    Subsidiaries
                                    -------------  -------------  --------------  --------------  -------------
Assets
Current assets:
Cash and cash equivalents. . . . .  $      18,295  $       1,286  $      41,713   $          --   $      61,294
Accounts receivables, net. . . . .         10,598         16,523        110,028              --         137,149
Due from/(to) affiliates . . . . .         89,236         12,554       (101,790)             --              --
Inventories, net . . . . . . . . .          6,417         23,343         46,015              --          75,775
Prepaid expenses . . . . . . . . .          1,188          1,925          5,024              --           8,137
Deferred income taxes. . . . . . .         17,890             --          5,070              --          22,960
                                    -------------  -------------  --------------  --------------  -------------
Total current assets . . . . . . .        143,624         55,631        106,060              --         305,315

Property, plant and equipment, net         13,962         39,386         60,294              --         113,642
Goodwill . . . . . . . . . . . . .         21,680         68,574        103,946              --         194,200
Intangibles, net . . . . . . . . .             --          5,672         24,389              --          30,061
Investments in subsidiaries. . . .        391,289        232,851             --        (624,140)             --
Deferred income taxes. . . . . . .         19,745             --         12,014              --          31,759
Other assets, net. . . . . . . . .          8,196          6,532          7,530              --          22,258
                                    -------------  -------------  --------------  --------------  -------------
                                    $     598,496  $     408,646  $     314,233   $    (624,140)  $     697,235
                                    =============  =============  ==============  ==============  =============



CONSOLIDATED  BALANCE  SHEET  (continued)
DECEMBER  31,  2003


                                                                                                       MacDermid
                                                                                                      Incorporated
                                       MacDermid       Guarantor      Nonguarantor                         and

                                      Incorporated    Subsidiaries    Subsidiaries    Eliminations    Subsidiaries
                                      --------------  --------------  --------------  --------------  --------------
Liabilities and Shareholders' Equity
Current liabilities:
Notes payable. . . . . . . . . . . .  $          --   $          --   $         940   $          --   $         940
Current installments of long-
term obligations . . . . . . . . . .             --             146             412              --             558
Accounts and dividends payable . . .          8,281           7,267          38,513              --          54,061
Accrued expenses . . . . . . . . . .         29,157           8,511          29,176              --          66,844
Income taxes . . . . . . . . . . . .          3,239             882            (901)             --           3,220
                                      --------------  --------------  --------------  --------------  --------------
Total current liabilities. . . . . .         40,677          16,806          68,140              --         125,623

Long-term obligations. . . . . . . .        300,265             524             414              --         301,203
Retirement benefits, less
current portion. . . . . . . . . . .         15,123              --           5,556              --          20,679
Deferred income taxes. . . . . . . .             --              --           6,232              --           6,232
Other long-term liabilities. . . . .          3,419              27           1,040              --           4,486
                                      --------------  --------------  --------------  --------------  --------------
   Total liabilities . . . . . . . .        359,484          17,357          81,382              --         458,223

Shareholders' equity:
Common stock . . . . . . . . . . . .         46,813             (50)          3,747          (3,697)         46,813
Additional paid-in capital . . . . .         25,884         207,561         106,939        (314,500)         25,884
Retained earnings. . . . . . . . . .        278,705         187,362         119,195        (306,557)        278,705
Accumulated other
comprehensive income . . . . . . . .          2,355          (3,584)          2,970             614           2,355
Less cost of common shares
held in treasury . . . . . . . . . .       (114,745)             --              --              --        (114,745)
                                      --------------  --------------  --------------  --------------  --------------
Total shareholders' equity . . . . .        239,012         391,289         232,851        (624,140)        239,012
                                      --------------  --------------  --------------  --------------  --------------

                                      $     598,496   $     408,646   $     314,233   $    (624,140)  $     697,235
                                      =============  ===============  ==============  ==============  ==============



CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2003
(unaudited)



                                                                                                            MacDermid
                                                                                                           Incorporated
                            MacDermid       Guarantor      Nonguarantor    Discontinued                    and

                           Incorporated    Subsidiaries    Subsidiaries     Operations      Eliminations    Subsidiaries
                           --------------  --------------  --------------  --------------  --------------  --------------
Net sales . . . . . . . .  $      23,080   $      43,463   $      90,881   $           -   $      (4,621)  $     152,803
Cost of sales . . . . . .         14,800          20,098          49,984               -          (4,621)         80,261
                           --------------  --------------  --------------  --------------  --------------  --------------
Gross profit. . . . . . .          8,280          23,365          40,897               -               -          72,542

Operating expenses:
Selling, technical and
administrative. . . . . .         12,437          10,396          24,550               -               -          47,383
Amortization. . . . . . .              -             510             259               -               -             769
                           --------------  --------------  --------------  --------------  --------------  --------------
                                  12,437          10,906          24,809               -               -          48,152
                           --------------  --------------  --------------  --------------  --------------  --------------
Operating (loss) profit .         (4,157)         12,459          16,088               -               -          24,390

Equity in earnings of
subsidiaries. . . . . . .         18,418          10,283            (102)              -         (28,599)              -
Interest income . . . . .             31              16             138               -               -             185
Interest expense. . . . .         (7,816)          1,122            (929)              -               -          (7,623)
Miscellaneous income
(expense), net. . . . . .            182              48             (23)              -               -             207
                           --------------  --------------  --------------  --------------  --------------  --------------
                                  10,815          11,469            (916)              -         (28,599)         (7,231)
                           --------------  --------------  --------------  --------------  --------------  --------------

Earnings from continuing
operations before taxes .          6,658          23,928          15,172               -         (28,599)         17,159
Income tax benefit
(expense) . . . . . . . .          4,908          (5,510)         (4,889)              -               -          (5,491)
                           --------------  --------------  --------------  --------------  --------------  --------------
Earnings from continuing
operations. . . . . . . .         11,566          18,418          10,283               -         (28,599)         11,668
Discontinued operations,
net of tax. . . . . . . .              -               -               -            (102)              -            (102)
                           --------------  --------------  --------------  --------------  --------------  --------------
Net earnings (loss) . . .  $      11,566   $      18,418   $      10,283   $        (102)  $     (28,599)  $      11,566
                           ==============  ==============  ==============  ==============  ==============  ==============


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2003
(unaudited)



                                                                                              MacDermid
                                                                                             Incorporated
                             MacDermid       Guarantor      Nonguarantor    Discontinued        and
                            Incorporated    Subsidiaries    Subsidiaries     Operations      Subsidiaries
                            --------------  --------------  --------------  --------------  --------------
Net cash flows provided
by (used in) operating
activities . . . . . . . .  $     (18,926)  $      16,653   $      19,366   $       2,304   $      19,397

Investing activities:
Capital expenditures . . .            (36)           (188)           (518)           (237)           (979)
Proceeds from disposition
of fixed assets. . . . . .              -               -               -               -               -
                            --------------  --------------  --------------  --------------  --------------
Net cash flows provided
by (used in) investing
activities . . . . . . . .            (36)           (188)           (518)           (237)           (979)
                            --------------  --------------  --------------  --------------  --------------

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings . . . . . . . .         21,692         (13,105)         (9,782)         (1,042)         (2,237)
Repayments of long-term
borrowings . . . . . . . .              -               -            (256)         (1,077)         (1,333)
Issuance from treasury
shares . . . . . . . . . .             50                                                              50
Dividends paid . . . . . .          6,968          (3,891)         (3,723)              -            (646)
                            --------------  --------------  --------------  --------------  --------------
Net cash flows provided
by (used in) financing
activities . . . . . . . .         28,710         (16,996)        (13,761)         (2,119)         (4,166)
                            --------------  --------------  --------------  --------------  --------------

Effect of exchange rate
changes on cash and cash
equivalents. . . . . . . .              -               -             351              12             363
                            --------------  --------------  --------------  --------------  --------------

Net (decrease) increase in
cash and cash equivalents.          9,748            (531)          5,438             (40)         14,615

Cash and cash equivalents
at beginning of period . .         14,153           2,314          15,268             284          32,019
                            --------------  --------------  --------------  --------------  --------------

Cash and cash equivalents
at end of period . . . . .  $      23,901   $       1,783   $      20,706   $         244   $      46,634
                            ==============  ==============  ==============  ==============  ==============


ITEM  2:
Management's  Discussion  and  Analysis  of
Financial  Condition  and  Results  of  Operations
(in  thousand  of  dollars,  except  shares  and  per  share  amounts)

CONSOLIDATED  OVERVIEW

Highlights
The Corporation consists of two business segments, Advanced Surface Finishing and Printing Solutions. The Advanced Surface Finishing (ASF) segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to imprint electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. The Printing Solutions (Printing) segment supplies a complete line of offset printing blankets, photo-polymer plates and digital printers for use in the commercial printing and packaging industries for image transfer.

Our performance for the first quarter of 2004 reflects our continued emphasis on efficiency improvements that we have been implementing throughout the organization together with our strong global presence, operating primarily in the US, Europe and Asia Pacific. Significant items affecting the 2004 first quarter results compared to the 2003 first quarter include the positive impact of foreign currency translation, higher proprietary sales in the Asia Pacific ASF segment and lower proprietary sales in our Americas Printing segment.

Proprietary sales in our ASF Asia Pacific segment are higher in the first quarter of 2004 compared to the same period in 2003 primarily as a result of an overall favorable market situation with regard to electronics in Asia, with the addition of new customers and capacity expansion at existing customers. Proprietary sales in the Americas for our Printing segment are lower in the 2004 period compared to the 2003 period primarily resulting from weak demand for printing plates used in the packaging and publication markets.

Approximately 60% of our net sales and our identifiable assets in the 2004 period are denominated in currencies other than the US dollar, predominantly the Euro, Pound Sterling, Yen, Hong Kong and New Taiwan dollars. For the first quarter of 2004, net sales and net earnings were favorably impacted by the effect of foreign currency translation resulting primarily from the Euro and Pound Sterling strengthening against the US dollar compared to the first quarter of 2003. We do not manage our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future may be affected by changes in foreign exchange rates. In addition, because of the extensive nature of our foreign business activities, financial results could be adversely affected by changes in worldwide economic conditions, changes in trade policies or tariffs, changes in interest rates, and political unrest.

Cash flow from continuing operations was $7,189 for the first quarter of 2004 compared to $17,168 for the first quarter of 2003. The decline was primarily the result of higher accounts receivable and higher inventories at March 31, 2004 compared to March 31, 2003. The increase in accounts receivable is primarily attributable to higher sales activities in late February and March of 2004. The increased inventories was primarily the result of timing issues.

Summary  of  the  results  for  the  quarter
Net sales for the first quarter of fiscal 2004 were $162,012, which was $9,209 or 6% more than net sales of $152,803 for the same period in fiscal 2003. Proprietary sales of $152,199 also increased 6% in the first quarter of fiscal 2004 compared to the first quarter in fiscal 2003, and these sales represented 94% of net sales for both periods. There was a positive effect on translated sales resulting from foreign currencies strengthening against the US dollar, primarily the Euro and Pound Sterling. Excluding the effect of foreign currency, proprietary sales and net sales would have been down by roughly 1% in the first quarter of 2004 compared to the same period in 2003. This decline is primarily due to lower proprietary sales in our Americas Printing Segment, which was partially offset by higher proprietary sales in our Asia Pacific ASF Segment, as discussed above.

Cost of sales for the first quarter of 2004 were $84,486, which was $4,225 or
5% more than the same period for 2003. This increase was the result of the effect of translation from foreign currencies. Excluding the effect of foreign currency, the gross profit percentage was 47.9% for the 2004 period compared to 47.2% for the 2003 period. This gross profit improvement was primarily attributable to cost reduction efforts throughout 2003.

Selling, technical and administrative (ST&A) expenses were up $2,600 for the first quarter of 2004 compared to the same period in 2003. This 5% increase results from the effect of translation from foreign currencies. Excluding this effect, ST&A would have been 1% lower compared to the same period in 2003 primarily attributable to cost reduction efforts throughout 2003. Somewhat offsetting these cost reductions are increased stock compensation and research and development expenses, included in ST&A. Stock compensation expense of $1,560 for the 2004 period and $1,031 for the 2003 period are primarily the result of the application of the fair value expense method of accounting under Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS 123). We believe that this method is a better reflection of the expense of the Corporation's stock options in the periods impacted by these instruments. Also included in ST&A is research and development expense of $5,357 for the three months ended March 31, 2004 compared to $4,866 for the same period last year. We expect research and development spending for all of 2004 to approximate $22,000 compared to $19,955 for the year end December 31, 2003.

Operating  profit in the first quarter of 2004 increased to $26,809, or 16.5%
as a percentage of net sales, compared to $24,390, or 16.0%, for the 2003 period. Excluding the effect of the translation from foreign currencies, the 2003 operating profit percentage would have been 15.9%. This improvement in the operating profit percentage was primarily attributable to cost reduction efforts throughout 2003.

Net earnings from continuing operations for the first quarter of 2004 were $12,893, or a diluted $0.42 per common share, as compared to $11,566, or a diluted $0.36 per common share, for the same period in 2003. The reported net earnings for the 2004 period compared to the 2003 period were favorably impacted by $0.03 per share due to the positive effect from foreign currency translation and $0.02 per share due to the lower average diluted shares as a result of the purchase of common stock in 2003.

Loss from discontinued operations, net of tax, in the first quarter of 2003 was related to the Corporation's 60% interest in Eurocir S.A., a printed circuit board manufacturer located in Europe, which we sold on December 9, 2003. The Eurocir operations represented substantially all of the remaining electronics manufacturing segment. Accordingly, the sale was accounted for as a discontinued operation. As such, presentation of our consolidated statements of earnings and cash flows has been restated to reflect continuing operations, with a separate presentation of results from discontinued operations.

Key  opportunities  and  risks
We continue to focus on improving top line sales and the generation of cash from operations in order to grow shareholder value. Top line sales growth over the longer term will be dependent on communicating our capabilities through new marketing efforts and expanding our capabilities by adding new products from internal research and development efforts, exploiting our internal knowledge base and acquisitions. Additionally, working capital initiatives continue to focus on improving accounts receivable days sales outstanding and reduction of inventory levels in order to maximize cash flows during a period of continued economic uncertainty in our primary markets.

Our products are sold in a competitive, global economy. Competitors include many large multi-national chemical firms based in Europe, Asia and the US. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products. We also manufacture and sell our products to customers in industries and countries that are experiencing periods of rapid change, most notably countries in Latin America and the Asia-Pacific region. These factors have had and in the future could have an affect demand for our products and therefore may have a significant impact on financial results.

We have invested significant resources in intellectual properties such as patents, trademarks, copyrights and trade secrets. Since we depend on these intellectual resources for our financial stability and future growth, we rely on the protection that these intellectual property rights provide. The development and successful implementation of new, competing technologies in the market place could significantly impact future financial results.

SEGMENT  SALES,  COSTS  AND  EXPENSES

Advanced  Surface  Finishing:
Net sales for the ASF segment were $93,488, up 10% in the first quarter of 2004 compared to the first quarter of 2003. Proprietary sales represented approximately 90% of total sales in both periods. Excluding the effect of foreign currency, proprietary sales and net sales would have increased by approximately 2% and 1%, respectively, in the first quarter of 2004 compared to the same period in 2003. These higher sales were primarily the result of an overall favorable market situation with regard to electronics in Asia, as discussed previously.

The net increase in sales, together with additional cost efficiencies in the 2004 period, dropped directly to operating profit. As a result, operating profit margins improved to 16.5% for the ASF segment in the 2004 period compared to 15.3% for the 2003 period, excluding the effect of foreign currency translation.

Printing  Solutions:
Net sales for the Printing segment were $68,524, up 1% or $691, in the first quarter of 2004 compared to the same quarter in 2003. Proprietary sales represented approximately 99% of total sales for both periods. Excluding the effect of foreign currency, proprietary sales and net sales would have decreased by approximately 4% in the 2004 quarter compared to the 2003 quarter. The decline is primarily the result of weak demand in the Americas for printing plates used in the packaging and publication markets.

Cost reductions almost offset the lower net sales, resulting in slightly lower operating profit margins for the Printing segment of 17.7% in the 2004 period compared to 17.8% for the 2003 period, excluding foreign currency translation effects.

NON-OPERATING  ACTIVITIES  AND  INCOME  TAXES

Other  income  and  expense
Interest expense, net of interest income, increased $153. This 2% increase results from the translation from foreign currencies.

In the first quarter of 2004, we had $258 of miscellaneous expense and for the first quarter of 2003 we had miscellaneous income of $207. The primary reason for the variance is related to foreign currency losses recognized in the 2004 period compared to currency gains in the 2003 period.

Income  taxes
The overall effective income tax rate attributable to continuing operations was 32% for the first quarter of 2004 and 2003. This effective tax rate reflects the utilization of foreign tax credits and an earnings mix from lower taxed jurisdictions.

Discontinued  operations
Loss from discontinued operations, net of tax, in the first quarter of 2003 was related to the Corporation's 60% interest in Eurocir S.A., a printed circuit board manufacturer located in Europe, which we sold on December 9, 2003, discussed above. This divestiture ended the Corporation's electronics manufacturing operations. See Note 8 in Item 1 for further discussion.

LIQUIDITY  AND  CAPITAL  RESOURCES

The table below summarizes the Corporation's cash flows for the three months ended March 31, 2004 and 2003:




                                                     Three Months Ended March 31,
                                         ----------------------------------------------------
                                                                  2004      2003   Variance
                                         ------------------------------  --------  ----------
Cash provided by (used for):
Continuing operations . . . . . . . . .  $                       7,189   $17,168   $  (9,979)
Discontinued operations . . . . . . . .                              -     2,229      (2,229)
                                         ------------------------------  --------  ----------
Total Operating Activities. . . . . . .                          7,189    19,397     (12,208)

Investing Activities. . . . . . . . . .                           (782)     (979)        197

Financing Activities. . . . . . . . . .                         (1,449)   (4,166)      2,717

Effect of exchange rate changes on cash                            307       363         (56)
                                         ------------------------------  --------  ----------
Net change in cash. . . . . . . . . . .  $                       5,265   $14,615   $  (9,350)
                                         ------------------------------  --------  ----------

Cash flow from continuing operations declined for the first quarter of 2004 compared to the 2003 quarter primarily as a result of higher accounts receivable and higher inventories at March 31, 2004, compared to March 31, 2003. The cash flow from discontinued operations in the 2003 quarter related to the sale of our interest in Eurocir S.A. in the fourth quarter of 2003, as previously noted.

Investing activities were comprised of capital expenditures and proceeds from the disposition of fixed assets. Capital expenditures increased by $322 in the first quarter of 2004 compared to the same period in 2003 primarily as a result of our plant expansion in China. Capital expenditures for the current year are expected to total approximately $15,000. During the 2004 period, we also sold certain properties in California for proceeds of approximately $500.

Financing activities were primarily comprised of repayments of borrowings and dividends paid. During the 2003 period, net debt repayments were $3,570 compared to $322 of net debt repayments in 2004. This was partially offset by $566 of higher dividend payments. On February 27, 2004 we announced that we were increasing our quarterly dividend from $0.03 to $0.04. This raises the annual dividend from $0.12 to $0.16. The increase was primarily due to our strong financial position and the continued generation of cash from operations.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of the Corporation's common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by MacDermid will depend on various factors, including the market price of the shares, the Corporation's business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in the Corporation's treasury and will be available for the Corporation to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At March 31, 2004, the outstanding authorization to purchase approximately 1 million shares would cost approximately $35,190 million.

The Corporation has the financial flexibility to deliver shareholder value described above while meeting its contractual obligations. The Corporation currently has $66,559 in cash along with $101,910 in other net current monetary assets (excludes deferred taxes and prepaid expenses). In addition to these resources the Corporation also has a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50 million. There has been no balance outstanding, or activity on this revolving loan facility for the periods presented. The Corporation has other uncommitted credit facilities which presently total approximately $59 million.

Future estimated contractual cash commitments for the years subsequent to March 31, 2004 are summarized in the following table:




                                    Next 12 Months      2-4 Years   5 or More Years  Total
                                    ---------------  ------------  ----------------  --------
Long-term debt . . . . . . . . . .  $           238  $          -  $        300,294  $300,532
Semi-annual bond interest. . . . .           27,512        82,536            96,292   206,340
Capital leases . . . . . . . . . .              360           650               179     1,189
Operating leases . . . . . . . . .            7,010        10,238             7,307    24,555
Pension funding requirements . . .            3,136        10,500             3,500    17,136
Purchase obligations and other . .            7,163             -                 -     7,163
                                    ---------------  ------------  ----------------  --------
Total contractual cash commitments  $        45,419  $    103,924  $        407,572  $556,915
                                    ===============  ============  ================  ========


The following table reflects the Corporation's ability to fund both its required obligations and its shareholder growth initiatives for fiscal 2004:



Cash and cash equivalents as March 31, 2004 . . . . . . . .  $ 66,559
Other net current monetary assets as of March 31, 2004. . .   101,910
Available borrowings under revolving loan facility. . . . .    50,000
Availability under other uncommitted credit facilities. . .    59,000
                                                             --------
    Total cash available and potentially available. . . . .   277,469
Total contractual cash commitments. . . . . . . . . . . . .    45,419
Expected capital expenditures . . . . . . . . . . . . . . .    13,699
Expected research and development spending. . . . . . . . .    16,643
Expected dividend payments. . . . . . . . . . . . . . . . .     3,636
                                                             --------
    Excess of cash available and potentially available over
       requirements . . . . . . . . . . . . . . . . . . . .  $198,072
                                                             ========


CRITICAL  ACCOUNTING  POLICIES:

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly actual results could differ significantly from the estimates applied.

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

Inventories: The Corporation values inventory at lower of average cost or market. Management regularly reviews obsolescence to determine that inventories are appropriately reserved. In making any determination, historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand are considered. Inventory in excess of the Corporation's estimated usage requirements is written down to its estimated net realizable value.

Goodwill and other long-lived assets: The Corporation records property, plant and equipment at cost. Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the respective assets, on the straight-line basis. The Corporation categorizes and depreciates its assets over periods ranging from 3-5 years for computers, software, furniture, fixtures and autos, 5-20 years for machinery and equipment, and 5-30 years for building and building improvements. Leasehold improvements are amortized over the lesser of the useful life of the asset or the life of the lease. Expenditures for maintenance and repairs are charged directly to expense; renewals and betterments which significantly extend the useful life of the asset are capitalized. Costs and accumulated depreciation and amortization on assets fully depreciated, retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings. Patents and various other intangible assets are amortized on a straight-line basis over their estimated useful lives as determined by management's evaluation. The present periods of amortization are 15 years for patents and range between 5 and 30 years for other separately identified intangible assets. The Corporation assesses the carrying value of goodwill and other long-lived assets in accordance with SFAS142 and SFAS144. In many instances, projected future cash flows are used in these assessments. Estimation factors, including but not limited to, the timing of new product introductions, market conditions and competitive environment could affect previous projections.

Environmental Matters: The nature of the Corporation's operations and products exposes it to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes;
and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure. It is the Corporation's policy to review these environmental issues in light of historical experience and to reserve for those that both a liability has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Employee Benefit Plans: The Corporation sponsors a defined benefit plan and a retirement medical benefit plan for its domestic employees providing retirement benefits based upon years of service and compensation levels. The Corporation also sponsored a defined benefit plan for its United Kingdom based employees employed at its Canning subsidiary that was frozen as of April 6, 1997, when the plan was converted from a defined benefit plan to a defined contribution plan. The projected benefit obligations and pension expenses from both of these plans is dependent upon various factors such as the discount rate, actual return on plan assets and the funding of the plan. Management can neither predict the future interest rate environment, which directly impacts the selection of future discount rates, nor predict future asset returns that the pension plan will experience. Changes in these assumptions will affect current year and future year pension expense and the projected benefit obligation. The plan discount rate assumption was changed to 6.25% in 2003 from 6.75% in 2002 and the rate of compensation increase assumption was changed to 4.5% in 2003 from 5.0% in 2002. The net effect of changing these assumptions resulted in an increase of approximately $2,950 in the projected benefit obligation and is expected to keep pension expense flat in 2004. Management estimates that a 50 basis point drop in the discount rate for the valuation at December 31, 2004, will increase the plan's projected benefit obligation by approximately $4,800 and increase the plan's pension expense by approximately $700. However, these increases could be offset by other factors such as favorable asset experience or additional cash contributions to the plan.

NEW  ACCOUNTING  STANDARDS:

The FASB finalized Staff Position No. FAS106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS106-1), in January 2004. FAS106-1 permits the deferral of application of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, to the Medicare Prescription Drug Bill. The FASB plans to address the related issues by issuing guidance in the second quarter of 2004. The Corporation has deferred application of FAS106-1 until the issuance of final guidance by the FASB.

ENVIRONMENTAL  and  LEGAL  MATTERS

Environmental  Issues:
The nature of the Corporation's operations, as manufacturers and distributors of specialty chemical products and systems expose it to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, the Corporation is subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing: discharges of pollutants into the air and water; the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. The Corporation has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. The Corporation could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, the Corporation maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at its plants to identify and categorize potential environmental exposure.

The Corporation is named as a potentially responsible party ("PRP") at two Superfund sites. There are many other PRPs involved at these sites. The Corporation has recorded its best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, the Corporation does not expect that its costs associated with these sites will be material.

In addition, some of the Corporation's facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which the Corporation is conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998 acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. The Corporation has established an environmental remediation reserve, predominantly attributable to those Canning sites that it believes will require environmental remediation. With respect to those sites, it also believes that its Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. The Corporation estimates the range of cleanup costs at the Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent the Corporation's liabilities exceed $1,600 it may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. The Corporation has instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in favor of the Corporation, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. The Corporation expects that the remediation will take several years. The Corporation believes that remediation of the Waukegan, Illinois site is complete and is in the process of applying for a no further action letter from the state. The Corporation is also in the process of characterizing contamination at its Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The Corporation does not anticipate that it will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

Legal  Proceedings:
Various legal proceedings are pending against the Corporation. The Corporation considers all such proceedings to be ordinary litigation incident to the nature of its business. Certain claims are covered by liability insurance. The Corporation believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings.

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

ITEM  3:
                    Quantitative and Qualitative Disclosures
                                About Market Risk

The Corporation is exposed to market risk in the normal course of business activity due to its operations in different foreign currencies and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Corporation has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize the Corporation's exposure to foreign exchange fluctuations.

The Corporation operates manufacturing facilities in ten countries and sells products in over twenty-five countries. Approximately 60% of the Corporation's net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, Hong Kong and New Taiwan Dollars. For the three month period ending March 31, 2004, there was a favorable foreign currency translation effect on earnings of approximately $0.03 per share, or 7%, when compared to the three months ended March 31, 2003. The annual impact on operating cash flows historically has been insignificant.

The Corporation's business operations consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 42% of the business is concentrated in the printing business, used for a wide variety of applications, while 58% of the business is concentrated to customers supplying a wide variety of chemicals to manufacturers of automotive, other industrial, electronics and offshore applications. As is usual for these businesses, the Corporation generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

The Corporation has been exposed to interest rate risk, primarily from its credit facility which is based upon various floating rates. The Corporation had entered into interest rate swap agreements for the purpose of reducing its exposure to possible future changes in interest rates. A remaining interest rate swap is considered speculative as there are no outstanding balances under the credit facility. The Corporation reduced its exposure to interest rate risk with a fixed rate bond offering during 2001. For additional information, see
Note  12,  Financial  Information  for  Guarantors  of  the  Corporation's  Bond
Offering, in Part I, Item 1. Based upon the Corporation's current debt structure and expected levels of borrowing in 2004, an increase in interest rates would not result in an incremental interest expense. The Corporation does not enter into derivative financial instruments for trading purposes but has certain other supply agreements for raw material inventories and has chosen not to enter into any price hedging with its suppliers for commodities.


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


PART  II.  OTHER  INFORMATION
ITEM  1  :  Legal  Proceedings
Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 11.
ITEM  2  :  Changes  in  Securities  and  Use  of  Proceeds
     None.
ITEM  3  :  Defaults  Upon  Senior  Securities
     None.
ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders
4(a) The annual meeting of shareholders was held on April 27, 2004, in Waterbury CT.

4(b) The following is a tabulation of the results of voting by security holders for the election of directors:





Nominees . . . . . .  Votes for   Votes withheld
--------------------  ----------  --------------
Daniel H. Leever . .  28,404,692       1,119,296
--------------------  ----------  --------------
Donald G. Ogilvie. .  28,339,065       1,184,923
--------------------  ----------  --------------
James C. Smith . . .  28,427,199       1,096,789
--------------------  ----------  --------------
Joseph M. Silvestri.  27,868,726       1,655,262
--------------------  ----------  --------------
T. Quin Spitzer, Jr.  28,251,240       1,272,748
--------------------  ----------  --------------
Robert L. Ecklin . .  28,427,465       1,096,523
--------------------  ----------  --------------


4(c) The following is a tabulation of the results of voting by security holders for the ratification of appointment of KPMG as the Corporation's independent accountants:
Votes  for:  28,762,331  Votes  against:  706,127  Abstain:  55,530

4(d) The following is a tabulation of the results of voting by security holders for the ammnedment to the MacDermid Incorporated 2001 key executive performance equity plan:
Votes  for:  22,274,959     Votes  against:  2,576,457  Abstain:  1,531,699

4(e) The following is a tabulation of the results of voting by security holders for the ammnedment to the MacDermid Incorporated 1995 equity incentive plan:
Votes  for:  23,212,405     Votes  against:  1,704,040  Abstain:  1,466,669

ITEM  5  :  Other  Information
     None.
ITEM  6(a)  :  Exhibits





31.1  Certification of Daniel H. Leever pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002
31.2  Certification of Gregory M. Bolingbroke pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002
3  2  Written Statement of Chief Executive Officer and Chief Financial
      Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

ITEM  6(b)  :  Reports  on  Form  8-K
Current Report on Form 8-K dated February 10, 2004, regarding earnings for the fiscal year ended December 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MacDermid,  Incorporated
                         ------------------------
                               (Registrant)




Date:  May  7,  2004               /s/  Daniel  H.  Leever
       -------------               -----------------------

                                        Daniel  H.  Leever
                                     Chairman,  President  and
                                     Chief  Executive  Officer






Date:  May  7,  2004            /s/  Gregory  M.  Bolingbroke
       -------------            -----------------------------

                                    Gregory  M.  Bolingbroke
                               Senior  Vice  President,  Finance