Form 10-Q
period 2004-06-30
MACDERMID INC
filed 2004-08-05
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2004
                                    ---------------

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

Yes   X  No
    ---     --------
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes   X  No
    ---     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding  at  August  1,  2004
     ------------------------------          ---------------------------------
     Common  Stock,  no  par  value                   30,297,727  shares




                             MACDERMID, INCORPORATED
                                      INDEX

Part  I:     Financial  Information
Item  1:     Financial  Statements  (Unaudited)
               Consolidated  Balance  Sheets  as  of  June  30, 2004 and
                   December 31, 2003
               Consolidated  Statements  of  Earnings for the three- and six-
                   month periods ended  June  30,  2004,  and  2003
               Consolidated  Statements  of Cash Flows for the three-and six-
                   month periods ended  June  30,  2004,  and  2003
               Notes  to  Consolidated  Financial  Statements
Item  2:     Management's  Discussion  and  Analysis  of Financial Condition
               and Results  of  Operations
Item  3:     Quantitative  and  Qualitative  Disclosures  About  Market  Risk
Item  4:     Controls  and  Procedures
Part  II:    Other  Information
Item  1:     Legal  Proceedings
Item  2:     Changes  in  Securities  and  Use  of  Proceeds
Item  3:     Defaults  Upon  Senior  Securities
Item  4:     Submission  of  Matters  to  a  Vote  of  Security  Holders
Item  5:     Other  Information
Item  6:     Exhibits  and  Reports  on  Form  8-K
             Signatures




                             MACDERMID, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)



                                                    June 30,     December 31,
                                                      2004           2003
                                                  ------------  -------------
                                                  (Unaudited)
Assets
Current assets:
Cash and cash equivalents. . . . . . . . . . . .  $     90,919  $      61,294
Accounts receivable, net of allowance
for doubtful receivables of $12,075
and $11,908, respectively. . . . . . . . . . . .       140,285        137,149
Inventories. . . . . . . . . . . . . . . . . . .        77,039         75,775
Prepaid expenses . . . . . . . . . . . . . . . .         9,290          8,137
Deferred income taxes. . . . . . . . . . . . . .        22,534         22,960
                                                  ------------  -------------
    Total current assets . . . . . . . . . . . .       340,067        305,315

Property, plant and equipment, net
of accumulated depreciation of
$173,252 and $172,741, respectively. . . . . . .       106,907        113,642
Goodwill . . . . . . . . . . . . . . . . . . . .       194,200        194,200
Intangibles, net of accumulated amortization of
$11,144 and $10,266, respectively. . . . . . . .        29,211         30,061
Deferred income taxes. . . . . . . . . . . . . .        32,678         31,759
Other assets, net. . . . . . . . . . . . . . . .        18,202         22,258
                                                  ------------  -------------
                                                  $    721,265  $     697,235
                                                  ============  =============


See  accompanying  notes  to  consolidated  financial  statements.



                             MACDERMID, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
      (Amounts in thousands of dollars except share and per share amounts)



                                                June 30,     December 31,
                                                  2004           2003
                                              ------------  -------------
                                              (Unaudited)
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable. . . . . . . . . . . . . .  $    51,363   $      54,061
Accrued compensation. . . . . . . . . . . .       10,138          11,860
Accrued interest. . . . . . . . . . . . . .       12,730          12,732
Accrued income taxes payable. . . . . . . .        7,149           3,220
Other current liabilities . . . . . . . . .       43,217          43,750
                                             ------------  --------------
    Total current liabilities . . . . . . .      124,597         125,623
Long-term obligations . . . . . . . . . . .      301,127         301,203
Retirement benefits, less current portion .       20,123          20,679
Deferred income taxes . . . . . . . . . . .        7,209           6,232
Other long-term liabilities . . . . . . . .        4,391           4,486
                                             ------------  --------------
    Total liabilities . . . . . . . . . . .      457,447         458,223
                                             ------------  --------------

Shareholders' equity:
Common stock, authorized 75,000,000
shares, issued 46,827,701 at June 30, 2004,
and 46,813,138 shares at December 31,
2003, at stated value of $1.00 per share. .       46,828          46,813
Additional paid-in capital. . . . . . . . .       29,187          25,884
Retained earnings . . . . . . . . . . . . .      302,558         278,705
Accumulated other comprehensive income. . .          (42)          2,355
Less - cost of common shares held in
treasury, 16,547,686 at June 30, 2004,
16,548,604 at December 31, 2003.. . . . . .     (114,713)       (114,745)
                                             ------------  --------------
    Total shareholders' equity. . . . . . .      263,818         239,012
                                             ------------  --------------
Total liabilities and shareholders' equity   $   721,265   $     697,235
                                             ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.




                             MACDERMID, INCORPORATED
                       CONSOLIDATED STATEMENTS OF EARNINGS
           (Amounts in thousands of dollars except per share amounts)
                                   (Unaudited)



                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                       2004                      2003               2004          2003
                                         -----------------------------  ------------------------  ---------     ---------

Net sales . . . . . . . . . . . . . . .  $                    165,053   $               155,320   $327,065      $308,123
Cost of sales . . . . . . . . . . . . .                        86,979                    81,526    171,465       161,787
                                         -----------------------------  ------------------------  ---------     ---------
    Gross profit. . . . . . . . . . . .                        78,074                    73,794    155,600       146,336

Operating expenses:
  Selling, technical and administrative                        46,227                    43,499     91,587        86,785
  Research and development. . . . . . .                         5,196                     4,860     10,553         9,726
                                         -----------------------------  ------------------------  ---------     ---------
                                                               51,423                    48,359    102,140        96,511
                                         -----------------------------  ------------------------  ---------     ---------
    Operating profit. . . . . . . . . .                        26,651                    25,435     53,460        49,825

Other income (expense):
  Interest income . . . . . . . . . . .                           184                       321        412           506
  Interest expense. . . . . . . . . . .                        (7,848)                   (8,046)   (15,667)      (15,669)
  Miscellaneous income. . . . . . . . .                           697                       132        439           339
                                         -----------------------------  ------------------------  ---------     ---------
                                                               (6,967)                   (7,593)   (14,816)      (14,824)

Earnings from continuing operations
  before income taxes . . . . . . . . .                        19,684                    17,842     38,644        35,001
Income taxes. . . . . . . . . . . . . .                        (6,299)                   (5,708)   (12,366)      (11,199)
                                         -----------------------------  ------------------------  ---------     ---------
Earnings from continuing operations . .                        13,385                    12,134     26,278        23,802
Discontinued operations, net of tax . .                             -                        (4)         -          (106)
                                         -----------------------------  ------------------------  ---------     ---------
Net earnings. . . . . . . . . . . . . .  $                     13,385   $                12,130   $ 26,278      $ 23,696
                                         =============================  ========================  =========     =========


Basic earnings per common share:
   Continuing operations. . . . . . . .  $                       0.44   $                  0.38   $   0.87      $   0.75
   Discontinued operations. . . . . . .                             -                         -          -         (0.01)
                                         -----------------------------  ------------------------  ---------     ---------
      Net earnings per common share . .  $                       0.44   $                  0.38   $   0.87      $   0.74
                                         =============================  ========================  =========     =========

Diluted earnings per common share:
   Continuing operations. . . . . . . .  $                       0.43   $                  0.38   $   0.85      $   0.74
   Discontinued operations. . . . . . .                             -                         -          -             -
                                         -----------------------------  ------------------------  ---------     ---------
     Net earnings per common share. . .  $                       0.43   $                  0.38   $   0.85      $   0.74
                                         =============================  ========================  =========     =========

Weighted average common shares
outstanding:
  Basic . . . . . . . . . . . . . . . .                        30,280                    31,526     30,274        31,908
                                         =============================  ========================  =========     =========
  Diluted . . . . . . . . . . . . . . .                        31,014                    31,721     31,029        32,091
                                         =============================  ========================  =========     =========

Cash dividends per common share . . . .  $                       0.04   $                  0.02   $   0.08      $   0.04
                                         =============================  ========================  =========     =========


See  accompanying  notes  to  consolidated  financial  statements.




                               MACDERMID, INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands of dollars)
                                     (Unaudited)



                                                         SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                           2004                2003
                                                ---------------------------  ---------

Net cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . .  $                   26,278   $ 23,696
Adjustments to reconcile net income to
net  income from continuing operations:
Loss from discontinued operations, net of  tax                           -        106
                                                ---------------------------  ---------
Income from continuing operations. . . . . . .                      26,278     23,802

Adjustments to reconcile earnings from
continuing operations to net cash provided by
operating activities:
Depreciation . . . . . . . . . . . . . . . . .                       8,114      7,943
Amortization . . . . . . . . . . . . . . . . .                       1,451      1,620
Provision for bad debts. . . . . . . . . . . .                       1,507      2,538
Deferred income taxes. . . . . . . . . . . . .                         128          -
Stock compensation expense . . . . . . . . . .                       3,032      2,185
Changes in assets and liabilities
   (Increase) decrease in receivables. . . . .                      (6,824)       348
   Increase in inventories . . . . . . . . . .                      (2,269)    (1,221)
   Decrease in prepaid expenses. . . . . . . .                      (1,210)    (1,370)
   Increase (decrease) in accounts payable . .                      (3,117)       778
   Increase (decrease) in accrued expenses . .                      (1,411)       685
   Increase in income tax liabilities. . . . .                       3,943      2,201
   Other . . . . . . . . . . . . . . . . . . .                       4,508      2,988
                                                ---------------------------  ---------
Cash provided by continuing operations . . . .                      34,130     42,497

Cash provided by discontinued operations . . .                           -      2,513
                                                ---------------------------  ---------
   Net cash flows provided by operating
Activities . . . . . . . . . . . . . . . . . .                      34,130     45,010

Cash flows from investing activities:
Capital expenditures . . . . . . . . . . . . .                      (2,981)    (2,753)
  Proceeds from disposition of fixed assets. .                         537         52
                                                ---------------------------  ---------
  Net cash flows used in investing activities.                      (2,444)    (2,701)

Cash flows from financing activities:
  Net repayments of short-term borrowings. . .                        (498)    (5,674)
  Proceeds from long-term borrowings . . . . .                          25      3,570
  Repayments of long-term borrowings . . . . .                        (267)    (3,488)
  Issuance from (purchase of) treasury shares.                          31    (30,460)
  Proceeds from exercise of stock options. . .                         285          -
  Dividends paid . . . . . . . . . . . . . . .                      (1,212)    (1,293)
                                                ---------------------------  ---------
  Net cash flows used in financing activities.                      (1,636)   (37,345)

Effect of exchange rate changes on cash
and cash equivalents . . . . . . . . . . . . .                        (425)     1,320
                                                ---------------------------  ---------
Net increase in cash and cash equivalents. . .                      29,625      6,284
Cash and cash equivalents at beginning of
period . . . . . . . . . . . . . . . . . . . .                      61,294     32,019
                                                ---------------------------  ---------
Cash and cash equivalents at end of period . .  $                   90,919   $ 38,303
                                                ===========================  =========

Cash paid for interest . . . . . . . . . . . .  $                   15,078   $ 16,136
                                                ===========================  =========
Cash paid for income taxes . . . . . . . . . .  $                    5,355   $  4,827
                                                ===========================  =========

See  accompanying  notes  to  consolidated  financial  statements.



                             MACDERMID, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except share and per share amounts)


NOTE  1.     Summary  of  Significant  Accounting  Policies

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated and its subsidiary companies as of June 30, 2004, and the results of operations and cash flows for the three- and six-month periods ended June 30, 2004, and 2003. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2003.

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (MacDermid) as a consolidated entity, the Advanced Surface Finishing segment (ASF), the MacDermid Printing Solutions segment (MPS), and our other corporate entities.

Certain amounts in our 2003 results have been reclassified to conform to the current year presentation.


NOTE  2.     Earnings  Per  Common  Share  and  Other  Common  Share Information

Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 1,287,100 and 1,909,847 shares of common stock were outstanding during the periods ended June 30, 2004, and 2003, but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of June 30, 2004.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:





                                                            Three Months Ended                 Six months ended
                                                                  June 30,                          June 30,
                                  ------------------------------------------------------  ----------------------
                                            2004                           2003              2004        2003
                                  ---------------------------  -------------------------  ----------  ----------
Basic common shares. . . . . . .                   30,279,910                 31,526,408  30,273,670  31,908,054
Dilutive effect of stock options                      734,464                    194,551    754, 857     183,091
                                  ---------------------------  -------------------------  ----------  ----------
Diluted common shares. . . . . .                   31,014,374                 31,720,959  31,028,527  32,091,145
                                  ===========================  =========================  ==========  ==========


On May 7, 2003, we executed a purchase and sale agreement with a third party to acquire 2,201,720 outstanding shares of MacDermid, Incorporated common shares on or before November 3, 2003. We purchased 1,350,000 on that date at $22.60 per share, with the balance of the agreed-upon purchase option being exercised during the third quarter of 2003. Share purchases are reflected in our treasury shares balance on our Consolidated Balance Sheets. Refer to our Annual Report for the year ended December 31, 2003, for more information. No share purchases of this nature were made in the three or six month periods ending June 30, 2004.


NOTE  3.     Stock-Based  Plans

We grant stock options to our Board of Directors and to our employees. We also grant stock award to our Board of Directors. The stock awards are granted at fair market value and the related expense is recognized at the date of grant. The amount of expense recognized during the three- and six-month periods ended June 30, 2004, and 2003, related to the stock awards was immaterial. Effective April 1, 2001, we adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three- and six-month periods ended June 30, 2004, and 2003, we charged $2,962 and $2,071, respectively, to expense related to stock options. Previously, and since April 1, 1996, we had adopted the disclosure requirements of SFAS 123 and continued to account for our stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Had we used the fair value expense recognition method of accounting for all stock options granted under its plans between April 1, 1996, and April 1, 2001, net earnings and net earnings per common share for the three- and six-month periods ended June 30, 2004, and 2003, would have been reduced to the following pro forma amounts:





                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                             June 30,
                                             ----------------------------------------------------------  -------------------
                                                         2004                          2003                 2004      2003
                                             ------------------------------  ---------------------------  --------  --------
Net earnings available for common
shareholders as reported. . . . . . . . . .  $                      13,385   $                   12,130   $26,278   $23,696
                                             ------------------------------  ---------------------------  --------  --------
Add: stock based employee compensation
expense included in reported net income,
net of related tax effects. . . . . . . . .                          1,001                          785     2,062     1,486
Deduct: total stock based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects. . . . . . . . . . .                         (1,001)                        (863)   (2,140)   (1,724)
                                             ------------------------------  ---------------------------  --------  --------
Pro forma net earnings. . . . . . . . . . .  $                      13,385   $                   12,052   $26,200   $23,458
                                             ==============================  ===========================  ========  ========

Net earnings per common share:
  Basic
    As reported . . . . . . . . . . . . . .  $                        0.44   $                     0.38   $  0.87   $  0.74
    Pro forma . . . . . . . . . . . . . . .  $                        0.44   $                     0.38   $  0.87   $  0.74
  Diluted
    As reported . . . . . . . . . . . . . .  $                        0.43   $                     0.38   $  0.85   $  0.74
    Pro forma . . . . . . . . . . . . . . .  $                        0.43   $                     0.38   $  0.84   $  0.73



NOTE  4.     Goodwill  and  Other  Intangible  Assets

Acquired intangible assets as of June 30, 2004, and December 31, 2003, are as follows:





                                                       As of
                                June 30, 2004                            December 31, 2003
            ---------------------------------------------  ----------------------------------------
              Gross Carrying     Accumulated        Net      Gross Carrying   Accumulated     Net
                   Amount        Amortization      Amount        Amount       Amortization   Amount
            ---------------  -------------------  -------  ---------------  --------------  -------
Patents. .  $        17,581  $           (7,510)  $10,071  $        17,566  $      (6,851)  $10,715
Trademarks           20,153              (2,030)   18,123           20,133         (1,951)   18,182
Others . .            2,621              (1,604)    1,017            2,628         (1,464)    1,164
            ---------------  -------------------  -------  ---------------  --------------  -------
   Total .  $        40,355  $          (11,144)  $29,211  $        40,327  $     (10,266)  $30,061
            ===============  ===================  =======  ===============  ==============  =======


Included in the table above is the net carrying amount of $16,256 at June 30, 2004, and December 31, 2003, for trademarks which are not being amortized due to the indefinite life associated with these assets. Amortization expense related to amortization of intangible assets for the three month periods ending June 30, 2004, and 2003, was $441 and $562, respectively. Amortization expense related to amortization of intangible assets for the six month periods ending June 30, 2004, and 2003, was $878 and $1,062, respectively.

Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of 5 to 30 years.

Amortization expense for intangible assets is expected to approximate $1,756 for each of the next five years.

Goodwill carrying amounts for the periods ended June 30, 2004, and December 31, 2003, totaled $194,200 and, by segment, were: Advanced Surface Finishing, $122,070, and Printing Solutions, $72,130.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We will perform our annual impairment testing for 2004 during our fourth fiscal quarter. Currently, we are not aware of any event that occurred since our last impairment testing date that would have caused our goodwill or intangible assets to become impaired.


NOTE  5.     Comprehensive  Income

The components of comprehensive income for the three- and six-month periods ended June 30, 2004, and 2003, are as follows:




                                                                Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                           ----------------------------------------------------------  -----------------
                                                                    2004                         2003     2004      2003
                                           ------------------------------  --------------------------  --------  -------
Net earnings. . . . . . . . . . . . . . .  $                      13,385   $                   12,130  $26,278   $23,696
Other comprehensive income:
  Foreign currency translation adjustment                         (2,997)                       6,470   (2,397)    9,315
                                           ------------------------------  --------------------------  --------  -------
Comprehensive income. . . . . . . . . . .  $                      10,388   $                   18,600  $23,881   $33,011
                                           ==============================  ==========================  ========  =======



NOTE  6.     Segment  Reporting

We operate on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. These segments are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications. The Advanced Surface Finishing segment also supplies chemicals for etching copper and imprinting electrical patterns for various electronics applications and lubricants and cleaning agents associated with offshore oil and gas operations. The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and related supplies. Net sales for all of our products fall into one of these two business segments.

The results of operations for each business segment include certain corporate operating costs which are allocated based on the relative burden each segment bears on those costs. Identifiable assets for each business segment are reconciled to total consolidated assets including unallocated corporate assets. Unallocated corporate assets consist primarily of deferred tax assets, deferred bond financing fees and certain other long term assets not directly associated with the support of the individual segments. Intersegment loans and accounts receivable are included in the calculation of identifiable assets and are eliminated separately.




                                                         Three Months Ended                          Six Months Ended
                                                                June 30,                                 June 30,
                                     -----------------------------------------------------------  --------------------
                                                     2004                       2003                2004       2003
                                     ------------------------------  ---------------------------  ---------  ---------
Results of operations by segment:
Net sales:
   Advanced Surface Finishing
Total segment net sales . . . . . .  $                      98,377   $                   87,733   $193,932   $174,262
Intersegment sales. . . . . . . . .                         (2,001)                      (2,106)    (4,068)    (3,664)
                                     ------------------------------  ---------------------------  ---------  ---------
 Net external sales for the segment                         96,376                       85,627    189,864    170,598
Printing Solutions. . . . . . . . .                         68,677                       69,693    137,201    137,525
                                     ------------------------------  ---------------------------  ---------  ---------
   Consolidated net sales . . . . .  $                     165,053   $                  155,320   $327,065   $308,123
                                     ==============================  ===========================  =========  =========

Operating profit (loss):
   Advanced Surface Finishing . . .  $                      15,729   $                   12,508   $ 30,466   $ 24,762
   Printing Solutions . . . . . . .                         10,922                       12,927     22,994     25,063
                                     ------------------------------  ---------------------------  ---------  ---------
     Consolidated operating profit.  $                      26,651   $                   25,435   $ 53,460   $ 49,825
                                     ==============================  ===========================  =========  =========





                                          As of
                                  June 30,     December 31,
                                    2004           2003
                                 ----------  --------------
Identifiable assets by segment:
Advanced Surface Finishing. . .  $ 490,787   $     513,729
Printing Solutions. . . . . . .    231,002         268,204
Unallocated corporate assets. .    128,056          88,039
Intercompany eliminations . . .   (128,580)       (172,737)
                                 ----------  --------------
   Consolidated assets. . . . .  $ 721,265   $     697,235
                                 ==========  ==============


NOTE  7.     Acquisition  Reserves

We established acquisition reserves (included in accrued expenses) in fiscal year 1999 when recording the acquisition of W.Canning, plc. The reorganization of employees was completed in 2001. The reorganization of facilities is proceeding as planned. Five facilities have been closed with those activities assimilated elsewhere. Negotiations are ongoing regarding the elimination of certain leased facilities and sale of owned facilities. See Note 11, Contingencies and Legal Matters, regarding environmental activity at these sites.

At June 30, 2004, reserves of $405 remained in other accrued liabilities on the consolidated balance sheet, which relates to the facilities. During the three- and six-months ended June 30, 2004, we made cash payments of $47 and $79, respectively, relating to these reserves.


NOTE  8.      Discontinued  Operations

On December 9, 2003, we sold our 60% interest in Eurocir S.A. (Eurocir) to the 40% stakeholders of Eurocir. The Eurocir operations represented substantially all of the remaining electronics manufacturing segment and as such the sale was accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No.144, Accounting for the Disposal or Impairment of Long-Lived Assets ("SFAS 144"). The operating results and cash flows from operations of the electronics manufacturing segment have therefore been segregated from continuing operations on our consolidated statements of earnings and consolidated statements of cash flows for all prior periods presented.

The following table presents the amounts segregated from the consolidated statements of earnings and reflected as discontinued operations:





                                      Three Months Ended    Six Months Ended
                                         June 30, 2003         June 30, 2003
                                      --------------------  ------------------
Net Sales. . . . . . . . . . . . . .  $            21,790   $          42,573

Loss before income taxes . . . . . .                   (4)               (154)
Income tax benefit . . . . . . . . .                    -                  48
                                      --------------------  ------------------
Discountinued operations, net of tax  $                (4)  $            (106)
                                      ====================  ==================


NOTE  9.

The major components of inventory at June 30, 2004 and December 31, 2003 were as follows:





                             June 30, 2004   December 31, 2003
                            --------------  ------------------

Finished goods . . . . . .  $       40,157  $           37,396
Raw materials and supplies          29,794              30,062
Equipment. . . . . . . . .           7,088               8,317
                            --------------  ------------------
Inventories. . . . . . . .  $       77,039  $           75,775
                            ==============  ==================


NOTE  10.  Postretirement  Benefits  Plans

The following table shows the components of the net periodic pension benefit costs we incurred in the three-and six-month periods ending June 30 2004, and 2003:




                                                                                  PENSION BENEFITS
                                     -------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                JUNE 30,                                JUNE 30,
                                     ----------------------------------------------------------  -------------------
                                                  2004                          2003                2004      2003
                                     ------------------------------  ---------------------------  --------  --------
Net periodic benefit cost:
Service Costs . . . . . . . . . . .  $                         936   $                      894   $ 1,872   $ 1,788
Interest Costs. . . . . . . . . . .                            898                          820     1,796     1,640
Expected return on plan assets. . .                           (876)                        (716)   (1,752)   (1,432)
Amortization of prior service costs                              6                            6        12        12
Recognized actuarial (gain)/loss. .                             83                           60       166       120
                                     ------------------------------  ---------------------------  --------  --------
Net periodic benefit cost . . . . .  $                       1,047   $                    1,064   $ 2,094   $ 2,128
                                     ==============================  ===========================  ========  ========


The estimated net periodic benefit cost for our other postretirement benefits was $160 and $320 for the three- and six-months ended June 30, 2004, and 2003, respectively.

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $3,136 to our pension plans in 2004. As of June 30, 2004, $1,000 of contributions have been made. We currently expect to contribute $2,136 to our pension plans during the remainder of 2004.


NOTE  11.     Contingencies,  Environmental  and  Legal  Matters

Environmental  Issues:

The nature of the our operations, as manufacturers and distributors of specialty chemical products and systems, expose us to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. We could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, we maintain a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at our plants to identify and categorize potential environmental exposure.

We are named as a potentially responsible party ("PRP") at two Superfund sites. There are many other PRPs involved at these sites. We have recorded our best estimate of liabilities in connection with site clean-up based upon the extent of its involvement, the number of PRPs and estimates of the total costs of the site clean-up that reflect the results of environmental investigations and remediation estimates produced by remediation contractors. While the ultimate costs of such liabilities are difficult to predict, we do not expect that our costs associated with these sites will be material.

In addition, some of our facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which we are conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998, acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. We have established an environmental remediation reserve, predominantly attributable to those Canning sites that we believe will require environmental remediation. With respect to those sites, we also believe that our Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. We estimate the range of cleanup costs at the Canning sites between $2,000 and $5,000. Investigations into the extent of contamination, however, are ongoing with respect to some of these sites. To the extent our liabilities exceed $1,600, we may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. We have instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in our favor, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. We expect that the remediation will take several years. We are continuing to monitor the environmental condition at the Waukegan site. Significant remediation activities have already been concluded on the Waukegan site, however, it has not yet been determined whether additional remediation activities will be required. We are also in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined. We do not anticipate that we will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

Legal  Proceedings:

From time to time there are various legal proceedings pending against us. We consider all such proceedings to be ordinary litigation incident to the nature of our business. Certain claims are covered by liability insurance. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings.


NOTE  12.     Guarantor  Financial  Statements

MacDermid, Inc. ("Issuer") issued 9 1/8% Senior Subordinated Notes ("Bond Offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of MacDermid, Inc. ("Guarantors"). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. Our foreign subsidiaries ("Non-Guarantors") are not guarantors of the indebtedness under the Bond Offering.

The equity method was used by MacDermid, Inc. with respect to investments in subsidiaries. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2003.

The following financial information sets forth our Condensed Consolidating Balance Sheets as of June 30, 2004, and December 31, 2003; the Condensed Consolidating Statements of Earnings for the three- and six-month periods ending June 30, 2004, and 2003; and the Condensed Consolidating Statements of Cash Flows for the six months ending June 30, 2004, and 2003.


CONSOLIDATED  BALANCE  SHEETS
JUNE  30,  2004
(Unaudited)




                                                                                             MACDERMID
                                           GUARANTOR     NONGUARANTOR                       INCORPORATED
                               ISSUER     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                             ----------  -------------  --------------  --------------  -----------------
Assets
---------------------------
Current assets:
Cash and cash equivalents .  $   58,128  $         968  $      31,822   $           -   $          90,919
Accounts receivables, net .      11,559         17,970        110,756               -             140,285
Due (to) from affiliates. .      23,884         65,573        (89,457)              -                   -
Inventories, net. . . . . .       6,734         23,936         46,369               -              77,039
Prepaid expenses. . . . . .       1,778          2,606          4,907               -               9,290
Deferred income taxes . . .      17,883              -          4,651               -              22,534
                             ----------  -------------  --------------  --------------  -----------------
Total current assets. . . .     119,966        111,053        109,048               -             340,067

Property, plant and
  equipment, net. . . . . .      14,071         36,673         56,163               -             106,907
Goodwill. . . . . . . . . .      21,680         68,574        103,946               -             194,200
Intangibles, net. . . . . .           -          5,338         23,873               -              29,211
Investments in subsidiaries     441,298        214,385              -        (655,683)                  -
Deferred income taxes . . .      19,745              -         12,933               -              32,678
Other assets, net . . . . .       6,538          4,850          6,814               -              18,202
                             ----------  -------------  --------------  --------------  -----------------
                             $  623,298  $     440,873  $     312,777   $    (655,683)  $         721,265
                             ==========  =============  ==============  ==============  =================


CONSOLIDATED  BALANCE  SHEETS  (CONTINUED)
JUNE  30,  2004
(Unaudited)




                                                                                                      MACDERMID
                                                     GUARANTOR      NONGUARANTOR                     INCORPORATED
                                        ISSUER      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    AND SUBSIDIARIES
                                      -----------  --------------  -------------  --------------  ------------------
Liabilities and Shareholders' equity
------------------------------------
Current liabilities:
Accounts payable . . . . . . . . . .      10,209   $       7,082   $      34,072  $           -   $          51,363
Accrued compensation . . . . . . . .       3,003           1,767           5,368              -              10,138
Accrued interest . . . . . . . . . .      12,723               -               7              -              12,730
Accrued income taxes payable . . . .       1,939           1,728           3,482              -               7,149
Other current liabilities. . . . . .      13,179           5,707          24,331              -              43,217
                                      -----------  --------------  -------------  --------------  ------------------
Total current liabilities. . . . . .      41,053          16,284          67,260              -             124,597

Long-term obligations. . . . . . . .     300,323             422             382              -             301,127
Retirement benefits, less
current portion. . . . . . . . . . .      14,690               -           5,433              -              20,123
Deferred income taxes. . . . . . . .           -               -           7,209              -               7,209
Other long-term liabilities. . . . .       3,414              16             961              -               4,391
                                      -----------  --------------  -------------  --------------  ------------------
Total liabilities. . . . . . . . . .     359,480          16,722          81,245              -             457,447

Shareholders' equity:
------------------------------------
Common stock . . . . . . . . . . . .      46,828             (51)          3,747         (3,696)             46,828
Additional paid-in capital . . . . .      29,187         207,561         106,939       (314,500)             29,187
Retained earnings. . . . . . . . . .     302,558         218,262         115,914       (334,176)            302,558
Accumulated other
  comprehensive income . . . . . . .         (42)         (1,621)          4,932         (3,311)                (42)
Less cost of common shares
  held in treasury . . . . . . . . .    (114,713)              -               -              -            (114,713)
                                      -----------  --------------  -------------  --------------  ------------------
Total shareholders' equity . . . . .     263,818         424,151         231,532       (655,683)            263,818
                                      -----------  --------------  -------------  --------------  ------------------
Total Liabilities and
Shareholders' Equity . . . . . . . .  $  623,298   $     440,873   $     312,777  $    (655,683)  $         721,265
                                      ===========  ==============  =============  ==============  ==================




CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2003



                                                                                                    MACDERMID
                                                  GUARANTOR      NONGUARANTOR                      INCORPORATED
                                       ISSUER    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                                    -----------  -------------  --------------  --------------  -----------------
Assets
----------------------------------
Current assets:
Cash and cash equivalents. . . . .  $   18,295   $       1,286  $      41,713   $           -   $          61,294
Accounts receivables, net. . . . .      10,598          16,523        110,028               -             137,149
Due (to) from affiliates . . . . .      89,236          12,554       (101,790)              -                   -
Inventories, net . . . . . . . . .       6,417          23,343         46,015               -              75,775
Prepaid expenses . . . . . . . . .       1,188           1,925          5,024               -               8,137
Deferred income taxes. . . . . . .      17,890               -          5,070               -              22,960
                                    -----------  -------------  --------------  --------------  -----------------
Total current assets . . . . . . .     143,624          55,631        106,060               -             305,315

Property, plant and equipment, net      13,962          39,386         60,294               -             113,642
Goodwill . . . . . . . . . . . . .      21,680          68,574        103,946               -             194,200
Intangibles, net . . . . . . . . .           -           5,672         24,389               -              30,061
Investments in subsidiaries. . . .     391,289         232,851              -        (624,140)                  -
Deferred income taxes. . . . . . .      19,745               -         12,014               -              31,759
Other assets, net. . . . . . . . .       8,196           6,532          7,530               -              22,258
                                    -----------  -------------  --------------  --------------  -----------------
                                    $  598,496   $     408,646  $     314,233   $    (624,140)  $         697,235
                                    ===========  =============  ==============  ==============  =================


CONSOLIDATED  BALANCE  SHEETS  (CONTINUED)
DECEMBER  31,  2003



                                                                                                             MACDERMID
                                                           GUARANTOR      NONGUARANTOR                      INCORPORATED
                                               ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                                            -----------  --------------  --------------  --------------  ------------------
Liabilities and Shareholders' equity
------------------------------------------
Current liabilities:
Short-term borrowings. . . . . . . . . . .  $        -   $           -   $         940   $           -   $             940
Current portion of long-
   term obligations. . . . . . . . . . . .           -             146             412               -                 558
Accounts and dividends payable . . . . . .       8,281           7,267          38,513               -              54,061
Accrued expenses . . . . . . . . . . . . .      29,157           8,511          29,176               -              66,844
Income taxes . . . . . . . . . . . . . . .       3,239             882            (901)              -               3,220
                                            -----------  --------------  --------------  --------------  ------------------
Total current liabilities. . . . . . . . .      40,677          16,806          68,140               -             125,623

Long-term obligations. . . . . . . . . . .     300,265             524             414               -             301,203
Retirement benefits, less current portion
                                                15,123               -           5,556               -              20,679
Deferred income taxes. . . . . . . . . . .           -               -           6,232               -               6,232
Other long-term liabilities. . . . . . . .       3,419              27           1,040               -               4,486
                                            -----------  --------------  --------------  --------------  ------------------
Total liabilities. . . . . . . . . . . . .      40,677          17,357          81,382               -             458,223
                                            -----------  --------------  --------------  --------------  ------------------

Shareholders' equity:
------------------------------------------
Common stock . . . . . . . . . . . . . . .      46,813             (50)          3,747          (3,697)             46,813
Additional paid-in capital . . . . . . . .      25,884         207,561         106,939        (314,500)             25,884
Retained earnings. . . . . . . . . . . . .     278,705         187,362         119,195        (306,557)            278,705
Accumulated other     comprehensive income       2,355          (3,584)          2,970             614               2,355
Less cost of common shares
  held in treasury . . . . . . . . . . . .    (114,745)              -               -               -            (114,745)
                                            -----------  --------------  --------------  --------------  ------------------
Total shareholders' equity . . . . . . . .     239,012         391,289         232,851        (624,140)            239,012
                                            -----------  --------------  --------------  --------------  ------------------
Total liabilities and
stockholders' equity . . . . . . . . . . .  $  598,496   $     408,646   $     314,233   $    (624,140)  $         697,235
                                            ===========  ==============  ==============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2004
(Unaudited)



                                                                                                MACDERMID
                                              GUARANTOR      NONGUARANTOR                      INCORPORATED
                                  ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               -----------  --------------  --------------  --------------  ------------------
Net sales . . . . . . . . . .  $   23,819   $      42,114   $     103,525   $      (4,405)  $         165,053
Cost of sales . . . . . . . .      15,374          17,832          58,178          (4,405)             86,979
                               -----------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .       8,445          24,282          45,347               -              78,074

Operating expenses:
Selling, technical and
administrative. . . . . . . .      11,625           7,793          26,809               -              46,227
Research and development. . .       1,622           1,831           1,743               -               5,196
                               -----------  --------------  --------------  --------------  ------------------
                                   13,247           9,624          28,552               -              51,423
                               -----------  --------------  --------------  --------------  ------------------
Operating (loss) profit . . .      (4,802)         14,658          16,795               -              26,651

Equity in earnings of
subsidiaries. . . . . . . . .      22,077          11,916               -         (33,993)                  -
Interest income . . . . . . .          94               3              87               -                 184
Interest expense. . . . . . .      (7,783)          1,226          (1,291)              -              (7,848)
Miscellaneous income
(expense), net. . . . . . . .         632            (152)            217               -                 697
                               -----------  --------------  --------------  --------------  ------------------
                                   15,020          12,993            (987)        (33,993)             (6,967)
                               -----------  --------------  --------------  --------------  ------------------
Earnings (loss) before taxes.      10,218          27,651          15,808         (33,993)             19,684
Income tax benefit
(expense) . . . . . . . . . .       3,166          (5,574)         (3,891)              -              (6,299)
                               -----------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $   13,384   $      22,077   $      11,917   $     (33,993)  $          13,385
                               ===========  ==============  ==============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2003
(Unaudited)



                                                                             UNRESTRICTED                       MACDERMID
                                              GUARANTOR      NONGUARANTOR    NONGUARANTOR                      INCORPORATED
                             ISSUER          SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                         --------------  --------------  --------------  --------------  --------------  ------------------
Net sales . . . . . . .  $      21,991   $      42,857   $      94,424   $           -   $      (3,952)  $         155,320
Cost of sales . . . . .         13,836          18,561          53,081               -          (3,952)             81,526
                         --------------  --------------  --------------  --------------  --------------  ------------------
Gross profit. . . . . .          8,155          24,296          41,343               -               -              73,794

Operating expenses:
Selling, technical and
administrative. . . . .         10,830           8,105          24,564               -               -              43,499
Research and
development . . . . . .          1,665           1,678           1,517               -               -               4,860
                         --------------  --------------  --------------  --------------  --------------  ------------------
                                12,495           9,783          26,081               -               -              48,359
                         --------------  --------------  --------------  --------------  --------------  ------------------
Operating profit (loss)         (4,340)         14,513          15,262               -               -              25,435

Equity in earnings of .         20,178           9,902              (4)              -         (30,076)                  -
subsidiaries
Interest income . . . .             49              90             182               -               -                 321
Interest expense. . . .         (8,370)          1,122            (798)              -               -              (8,046)
Miscellaneous income
(expense), net. . . . .             81             230            (179)              -               -                 132
                         --------------  --------------  --------------  --------------  --------------  ------------------
                                11,938          11,344            (799)              -               -              (7,593)
                         --------------  --------------  --------------  --------------  --------------  ------------------

Earnings (loss) from
continuing operations
before taxes. . . . . .          7,598          25,857          14,463               -         (30,076)             17,842
Income tax benefit
(expense) . . . . . . .          4,532          (5,679)         (4,561)              -               -              (5,708)
                         --------------  --------------  --------------  --------------  --------------  ------------------
Earnings from
continuing operations .         12,130          20,178           9,902               -         (30,076)             12,134
Discontinued
operations. . . . . . .              -               -               -              (4)              -                  (4)
                         --------------  --------------  --------------  --------------  --------------  ------------------
Net earnings (loss) . .  $      12,130   $      20,178   $       9,902   $          (4)  $     (30,076)  $          12,130
                         ==============  ==============  ==============  ==============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2004
(Unaudited)



                                                                                                MACDERMID
                                              GUARANTOR      NONGUARANTOR                      INCORPORATED
                                  ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               -----------  --------------  --------------  --------------  ------------------
Net sales . . . . . . . . . .  $   47,300   $      81,929   $     206,728   $      (8,892)  $         327,065
Cost of sales . . . . . . . .      31,124          34,655         114,578          (8,892)            171,465
                               -----------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .      16,176          47,274          92,150               -             155,600

Operating expenses:
Selling, technical and
administrative. . . . . . . .      21,816          15,096          54,675               -              91,587
Research and development. . .       3,520           3,526           3,507               -              10,553
                               -----------  --------------  --------------  --------------  ------------------
                                   25,336          18,622          58,182               -             102,140
                               -----------  --------------  --------------  --------------  ------------------
Operating profit (loss) . . .      (9,160)         28,652          33,968               -              53,460

Equity in earnings of
subsidiaries. . . . . . . . .      42,621          22,550               -         (65,171)                  -
Interest income . . . . . . .         123              10             279               -                 412
Interest expense. . . . . . .     (15,799)          2,436          (2,304)              -             (15,667)
Miscellaneous income
(expense), net. . . . . . . .         667             174            (402)              -                 439
                               -----------  --------------  --------------  --------------  ------------------
                                   27,612          25,170          (2,427)        (65,171)            (14,816)
                               -----------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.      18,452          53,822          31,541         (65,171)             38,644
Income tax benefit
(expense) . . . . . . . . . .       7,825         (11,201)         (8,990)              -             (12,366)
                               -----------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $   26,277   $      42,621   $      22,551   $     (65,171)  $          26,278
                               ===========  ==============  ==============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2003
(Unaudited)



                                                                          UNRESTRICTED                       MACDERMID
                                           GUARANTOR      NONGUARANTOR    NONGUARANTOR                      INCORPORATED
                             ISSUER       SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                         --------------  --------------  --------------  --------------  --------------  ------------------
Net sales . . . . . . .  $      45,071   $      86,320   $     185,305   $           -   $      (8,573)  $         308,123
Cost of sales . . . . .         28,636          38,659         103,065               -          (8,573)            161,787
                         --------------  --------------  --------------  --------------  --------------  ------------------
Gross profit. . . . . .         16,435          47,661          82,240               -               -             146,336

Operating expenses:
Selling, technical and
administrative. . . . .         21,637          17,260          47,888               -               -              86,785
Research and
development . . . . . .          3,295           3,429           3,002               -               -               9,726
                         --------------  --------------  --------------  --------------  --------------  ------------------
                                24,932          20,689          50,890               -               -              96,511
                         --------------  --------------  --------------  --------------  --------------  ------------------
Operating profit (loss)         (8,497)         26,972          31,350               -               -              49,825

Equity in earnings of
subsidiaries. . . . . .         38,596          20,185            (106)              -         (58,675)                  -
Interest income . . . .             80             106             320               -               -                 506
Interest expense. . . .        (16,186)          2,244          (1,727)              -               -             (15,669)
Miscellaneous income
(expense), net. . . . .            263             278            (202)              -               -                 339
                         --------------  --------------  --------------  --------------  --------------  ------------------
                                22,753          22,813          (1,715)              -         (58,675)            (14,824)
                         --------------  --------------  --------------  --------------  --------------  ------------------

Earnings (loss) from
continuing operations
before taxes. . . . . .         14,256          49,785          29,635               -         (58,675)             35,001
Income tax benefit
(expense) . . . . . . .          9,440         (11,189)         (9,450)              -               -             (11,199)
                         --------------  --------------  --------------  --------------  --------------  ------------------
Earnings from
continuing operations .         23,696          38,596          20,185               -         (58,675)             23,802
Discontinued
operations. . . . . . .              -               -               -            (106)              -                (106)
                         --------------  --------------  --------------  --------------  --------------  ------------------
Net earnings (loss) . .  $      23,696   $      38,596   $      20,185   $        (106)  $     (58,675)  $          23,696
                         ==============  ==============  ==============  ==============  ==============  ==================



CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2004
(Unaudited)



                                                                                  MACDERMID
                                                GUARANTOR      NONGUARANTOR      INCORPORATED
                                   ISSUER      SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                               -------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . . . .  $   (9,144)  $      20,493   $      22,781   $          34,130

Investing activities:
Capital expenditures. . . . . .      (1,260)           (623)         (1,098)             (2,981)
Proceeds from disposition of
fixed assets. . . . . . . . . .           1             512              24                 537
                               -------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . . . .      (1,259)           (111)         (1,074)             (2,444)

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . . . .      34,584         (18,400)        (16,682)               (498)
Proceeds from long-term
borrowings. . . . . . . . . . .           -               -              25                  25
Repayments of long-term
borrowings. . . . . . . . . . .           -            (102)           (165)               (267)
Proceeds from exercise of
stock options . . . . . . . . .         285               -               -                 285
Purchase of treasury shares . .          31               -               -                  31
Dividends paid. . . . . . . . .      15,336          (2,198)        (14,350)             (1,212)
                               -------------  --------------  --------------  ------------------
Net cash flows provided by
(used in) financing activities.      50,236         (20,700)        (31,172)             (1,636)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .           -               -            (425)               (425)
                               -------------  --------------  --------------  ------------------
Net increase (decrease) in
cash and cash equivalents . . .      39,833            (318)         (9,890)             29,625

Cash and cash equivalents at
beginning of period . . . . . .      18,295           1,286          41,713              61,294
                               -------------  --------------  --------------  ------------------
Cash and cash equivalents at
end of period . . . . . . . . .  $   58,128   $         968   $      31,823   $          90,919
                               =============  ==============  ==============  ==================




CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2003
(Unaudited)



                                                                                  UNRESTRICTED       MACDERMID
                                                   GUARANTOR      NONGUARANTOR    NONGUARANTOR      INCORPORATED
                                      ISSUER      SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                                 --------------  --------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . . . .  $     (22,709)  $      36,899   $      28,126   $       2,694   $          45,010
Investing activities:
Capital expenditures
Proceeds from disposition of. .           (785)           (227)         (1,341)           (400)             (2,753)
fixed assets. . . . . . . . . .              -               -              52               -                  52
                                 --------------  --------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . . . .           (785)           (227)         (1,289)           (400)             (2,701)
                                 --------------  --------------  --------------  --------------  ------------------
Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . . . .         40,707         (31,801)        (12,034)         (2,546)             (5,674)
Proceeds from long-term
borrowings. . . . . . . . . . .              -               -               -           3,570               3,570
Repayments of long-term
borrowings. . . . . . . . . . .              -               -            (269)         (3,219)             (3,488)
Purchase of treasury shares . .        (30,460)              -               -               -             (30,460)
Net activity in investment
and advances (to) from
subsidiaries
Dividends paid. . . . . . . . .         15,189          (5,360)        (11,122)              -              (1,293)
                                 --------------  --------------  --------------  --------------  ------------------
Net cash flows provided by
(used in) financing activities.         25,436         (37,161)        (23,425)         (2,195)            (37,345)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .              -               -           1,307              13               1,320
                                 --------------  --------------  --------------  --------------  ------------------
Net increase (decrease) in
cash and cash equivalents . . .          1,942            (489)          4,719             112               6,284

Cash and cash equivalents at
beginning of period . . . . . .         14,153           2,314          15,268             284              32,019
                                 --------------  --------------  --------------  --------------  ------------------
Cash and cash equivalents at
end of period . . . . . . . . .  $      16,095   $       1,825   $      19,987   $         396   $          38,303
                                 ==============  ==============  ==============  ==============  ==================




ITEM  2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSAND OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)

CONSOLIDATED  OVERVIEW

EXECUTIVE  OVERVIEW

Our consolidated business consists of two business segments, Advanced Surface Finishing and Printing Solutions. The Advanced Surface Finishing (ASF) segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to imprint electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. The Printing Solutions (MPS) segment supplies a complete line of offset printing blankets, photo-polymer plates and digital printers for use in the commercial printing and packaging industries for image transfer. In both of our business segments, we continue to invest significant resources in research and development and intellectual properties such as patents, trademarks, copyrights and trade secrets as our business depends on these activities for our financial stability and future growth.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 60% of our net sales and our identifiable assets in the 2004 period are denominated in currencies other than the US dollar, predominantly the Euro, Pound Sterling, Yen, Hong Kong and New Taiwan dollars. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities, and as such our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For the second quarter and first six months of 2004, net sales and net earnings were positively impacted by the effect of foreign currency translation resulting primarily from the Euro, the British Pound Sterling and the Japanese Yen strengthening against the US dollar compared to the second quarter and first six months of 2003, as discussed further below.

We focus on growing revenues and the generation of cash from operations in order to build shareholder value. Specifically, we plan to improve top line sales growth over the longer term by focusing on:

- Utilizing our technical service and outstanding products to penetrate global markets for all products,

- supporting working capital initiatives focused on maximizing cash flows during a period of continued economic uncertainty in our primary markets,

-     emphasizing  efficiency  improvements  throughout  the  organization,
- adding new products through internal research and development, relying heavily on our internal knowledge base, and

-     acquiring  strategically  sound  companies  or  products.

Our competitors include many large multi-national chemical firms based in Europe, Asia, and the US. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

Our performance for the second quarter and first six months of 2004 reflects the results of our key opportunities, philosophies and risks, as outlined above. Specifically, we experienced a positive impact on our financial results due to higher sales of proprietary goods in the ASF segment and favorable foreign currency translation as discussed above. Our printing solutions business suffered the impacts of a soft sales market, resulting in an offsetting decrease in consolidated net sales. We also began realizing the benefits of cost-saving initiatives implemented in 2003.

From a cash flow standpoint, we continue to maintain a high level of liquidity, with working capital of over $200 million. We generate substantial amounts of cash from our normal operations, resulting in an increase in cash of approximately $29 million during the six months ended June 30, 2004.

The following summary of results further explains the results of our operations during the three- and six-month periods ended June 30, 2004, in addition to an analysis of our liquidity as of the end of the period.


SUMMARY OF THE CONSOLIDATED RESULTS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2004




                                       THREE MONTHS ENDED                      CURRENCY    SIX MONTHS ENDED              CURRENCY
                                            JUNE 30,                           ADJUSTED        JUNE 30,                  ADJUSTED
                                        2004        2003       %CHANGE         %CHANGE*     2004       2003    %CHANGE   %CHANGE*
                         --------------------  ----------  -----------------  ---------  ---------  ---------  --------  ---------
                                                                          FAVORABLE                                   FAVORABLE
                                                                        (UNFAVORABLE)                               (UNFAVORABLE)

Net sales . . . . . . .  $           165,053   $ 155,320                6.3%       2.9%  $327,065   $308,123       6.1%       0.8%
Cost of sales . . . . .               86,979      81,526              (6.7%)     (3.1%)   171,465    161,787     (6.0%)     (0.3%)
                         --------------------  ----------                                ---------  ---------
    Gross profit. . . .               78,074      73,794                5.8%       2.6%   155,600    146,336       6.3%       1.4%

Gross profit percentage                 47.3%       47.5%                **         **       47.6%      47.5%       **         **

Operating expenses. . .               51,423      48,359              (6.3%)     (3.1%)   102,140     96,511     (5.8%)     (0.9%)
                         --------------------  ----------                                ---------  ---------
    Operating profit. .               26,651      25,435                4.8%       1.7%    53,460     49,825       7.3%       2.5%

Interest income
(expense), net. . . . .               (7,664)     (7,725)               0.8%       1.8%   (15,255)   (15,163)    (0.6%)       0.6%
Other income. . . . . .                  697         132                 **         **        439        339        **         **
                         --------------------  ----------                                ---------  ---------
                                      (6,967)     (7,593)               8.2%       9.2%   (14,816)   (14,824)      0.1%       1.4%
                         --------------------  ----------                                ---------  ---------
Earnings from
continuing operations
before income taxes . .               19,684      17,842               10.3%       6.2%    38,644     35,001      10.4%       4.0%
Income taxes. . . . . .               (6,299)     (5,708)            (10.4%)     (6.5%)   (12,366)   (11,199)   (10.4%)     (3.6%)
                         --------------------  ----------                                ---------  ---------
Earnings from
continuing operations .               13,385      12,134               10.3%       6.1%    26,278     23,802      10.4%       4.2%
Discontinued
operations, net of tax.                    -          (4)                **         **          -       (106)       **         **
                         --------------------  ----------                                ---------  ---------
Net earnings. . . . . .  $            13,385   $  12,130               10.3%       6.3%  $ 26,278   $ 23,696      10.9%       4.9%
                         ====================  ==========                                =========  =========

Diluted earnings
per share . . . . . . .  $              0.43   $    0.38               13.2%       7.5%  $   0.85   $   0.74      14.9%       7.6%
                         ====================  ==========                                =========  =========



*  Currency  adjusted  percent  change  is  calculated  based  on a constant foreign exchange rate period-over-period.  Management believes  this  more  accurately  reflects  true  fluctuation  in  the  business  without  the  effect of changing exchange rates.
**  Not  a  meaningful  statistic.





SUMMARY  OF  KEY  SEGMENTED  RESULTS  FOR  THE  QUARTER  AND  SIX  MONTHS  ENDED  JUNE  30,  2004


                    THREE MONTHS ENDED    CURRENCY    SIX MONTHS ENDED   CURRENCY
                    JUNE 30,              ADJUSTED    JUNE 30,           ADJUSTED
                                   2004        2003            %CHANGE   %CHANGE*       2004       2003   %CHANGE   %CHANGE*
                    --------------------  ----------  -------  --------  ---------  ---------  ---------  --------  ---------
ADVANCED SURFACE
FINISHING
Total net sales. .  $            96,376   $  85,627               12.6%       7.7%  $189,864   $170,598      11.3%       4.4%
Operating profit .  $            15,729   $  12,508               25.8%      19.1%  $ 30,466   $ 24,762      23.0%      14.4%
Operating profit
percentage . . . .                 16.3%       14.6%                **         **       16.0%      14.5%       **         **

PRINTING SOLUTIONS
Total net sales. .  $            68,677   $  69,693              (1.5%)     (3.3%)  $137,201   $137,525     (0.2%)     (3.7%)
Operating profit .  $            10,922   $  12,927             (15.5%)    (16.0%)  $ 22,994   $ 25,063     (8.3%)    (10.0%)
Operating profit
percentage . . . .                 15.9%       18.5%                **         **       16.8%      18.2%       **         **

CONSOLIDATED TOTAL
Total net sales. .  $           165,053   $ 155,320                6.3%       2.9%  $327,065   $308,123       6.1%       0.8%
Operating profit .  $            26,651   $  25,435                4.8%       1.7%  $ 53,460   $ 49,825       7.3%       2.5%
Operating profit
percentage . . . .                 16.1%       16.4%                **         **       16.3%      16.2%       **         **


*  Currency  adjusted  percent change is calculated based on a constant foreign exchange rate period-over-period.  Management believes  this  more  accurately  reflects  true  fluctuation  in the business without the effect of changing exchange rates.
**  Not  a  meaningful  statistic.


NET  SALES

During the three- and six- month periods ended June 30, 2004, our net sales grew at approximately 6% compared to the same period in 2003. Our sales growth was derived from volume increases in our ASF business, particularly in the Americas and Asia. In the Americas, volume growth was driven by sales of our industrial products as we experienced the benefits of a healthier economy. In Asia, our second quarter of 2004 yielded increases in both our electronics and industrial products, particularly in China. These increases were partially offset by decreases in overall sales volume in our Printing Solutions segment caused by a soft market. Also effecting sales was favorable foreign currency rates during 2004 compared to 2003 particularly with the Euro, the British Pound Sterling
(GBP)  and  the  Japanese  Yen  (Yen).

COST  OF  SALES  AND  GROSS  PROFIT

Cost of sales during the three- and six-months ended June 30, 2004, increased at a pace consistent with our increase in net sales over the same periods in the prior year. Cost of sales was also significantly impacted by the strengthening of foreign currencies, particularly the Euro, GBP and Yen, over the U.S. dollar. Our gross profit percentage was consistent year-over-year for both the three- and six-month periods. We experienced increases in margin as noted in the table above due to the leveraging of fixed costs in our ASF segment and realization of the benefits resulting from cost-saving initiatives implemented in 2003 in our ASF business in the Americas. However, these margin increases were offset by the de-leveraging of fixed costs in our Printing Solutions segment.

OPERATING  EXPENSES

Operating expenses increased during the three months ended June 30, 2004, compared with the same period in 2003, on a currency-adjusted basis. Approximately 88% of this increase related to the costs of having additional personnel and growing facilities in our ASF Segment, particularly in China.

Year-to-date, 2004 operating expenses increased compared to the previous year almost entirely due to foreign currency fluctuation. On a currency-adjusted basis, operating expenses increased 1% year-over-year. Increases experienced in the aforementioned quarterly comparisons were offset by first quarter decreases in selling, technical and administrative expenses resulting from cost reduction efforts throughout 2003.

OPERATING  PROFIT

During the three- and six-months ended June 30, 2004, operating profit grew approximately 5% and 7%, respectively. As a percent of sales, operating profit was approximately 16% for all periods presented. Our operating profit increases were the result of improved business conditions in ASF as discussed above and favorable currency exchange rates.

INTEREST  INCOME  (EXPENSE)

Interest income (expense), net remained relatively constant for the three- and six-months ended June 30, 2004, when compared to the same periods in the prior year. This balance consists primarily of interest on our outstanding bonds.

OTHER  INCOME

The change in other income for the three months ended June 30, 2004, and 2003 consisted primarily of realized gains and losses associated with our interest rate swap and foreign currency gains and losses during those quarters.
Year-to-date, 2004 other income included a gain on the sale of land in California associated with our domestic Printing Solutions business, compared to losses on sales of various ASF properties for the comparable period in 2003.

DISCONTINUED  OPERATIONS

Loss from discontinued operations, net of tax, in the quarter and year-to-date ended June 30, 2003, relates to the December 9, 2003, sale of our 60% interest in Eurocir S.A., a printed circuit board manufacturer located in Europe. The Eurocir operations represented substantially all of our remaining electronics manufacturing segment. Accordingly, the sale was accounted for as a discontinued operation and our presentation of our consolidated statements of earnings and cash flows has been restated to reflect continuing operations, with a separate presentation of results from discontinued operations. Please refer to our 2003 Annual Report to Shareholders for further discussion of this sale.

INCOME  TAX  EXPENSE

Our tax rate for the three- and six-month periods ended June 30, 2004, and 2003 was a consistent 32%.

NET  EARNINGS

Net earnings during the quarter and six months ended June 30, 2004, increased by over 10% compared to the same periods in 2003. As discussed above, this was primarily the result of increases in sales in our ASF segment and favorable currency exchange rates.

DILUTED  EARNINGS  PER  SHARE

Diluted earnings per share increased more than 13% during the second quarter and six months ended June 30, 2004, when compared to the same periods in 2003. This increase was the result of changes in the number of diluted shares, overall growth in our operations as discussed above and favorable foreign currency rates during 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

The table below summarizes our cash flows for the six months ended June 30, 2004, and 2003:





                                           2004       2003     VARIANCE
                                         --------  ---------  ----------
Cash provided by (used in):
Continuing operations . . . . . . . . .  $34,130   $ 42,497   $  (8,367)
Discontinued operations . . . . . . . .        -      2,513      (2,513)
                                         --------  ---------  ----------
Total Operating Activities. . . . . . .   34,130     45,010     (10,880)

Investing Activities. . . . . . . . . .   (2,444)    (2,701)        257
Financing Activities. . . . . . . . . .   (1,636)   (37,345)     35,709
Effect of exchange rate changes on cash     (425)     1,320      (1,745)
                                         --------  ---------  ----------
Net change in cash. . . . . . . . . . .  $29,625   $  6,284   $  23,341
                                         ========  =========  ==========


Cash flow from continuing operations declined for the first six months of 2004 compared to the same period in 2003 primarily as a result of higher accounts receivable at June 30, 2004, compared to June 30, 2003. The increase in accounts receivable was the result of an increase in exchange rates and net sales year-over-year, which were offset somewhat with improved collections in some parts of our business. The cash flow from discontinued operations in the 2003 quarter related to our Eurocir S.A. operations, which we sold in the fourth quarter of 2003, as previously noted.

Net cash used in investing activities decreased slightly during the six months ended June 30, 2004, compared to the same period in 2003. Capital expenditures were slightly higher in the 2004 period, due in large part to our plant expansion in China. Capital expenditures for the current year are expected to total approximately $15,000.

On May 7, 2003, we purchased 1,350,000 shares of our own stock from one of our shareholders for approximately $30.5 million. As a result, our net cash used in financing activities decreased significantly when comparing the six months ended June 30, 2004, to the same period in the prior year. Excluding the effects of this purchase, net cash used in financing activities were approximately $5.2 million, representing higher net debt repayments during the six months ended
June  30,  2003,  than  during  2004.

We increased our quarterly dividend from $0.03 to $0.04 in February of 2004, bringing our annual dividend to $0.16 per share from $0.12 per share in 2003. However, cash dividends paid during the first half of 2004 were consistent with the first half of 2003 due to timing of dividend funding.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At June 30, 2004, the outstanding authorization to purchase approximately 1 million shares would cost approximately $33,850.

We have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. We currently have $90.9 million in cash and cash equivalents and working capital of $215.5 million. Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is approximately $183.6 million. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50 million. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. We have other uncommitted credit facilities which presently total approximately $36 million.

Future estimated contractual cash commitments for the years subsequent to June 30, 2004 are summarized in the following table:




                                        LESS THAN    2-3       4-5     AFTER 5
                                  TOTAL   1 YEAR    YEARS     YEARS     YEARS
                                --------  -------  --------  -------  --------
Long-term debt . . . . . . . .  $300,559  $   236  $      -  $     -  $300,323
Semi-annual bond interest. . .   206,339   27,512    55,024   55,024    68,779
Capital leases . . . . . . . .       954      685       106       49       114
Operating leases . . . . . . .    25,309    5,164     9,484    5,157     5,504
Pension funding requirements .    17,136    3,136     7,000    3,500     3,500
Purchase obligations and other    11,708   11,708         -        -         -
                                --------  -------  --------  -------  --------
Total contractual cash
commitments. . . . . . . . . .  $562,005  $48,441  $ 71,614  $63,730  $378,220
                                ========  =======  ========  =======  ========



The following table reflects our ability to fund both our required obligations and its shareholder growth initiatives for fiscal 2004:




Cash and cash equivalents as June 30, 2004 . . . . . . . . . . .  $ 90,919
Other net current monetary assets as of June 30, 2004. . . . . .    92,727
                                                                  --------
                                                                   183,646

Available borrowings under revolving loan facility . . . . . . .    50,000
Availability under other uncommitted credit facilities . . . . .    36,000
                                                                  --------
    Total cash available and potentially available . . . . . . .   269,646

Contractual cash commitments due in next year. . . . . . . . . .    48,441
Expected 2004 capital expenditures for the remainder of the year    12,019
Expected 2004 dividend payments for the remainder of the year. .     4,846
                                                                  --------
    Excess of cash available and potentially available over
requirements . . . . . . . . . . . . . . . . . . . . . . . . . .  $204,340
                                                                  ========




CRITICAL  ACCOUNTING  ESTIMATES:

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

Our critical accounting policies are consistent with those disclosed in our Form 10-K for the year ended December 31, 2003.

New  Accounting  Standards

The Financial Accounting Standards Board (FASB) finalized Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-1), in January 2004. FAS 106-1 permits the deferral of application of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, to the Medicare Prescription Drug Bill. We deferred application of FAS106-1 until the issuance of final guidance by the FASB.

In May 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (FAS 106-2). FAS 106-2 gives guidance on proper accounting and disclosure treatment for changes in company-sponsored single-employer defined benefit postretirement health care plans affected by the Medicare Prescription Dug Bill. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. We will implement FAS 106-2 during its third fiscal quarter of 2004 and is currently assessing the impacts, in any, that this guidance will have on its postretirement health care plans.

FORWARD-LOOKING  STATEMENTS

This report and other of our reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

The words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.

All forward-looking statements should be considered in light of these factors. We undertake no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.


ITEM  3:
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

We are exposed to market risk in the normal course of business activity due to our operations in different foreign currencies and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign currency denominated assets and liabilities in order to minimize our exposure to foreign exchange fluctuations.

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 60% of our net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, Hong Kong and New Taiwan Dollars. For the three- and six-month periods ending June 30, 2004, there was a favorable foreign currency translation effect on earnings of approximately $0.02 per share, or 5%, and $0.05 per share, or 7%, when compared to the three- and six-months ended June 30, 2003, respectively. The annual impact on operating cash flows historically has been insignificant.

Our business operations consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 42% of our business is concentrated in the printing business, used for a wide variety of applications, while 58% of our business is concentrated on customers supplying a wide variety of chemicals to manufacturers of automotive, other industrial, electronics and offshore applications. As is usual for these businesses, we generally do not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

We have been exposed to interest rate risk, primarily from our credit facility which is based upon various floating rates. We entered into interest rate swap agreements for the purpose of reducing its exposure to possible future changes in interest rates. A remaining interest rate swap is considered speculative as there are no outstanding balances under the credit facility. We reduced our exposure to interest rate risk with a fixed rate bond offering during 2001. For additional information, see Note 12, Financial Information for Guarantors of the Corporation's Bond Offering, in Part I, Item 1. Based upon our current debt structure and expected levels of borrowing in 2004, an increase in interest rates would not result in an incremental interest expense. We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.


ITEM  4:
                             CONTROLS AND PROCEDURES

Our principle executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, they have concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.


PART  II.  OTHER  INFORMATION

ITEM  1  :  Legal  Proceedings

Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 11.

ITEM  2  :  Changes  in  Securities  and  Use  of  Proceeds

     None.

ITEM  3  :  Defaults  Upon  Senior  Securities

     None.

ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders

None during the fiscal quarter ended June 30, 2004. Refer to our first quarter Form 10-Q, dated March 31, 2004, for matters submitted to a vote of security holders during our first fiscal quarter.

ITEM  5  :  Other  Information

     None.

ITEM  6(a)  :  Exhibits





31.1    Certification of Daniel H. Leever pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Gregory M. Bolingbroke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32      Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

ITEM  6(b)  :  Reports  on  Form  8-K

Current Report on Form 8-K dated April 26, 2004, regarding earnings for the second quarter of fiscal year 2004 ended June 30, 2004.

Current Report on Form 8-K dated April 28, 2004, regarding changes in control of the registrant.

Current Report on Form 8-K dated June 29, 2004, regarding amendments to the registrant's code of ethics


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MacDermid,  Incorporated
     ------------------------
      (Registrant)


Date:  August  5,  2004     /s/  Daniel  H.  Leever
       ----------------     -----------------------
                              Daniel  H.  Leever
                                Chairman  and
                           Chief  Executive  Officer


Date:  August  5,  2004     /s/  Gregory  M.  Bolingbroke
       ----------------     -----------------------------
                              Gregory  M.  Bolingbroke
                          Senior  Vice  President,  Finance