Form 10-K/A
period 2003-12-31
MACDERMID INC
filed 2004-09-28
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549-1004

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF
                                      1934
                   For the transition period from ____to______

                         Commission file number 1-13889

                             MACDERMID, INCORPORATED
             (Exact name of Registrant as specified in its Charter)

                  Connecticut                                   06-0435750
          (State  of  Incorporation)                    (IRS  Employer I.D. No.)

            245  Freight  Street,  Waterbury,  Connecticut           06702-0671
             (Address  of  principal  executive  offices)           (Zip  Code)

        Registrant's Telephone Number, including Area Code (203) 575-5700

        Securities registered pursuant to Section 12(g) of the Act: NONE Securities registered pursuant to Section 12(b) of the Act:
     Title  of  each  class         Name  of  each  exchange on which registered
     ----------------------               ---------------------------------
     -----
     Common  Stock  Without  Par  Value               New  York  Stock  Exchange
     9.125%  Senior  Subordinated  Notes  due  2011     New  York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              Yes   X   No
                                   ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                              Yes   X   No
                                   ---     ---

The aggregate market value of Class B non-voting stock held by non-affiliates of the registrant at the close of business on June 30, 2003, was $$688,844,000 based upon the last sales price reported for such date on the New York Stock Exchange. The number of shares of the Registrant's Common Stock outstanding as of March 1, 2004, was 30,284,165 shares.

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


                                Introductory  Note
This Form 10-K/A is being filed solely for the purpose of making revisions to the following items previously included in our Form 10-K for the fiscal year ended December 31, 2003:
- Exhibit 31.1 Principal Financial Officer Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
- Exhibit 31.2 Principal Executive Officer Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
- Exhibit 32 Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and for the purpose of complying with Rule 13a-14(b) of the Securities Exchange Act of 1934
-     Exhibit Index to 2003 Form 10-K Annual Report
These items are hereby amended and restated to include the correct version of the certifications. In addition, Exhibits 31.1 and 31.2 now represent separate certifications for the Chief Financial Officer and the Chief Executive Officer while Exhibit 32 has now been signed by both certifying officers of the Corporation. The Exhibit Index to 2003 Form 10-K Annual Report is hereby amended to reflect the proper names of each of these exhibits.
Except as described above, we have not amended or modified the financial information or other disclosures contained in our Form 10-K as originally filed. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. The following represents our Form 10-K in its entirety including amendments to only those items set forth above.

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




             EXHIBIT INDEX TO 2003 FORM 10-K ANNUAL REPORT
Exhibit No.
3.1 . . . .  Restated Certificate of Incorporation, MacDermid, Incorporated amended as of       Attached
             January 16, 1998.
3.2 . . . .  Restated By-Laws of MacDermid, Incorporated amended as of May 21, 2001.            By reference
             Exhibit 3.2 to March 31, 2001 Form 10-K annual report, is incorporated by reference herein.
4 . . . . .  Credit Agreement, amended, dated as of April 28, 2003 among MacDermid,             By reference
             Incorporated, the banks signatory thereto and Bank of America, N.A. as agent, letter of credit issuing bank and swing line lender.  Exhibit 4 to May 15, 2003
             Form 10-Q quarterly report, is incorporated by reference herein.
10.1. . . .  MacDermid, Incorporated 1992 Special Stock Purchase Plan, amended as of            By reference
             November 1, 1992.  Exhibit 10 to 1993 Form 10-K annual report, is incorporated by reference herein.
10.2. . . .  MacDermid, Incorporated 1995 Equity Incentive Plan.  Exhibit 10.2 to 1996          By reference
             Form 10-K annual report, is incorporated by reference herein.
10.3. . . .  MacDermid, Incorporated 1998 Equity Incentive Plan.  Exhibit 10.3 to 1999          By reference
             Form 10-K annual report, is incorporated by reference herein.
10.4. . . .  MacDermid, Incorporated 2001 Equity Incentive Plans.  Appendix B to                By reference
             MacDermid's March 22, 2003 Schedule 14A, is incorporated by reference herein.
10.5. . . .  Severance Agreement.  Exhibit 10.5 to December 31, 2002 Form 10-K annual           By reference
             report, is incorporated by reference herein.
10.6. . . .  Employment Agreement                                                               Attached
11. . . . .  Computation of per share earnings.  Notes to consolidated financial statements     By reference
             from MacDermid's 2003 Annual Report to Shareholders, attached to this report as Exhibit 13.
13. . . . .  MacDermid's 2003 Annual Report to Shareholders, as required by Item 8.             Attached
14. . . . .  Code of Ethics of MacDermid, Incorporated                                          Attached
21. . . . .  Subsidiaries of MacDermid, Incorporated.                                           Attached
23. . . . .  Independent Auditors' Consent.                                                     Attached
24. . . . .  Powers of Attorney.                                                                Attached
31.1. . . .  Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley  Attached
             Act of 2002
31.2. . . .  Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley  Attached
             Act of 2002
32. . . . .  Written Statement of Chief Executive Officer and Chief Financial Officer           Attached
             furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
             Section 1350) and for the purpose of complying with Rule 13a-14(b) of the
             Securities Exchange Act of 1934

     (b) Reports on Form 8-K
On December 24, 2003, the Corporation filed its Form 8-K to announce it had divested of its 60% interest in Eurocir S.A., effectively ending its electronics manufacturing activities. The Form 8-K is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                             MACDERMID, INCORPORATED
                                  (Registrant)
              Dated:  September 28, 2004 for the amended Form 10-K/A
                        crtifying the report as of March 15, 2004, date
                          o the original filing

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