Form 10-Q/A
period 2004-03-31
MACDERMID INC
filed 2004-09-28
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q/A
                            Amendment No. 1 to Form 10-Q

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


                           Introductory  Note
This  Form  10-Q/A  is being filed solely for the purpose of making revisions to
Item 4, Controls and Procedures, previously included in our Form 10-Q for the period ended March 31, 2004. In addition, we have included updated and amended certifications related to these changes:
- Exhibit 31.1 Principal Financial Officer Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
- Exhibit 31.2 Principal Executive Officer Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
- Exhibit 32 Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and for the purpose of complying with Rule 13a-14(b) of the Securities Exchange Act of 1934
These items are hereby amended and restated to include a statement that our principal executive and financial officer have evaluated the effectiveness of our disclosure controls as of the date of this report. The date of our certifications has been updated to include the amended information. Except as described above, we have not amended or modified the financial information or other disclosures contained in our Form 10-Q as originally filed. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. The following represents our Form 10-Q in its entirety including amendments to only those items set forth above.








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


ITEM  4:
                             Controls and Procedures

The Corporation's principle executive and financial officers have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, they have concluded that the Corporation's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.


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


                         MacDermid,  Incorporated
                         ------------------------
                               (Registrant)




Signed: September 28, 2004          /s/  Daniel  H.  Leever
        ------------------          -----------------------
For the amended Form 10-Q/A
certifying the report as of             Daniel  H.  Leever
May 7, 2004, date of original          Chairman,  President  and
filing                                 Chief  Executive  Officer






Date: September 28, 2004            /s/  Gregory  M.  Bolingbroke
       -----------------             -----------------------------
For the amended Form 10-Q/A
certifying the report as of             Gregory  M.  Bolingbroke
May 7, 2004, date of original       Senior  Vice  President,  Finance
filing