Form 10-Q
period 2004-09-30
MACDERMID INC
filed 2004-11-08
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2004
                                    --------------------

[  ]   TRANSITION  REPORT  PERSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  _____________  to  _____________

                         COMMISSION FILE NUMBER  1-13889
                                                 -------

                             MacDermid, Incorporated
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      Connecticut                          06-0435750
                   --------------                        ------------
          (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

              1401 Blake St. Denver, Colorado                 80202
              -----------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code(720) 479-3060
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No         .
    ---     ---------
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes   X  No         .
    ---     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class          Outstanding  at November  1,  2004
     ----------------------          ---------------------------------
     Common  Stock,  no  par  value                   30,297,727  shares



                             MACDERMID, INCORPORATED
                                     INDEX


PART I: Financial Information

Item 1: Financial Statements (Unaudited)
        Consolidated Condensed Balance Sheets as of September 30, 2004, and
            December 31, 2003.
        Consolidated Condensed Statements of Earnings for the three- and nine-month periods ended September 30, 2004.
        Consolidated Statements of Cash Flows for the nine-month periods
             Ended September 30, 2004, and 2003.
        Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results
            Of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Item 4: Controls and Procedures

PART II: Other Information

Item 1: Legal Proceedings

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8'K

        Signatures


MACDERMID, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts  in  thousands  of  dollars)

                                                   September 30,    December 31,
                                                        2004           2003
                                                  ---------------  -------------
Assets . . . . . . . . . . . . . . . . . . . . .      (Unaudited)
------------------------------------------------

Current assets:
Cash and cash equivalents. . . . . . . . . . . .  $       112,053  $      61,294
Accounts receivable, net of allowance
for doubtful receivables of $13,232
and $11,908, respectively. . . . . . . . . . . .          135,081        137,149
Inventories. . . . . . . . . . . . . . . . . . .           78,318         75,775
Prepaid expenses . . . . . . . . . . . . . . . .            9,431          8,137
Deferred income taxes. . . . . . . . . . . . . .           24,164         22,960
------------------------------------------------  ---------------  -------------
    Total current assets . . . . . . . . . . . .          359,047        305,315

Property, plant and equipment, net
of accumulated depreciation of
177,956 and $172,741, respectively. . . . . . .          104,317        113,642
Goodwill . . . . . . . . . . . . . . . . . . . .          194,287        194,200
Intangibles, net of accumulated amortization of
11,556 and $10,266, respectively. . . . . . . .           28,811         30,061
Deferred income taxes. . . . . . . . . . . . . .           32,944         31,759
Other assets, net. . . . . . . . . . . . . . . .           17,260         22,258
                                                  ---------------  -------------

Total Assets                                      $       736,666  $     697,235
                                                  ===============  =============


See  accompanying  notes  to  consolidated  financial  statements.



MACDERMID,  INCORPORATED
CONSOLIDATED  BALANCE  SHEETS
(Amounts in thousands of dollars except share and per share amounts)


                                               September 30,    December 31,
                                                    2004            2003
                                              ---------------  --------------
Liabilities and shareholders' equity:. . . .      (Unaudited)
--------------------------------------------

Current liabilities:
--------------------------------------------
Accounts payable . . . . . . . . . . . . . .  $       52,621   $      54,061
Accrued compensation . . . . . . . . . . . .          11,503          11,860
Accrued interest . . . . . . . . . . . . . .           5,896          12,732
Accrued income taxes payable . . . . . . . .          11,181           3,220
Other current liabilities. . . . . . . . . .          44,144          43,750
                                              ---------------  --------------
    Total current liabilities. . . . . . . .         125,345         125,623

Long-term debt and capital lease obligations         301,058         301,203
Retirement benefits, less current portion. .          20,279          20,679
Deferred income taxes. . . . . . . . . . . .           7,308           6,232
Other long-term liabilities. . . . . . . . .           4,509           4,486
                                              ---------------  --------------
    Total liabilities. . . . . . . . . . . .         458,499         458,223
                                              ---------------  --------------

Shareholders' equity:
--------------------------------------------
Common stock, authorized 75,000,000
shares, issued 46,827,701 at September 30,
2004, and 46,813,138 shares at December
31, 2003, at stated value of $1.00 per share          46,828          46,813
Additional paid-in capital . . . . . . . . .          30,538          25,884
Retained earnings. . . . . . . . . . . . . .         313,388         278,705
Accumulated other comprehensive income . . .           2,126           2,355
Less - cost of common shares held in
treasury, 16,547,686 at September 30, 2004,
16,548,604 at December 31, 2003. . . . . . .        (114,713)       (114,745)
                                              ---------------  --------------
    Total shareholders' equity . . . . . . .         278,167         239,012
                                              ---------------  --------------
                                              $      736,666   $     697,235
                                              ===============  ==============

See  accompanying  notes  to  consolidated  financial  statements.





MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands of dollars except per share amounts)
(Unaudited)
                                          Three months ended    Nine months ended
                                             September 30,         September 30,
                                            2004       2003       2004       2003
                                         ---------  ---------  ---------  ---------

Net sales . . . . . . . . . . . . . . .  $161,585   $149,657   $488,650   $457,780
Cost of sales . . . . . . . . . . . . .    85,210     79,741    256,675    241,528
                                         ---------  ---------  ---------  ---------
    Gross profit. . . . . . . . . . . .    76,375     69,916    231,975    216,252

Operating expenses:
  Selling, technical and administrative    45,254     42,188    136,841    128,973
  Research and development. . . . . . .     5,375      4,950     15,928     14,676
                                         ---------  ---------  ---------  ---------
                                           50,629     47,138    152,769    143,649
                                         ---------  ---------  ---------  ---------
    Operating profit. . . . . . . . . .    25,746     22,778     79,206     72,603

Other income (expense):
  Interest income . . . . . . . . . . .       367        120        779        626
  Interest expense. . . . . . . . . . .    (7,654)    (7,550)   (23,321)   (23,219)
  Miscellaneous income. . . . . . . . .        92      2,833        531      3,172
                                         ---------  ---------  ---------  ---------
                                           (7,195)    (4,597)   (22,011)   (19,421)

Earnings from continuing operations
  before income taxes . . . . . . . . .    18,551     18,181     57,195     53,182
Income taxes. . . . . . . . . . . . . .    (6,508)    (5,820)   (18,874)   (17,019)
                                         ---------  ---------  ---------  ---------
Earnings from continuing operations . .    12,043     12,361     38,321     36,163
Discontinued operations, net of tax . .         -         66          -        (40)
Cumulative effect of accounting
  change. . . . . . . . . . . . . . . .         -      1,014          -      1,014
                                         ---------  ---------  ---------  ---------
Net earnings. . . . . . . . . . . . . .  $ 12,043   $ 13,441   $ 38,321   $ 37,137
                                         =========  =========  =========  =========


Basic earnings per common share:
   Continuing operations before
     cumulative effect of accounting
     change and discontinued. . . . . .  $   0.40   $   0.40   $   1.27   $   1.15
     operations
   Discontinued operations. . . . . . .         -          -          -          -
   Cumulative effect of accounting
      change. . . . . . . . . . . . . .         -       0.03          -       0.03
                                         ---------  ---------  ---------  ---------
      Net earnings per common share . .  $   0.40   $   0.43   $   1.27   $   1.18
                                         =========  =========  =========  =========

Diluted earnings per common share:
   Continuing operations before
     cumulative effect of accounting
     change and discontinued. . . . . .  $   0.39   $   0.40   $   1.24   $   1.14
     operations
   Discontinued operations. . . . . . .         -          -          -          -
   Cumulative effect of accounting
      change. . . . . . . . . . . . . .         -       0.03          -       0.03
                                         ---------  ---------  ---------  ---------
     Net earnings per common share. . .  $   0.39   $   0.43   $   1.24   $   1.17
                                         =========  =========  =========  =========

Weighted average common shares
outstanding:
  Basic . . . . . . . . . . . . . . . .    30,280     30,906     30,276     31,570
                                         =========  =========  =========  =========
  Diluted . . . . . . . . . . . . . . .    30,908     31,059     30,988     31,744
                                         =========  =========  =========  =========

Cash dividends  per common share . . .   $   0.04   $   0.02   $   0.12   $   0.06
                                         =========  =========  =========  =========


See  accompanying  notes  to  consolidated  financial  statements.



MACDERMID,  INCORPORATED
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Amounts in thousands of dollars)
(Unaudited)

                                                 Nine months ended
                                                    September 30,
                                                   2004      2003
                                                ---------  ---------

Net cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . .  $ 38,321   $ 37,137
Adjustments to reconcile net income to
net  income from continuing operations:
Loss from discontinued operations, net of  tax         -         40
                                                ---------  ---------
Income from continuing operations. . . . . . .    38,321     37,177
Adjustments to reconcile earnings from
continuing operations to net cash provided by
operating activities:
Depreciation . . . . . . . . . . . . . . . . .    12,011     11,817
Amortization . . . . . . . . . . . . . . . . .     2,159      2,412
Provision for bad debts. . . . . . . . . . . .     3,024      3,559
Deferred income taxes. . . . . . . . . . . . .    (1,431)         -
Stock compensation expense . . . . . . . . . .     4,383      3,100
Changes in assets and liabilities:
   (Increase) decrease in receivables. . . . .    (1,890)     3,057
   (Increase) decrease in inventories. . . . .    (2,861)     2,411
   Decrease in prepaid expenses. . . . . . . .    (1,317)    (2,819)
   Decrease in accounts payable. . . . . . . .    (2,355)    (3,856)
   Decrease in accrued expenses. . . . . . . .    (6,127)    (1,786)
   Increase in income tax liabilities. . . . .     7,952      3,373
   Other . . . . . . . . . . . . . . . . . . .     5,239      3,157
                                                ---------  ---------
Cash provided by continuing operations . . . .    57,108     61,602
Cash provided by discontinued operations . . .         -        657
                                                ---------  ---------
   Net cash flows provided by operating
    activities. . . . . . . . . . . . . . . .     57,108     62,259

Cash flows from investing activities:
Capital expenditures . . . . . . . . . . . . .    (5,933)    (7,179)
  Proceeds from disposition of fixed assets. .     2,721      1,688
                                                ---------  ---------
  Net cash flows used in investing activities.    (3,212)    (5,491)

Cash flows from financing activities:
  Net repayments of short-term borrowings. . .      (533)    (4,735)
  Proceeds from long-term borrowings . . . . .        25      3,570
  Repayments of long-term borrowings . . . . .      (493)    (5,367)
  Issuance from (purchase of) treasury shares.        31    (51,753)
  Proceeds from exercise of stock options. . .       285        812
  Dividends paid . . . . . . . . . . . . . . .    (2,423)    (2,846)
                                                ---------  ---------
  Net cash flows used in financing activities.    (3,108)   (60,319)

Effect of exchange rate changes on cash
and cash equivalents . . . . . . . . . . . . .       (29)     1,637
                                                ---------  ---------
Net increase (decrease) in cash and cash
----------------------------------------------
equivalents. . . . . . . . . . . . . . . . . .    50,759     (1,914)
Cash and cash equivalents at beginning of
period . . . . . . . . . . . . . . . . . . . .    61,294     32,019
                                                ---------  ---------
Cash and cash equivalents at end of period . .  $112,053   $ 30,105
                                                =========  =========

Cash paid for interest . . . . . . . . . . . .  $ 29,047   $ 30,639
                                                =========  =========
Cash paid for income taxes . . . . . . . . . .  $ 12,353   $ 13,664
                                                =========  =========

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except share and per share amounts)

NOTE  1.     Summary  of  Significant  Accounting  Policies

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated and its subsidiary companies as of September 30, 2004, and the results of operations for the three- and nine-month periods ended September 30, 2004, and 2003. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2003.

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


NOTE  2.     Earnings  Per  Common  Share  and  Other  Common  Share Information

Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 2,067,650 and 1,279,260 shares of common stock were outstanding during the periods ended September 30, 2004, and 2003, but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of September 30, 2004, and 2003, respectively.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:




                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2004                             2003        2004        2003
                                  --------------------------------  -------------------------------  ----------  ----------
Basic common shares. . . . . . .                        30,280,014                       30,906,254  30,275,800  31,570,451
Dilutive effect of stock options                           627,663                          153,177     712,459     173,120
                                  --------------------------------  -------------------------------  ----------  ----------
Diluted common shares. . . . . .                        30,907,677                       31,059,431  30,988,259  31,743,571
                                  ================================  ===============================  ==========  ==========

On May 7, 2003, we executed a purchase and sale agreement with a third party to acquire 2,201,720 outstanding shares of MacDermid, Incorporated common shares on or before November 3, 2003. We purchased 1,350,000 on that date at $22.60 per share and 851,720 shares on September 22, 2003, for $25.00 per share. Share purchases are reflected in our treasury shares balance on our Consolidated Balance Sheets. Refer to our Annual Report to Shareholders for the year ended December 31, 2003, for more information. No share purchases of this nature were made in the three- or nine-month periods ending September 30, 2004.


NOTE  3.     Stock-Based  Plans

We grant stock options to our Board of Directors and to our employees. We also grant stock awards to our Board of Directors. The stock awards are granted at fair market value and the related expense is recognized at the date of grant. The amount of expense recognized during the three- and nine-month periods ended September 30, 2004, and 2003, related to the stock awards was immaterial. Effective April 1, 2001, we adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three month periods ended September 30, 2004, and 2003, we charged $1,352 and $915, respectively, to expense related to stock options. During the nine month periods ended September 30, 2004, and 2003 we charged $4,314 and $2,986, respectively, to expense related to stock options. Previously, and since April 1, 1996, we had adopted the disclosure requirements of SFAS 123 and continued to account for our stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Had we used the fair value expense recognition method of accounting for all stock options granted under our plans between April 1, 1996, and April 1, 2001, net earnings and net earnings per common share for the three- and nine-month periods ended September 30, 2004, and 2003, would have been reduced to the following pro forma amounts:




                                        THREE MONTHS ENDED  SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2004                               2003      2004      2003
                                     ------------------------------------  ----------------------------------  --------  --------
Net earnings available for common
shareholders as reported. . . . . . .  $                           12,043   $                         13,441   $38,321   $37,137
                                     ------------------------------------  ----------------------------------  --------  --------
Add: stock based employee
compensation expense included in
reported net income, net of related
tax effects . . . . . . . . . . . . .                                 875                                622     2,937     2,108
Deduct: total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects. .                                (875)                              (701)   (3,014)   (2,425)
                                     ------------------------------------  ----------------------------------  --------  --------
Pro forma net earnings. . . . . . . .  $                           12,043   $                         13,362   $38,244   $36,820
                                       -----------------------------------  ---------------------------------  --------  --------

Net earnings per common share:
  Basic
    As reported . . . . . . . . . . .  $                             0.40   $                           0.43   $  1.27   $  1.18
    Pro forma . . . . . . . . . . . .  $                             0.40   $                           0.43   $  1.26   $  1.17
  Diluted
    As reported . . . . . . . . . . .  $                             0.39   $                           0.43   $  1.24   $  1.17
    Pro forma . . . . . . . . . . . .  $                             0.39   $                           0.43   $  1.23   $  1.16


NOTE  4.     Goodwill  and  Other  Intangible  Assets

Acquired intangible assets as of September 30, 2004, and December 31, 2003, are as follows:




                                                            AS OF
                                 SEPTEMBER 30, 2004                     DECEMBER 31, 2003
              Gross Carrying         Accumulated       Net    Gross Carrying     Accumulated      Net
                Amount              Amortization      Amount       Amount        Amortization   Amount
            -------------------  -------------------  -------  ---------------  --------------  -------
Patents. .  $            17,566  $           (7,764)  $ 9,802  $        17,566  $      (6,851)  $10,715
Trademarks               20,135              (2,098)   18,037           20,133         (1,951)   18,182
Others . .                2,666              (1,694)      972            2,628         (1,464)    1,164
            -------------------  -------------------  -------  ---------------  --------------  -------
   Total .  $            40,367  $          (11,556)  $28,811  $        40,327  $     (10,266)  $30,061
            ===================  ===================  =======  ===============  ==============  =======

Included in the table above is the net carrying amount of $16,233 at September 30, 2004, and December 31, 2003, for trademarks which are not being amortized due to the indefinite life associated with these assets. Amortization expense related to amortization of intangible assets for the three month periods ended September 30, 2004, and 2003, was $426 and $444, respectively. Amortization expense related to amortization of intangible assets for the nine month periods ended September 30, 2004, and 2003, was $1,304 and $1,506, respectively.
Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of 5 to 30 years.

Amortization expense for intangible assets is expected to approximate $1,739 for each of the next five years.

Goodwill carrying amounts for the periods ended September 30, 2004, and December 31, 2003, were $194,287 and $194,200, respectively. Goodwill carrying amounts by segment as of September 30, 2004, were: Advanced Surface Finishing, $122,156, and Printing Solutions, $72,131. We acquired a small company in our ASF Segment in Europe that resulted in an increase of goodwill of approximately $87. The purchase of this company resulted in an immaterial effect to our financial statements as the total purchase price was less than $165.

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


NOTE  5.     Comprehensive  Income

The components of comprehensive income for the three- and nine-month periods ended September 30, 2004, and 2003, are as follows:




                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                                             2004                              2003     2004      2003
                               ----------------------------------  --------------------------------  --------  -------
Net earnings. . . . . . . . .  $                           12,043  $                         13,441  $38,321   $37,137
Other comprehensive income:
Unrealized gain on available-
for-sale securities . . . . .                                  50                                 -       50         -
Foreign currency translation
   adjustment . . . . . . . .                               2,118                             1,903     (279)   11,218
                               ----------------------------------  --------------------------------  --------  -------
Comprehensive income. . . . .  $                           14,211  $                         15,344  $38,092   $48,355
                               ==================================  ================================  ========  =======


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







                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                       2004       2003       2004       2003
                                     ---------  ---------  ---------  ---------
Results of operations by segment:
Net sales:
   Advanced Surface Finishing
Total segment net sales . . . . . .  $ 98,321   $ 87,075   $292,253   $261,337
Intersegment sales. . . . . . . . .    (2,185)    (1,633)    (6,253)    (5,297)
                                     ---------  ---------  ---------  ---------
 Net external sales for the segment    96,136     85,442    286,000    256,040
Printing Solutions. . . . . . . . .    65,449     64,215    202,650    201,740
                                     ---------  ---------  ---------  ---------
   Consolidated net sales . . . . .  $161,585   $149,657   $488,650   $457,780
                                     =========  =========  =========  =========

Operating profit (loss):
   Advanced Surface Finishing . . .  $ 16,276   $ 12,577   $ 46,742   $ 37,339
   Printing Solutions . . . . . . .     9,470     10,201     32,464     35,264
                                     ---------  ---------  ---------  ---------
     Consolidated operating profit.  $ 25,746   $ 22,778   $ 79,206   $ 72,603
                                     =========  =========  =========  =========





                                             AS OF
                                   SEPTEMBER 30,    DECEMBER 31,
                                       2004            2003
                                 ---------------  --------------
Identifiable assets by segment:
Advanced Surface Finishing. . .  $      516,212   $     513,729
Printing Solutions. . . . . . .         240,014         268,204
Unallocated corporate assets. .         110,012          88,039
Intercompany eliminations . . .        (129,572)       (172,737)
                                 ---------------  --------------
   Consolidated assets. . . . .  $      736,666   $     697,235
                                 ===============  ==============


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

As of September 30, 2004, reserves of $411 remained in other accrued liabilities on the consolidated balance sheet, which relates to the facilities. During the three- and nine-months ended September 30, 2004, we made cash payments of $48 and $143, respectively, relating to these reserves. Netting against our cash payments for the three and nine months ended September 30, 2004, was $23 and $70 in rental income related to a sublease on one of our properties.


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

The following table presents the amounts segregated from the consolidated statements of earnings and reflected as discontinued operations:




                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30, 2003    SEPTEMBER 30, 2003

Net Sales. . . . . . . . . . . . . .  $            19,110   $            61,683

Income (loss) before income taxes. .                   96                   (58)
Income tax (expense) benefit . . . .                  (30)                   18
                                      --------------------  --------------------
Discountinued operations, net of tax  $                66   $               (40)
                                      ====================  ====================


NOTE  9.

The major components of inventory at September 30, 2004 and December 31, 2003 were as follows:




                            SEPTEMBER 30, 2004   DECEMBER 31, 2003
                            -------------------  ------------------

Finished goods . . . . . .  $            41,767  $           37,396
Raw materials and supplies               29,077              30,062
Equipment. . . . . . . . .                7,474               8,317
                            -------------------  ------------------
Inventories. . . . . . . .  $            78,318  $           75,775
                            ===================  ==================


NOTE  10.  Pension  and  postretirement  Benefits  Plans

The following table shows the components of the net periodic pension benefit costs we incurred in the three-and nine-month periods ended September 30 2004, and 2003:




                                                      PENSION BENEFITS
                                     -----------------------------------------------
                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------  -------  --------  --------
                                                  2004     2003      2004      2003
                                     ------------------  -------  --------  --------
Net periodic benefit cost:
Service Costs . . . . . . . . . . .  $             936   $  894   $ 2,808   $ 2,682
Interest Costs. . . . . . . . . . .                898      820     2,694     2,460
Expected return on plan assets. . .               (876)    (716)   (2,628)   (2,148)
Amortization of prior service costs                  6        6        18        18
Recognized actuarial (gain)/loss. .                 83       60       249       180
                                     ------------------  -------  --------  --------
Net periodic benefit cost . . . . .  $           1,047   $1,064   $ 3,141   $ 3,192
                                     ==================  =======  ========  ========


The estimated net periodic benefit cost for our other postretirement benefits was $160 and $480 for the three- and nine-months ended September 30, 2004, and 2003, respectively.

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to contribute $3,136 to our pension plans in 2004. As of September 30, 2004, $2,000 of contributions have been made. We currently expect to contribute $1,136 to our pension plans during the remainder of 2004.

In May 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (FAS 106-2). We adopted FAS 106-2 as of September 30, 2004, however due to the fact that the regulations surrounding the Medicare Prescription Drug, Improvement and Modernization Act of 2003 are not yet final, our adoption of this FAS had no effect on our financial statements for the three or nine-month periods ended September 30, 2004. See further discussion in Item 2: Management's Discussion and Analysis, "Critical Accounting Estimates."


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

We are named as a potentially responsible party ("PRP") at two Superfund sites, Fike-Artel in Nitro, West Virginia and Solvent Recovery Service in Southington, Connecticut. There are many other PRPs involved at these sites. With respect to both of these sites, we have entered into cost sharing agreements with the applicable PRP groups and the Company's allocated cost share with regard to each of these sites is deminimus at 0.2%. Our ongoing costs with respect to each site generally range from about $2-$4 thousand dollars per quarter. As a result of the deminimus nature of the costs no specific reserve has been established. The Company has also been contacted with requests for information with regard to two additional sites, Whitney Barrel in Massachusetts and the Lake Calumet Cluster site in Illinois. The Company has found no information connecting it or its subsidiaries to these sites and has not received a PRP notice regarding these two additional sites. As a result no reserve is deemed appropriate in this regard at this time. While the ultimate costs of such liabilities are difficult to predict, we do not expect that our costs associated with these sites will be material.

In addition, some of our facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which we are conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998, acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. We have established an environmental remediation reserve of $1,700, predominantly attributable to those Canning sites that we believe will require environmental remediation. With respect to those sites, we also believe that our Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. We estimate the range of cleanup costs at the Canning sites between $2,000 and $5,000 and have recorded a $3,300 accrual (comprised of the foregoing $1,700 reserve and the $1,600 deferred purchase price) related to these costs, representing management's best estimate of total costs within this range. Investigations into the extent of contamination, however, are ongoing with respect to these sites. To the extent our liabilities exceed the $1,600 deferred purchase price, we may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. We have instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in our favor, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. We expect that the remediation will take several years. We are continuing to monitor the environmental condition at the Waukegan site. Significant remediation activities have already been concluded on the Waukegan site, however, it has not yet been determined whether additional remediation activities will be required. We are also in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined. We have recorded a reserve of $650 with regard to this remediation. We do not anticipate that we will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

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


NOTE  13.     Guarantor  Financial  Statements

MacDermid, Inc. ("Issuer") issued 9 1/8% Senior Subordinated Notes ("Bond Offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly 100% owned domestic restricted subsidiaries of MacDermid, Inc. ("Guarantors"). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. Our foreign subsidiaries ("Non-Guarantors") are not guarantors of the indebtedness under the Bond Offering.

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

The following financial information sets forth our Condensed Consolidating Balance Sheets as of September 30, 2004, and December 31, 2003; the Condensed Consolidating Statements of Earnings for the three- and nine-month periods ending September 30, 2004, and 2003; and the Condensed Consolidating Statements of Cash Flows for the nine months ending September 30, 2004, and 2003.



CONSOLIDATED  BALANCE  SHEETS
SEPTEMBER  30,  2004
(Unaudited)


                                                                                                 MACDERMID
                                                 GUARANTOR     NONGUARANTOR                     INCORPORATED
                                      ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                                    ----------  -------------  --------------  --------------  -----------------
Assets
----------------------------------
Current assets:
Cash and cash equivalents. . . . .  $   63,210  $       1,361  $      47,482   $           -   $         112,053
Accounts receivables, net. . . . .      11,181         15,626        108,274               -             135,081
Due (to) from affiliates . . . . .      13,561         74,862        (88,423)              -                   -
Inventories, net . . . . . . . . .       5,694         22,368         50,256               -              78,318
Prepaid expenses . . . . . . . . .       1,165          2,468          5,798               -               9,431
Deferred income taxes. . . . . . .      17,883              -          6,281               -              24,164
                                    ----------  -------------  --------------  --------------  -----------------
Total current assets . . . . . . .     112,694        116,685        129,668               -             359,047

Property, plant and equipment, net      14,494         34,023         55,800               -             104,317
Goodwill . . . . . . . . . . . . .      21,680         68,574        104,033               -             194,287
Intangibles, net . . . . . . . . .           -          5,171         23,640               -              28,811
Investments in subsidiaries. . . .     458,124        228,734              -        (686,858)                  -
Deferred income taxes. . . . . . .      19,745              -         13,199               -              32,944
Other assets, net. . . . . . . . .       6,269          4,047          6,944               -              17,260
                                    ----------  -------------  --------------  --------------  -----------------
                                    $  633,006  $     457,234  $     333,284   $    (686,858)  $         736,666
                                    =========  ==============  =============  ==============  ==================



CONSOLIDATED  BALANCE  SHEETS  (CONTINUED)
SEPTEMBER  30,  2004
(Unaudited)


                                                                                                   MACDERMID
                                                   GUARANTOR     NONGUARANTOR                     INCORPORATED
                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    AND SUBSIDIARIES
                                      ----------  -------------  -------------  --------------  -----------------
Liabilities and Shareholders' equity
------------------------------------
Current liabilities:
Accounts payable . . . . . . . . . .  $    9,508  $       6,878  $      36,235  $           -   $          52,621
Accrued compensation . . . . . . . .       3,395          1,983          6,125              -              11,503
Accrued interest . . . . . . . . . .       5,891              -              5              -               5,896
Accrued income taxes payable . . . .       4,201          1,082          5,898              -              11,181
Other current liabilities. . . . . .      13,301          5,792         25,051              -              44,144
                                      ----------  -------------  -------------  --------------  -----------------
Total current liabilities. . . . . .      36,296         15,735         73,314              -             125,345

Long-term obligations. . . . . . . .     300,354            324            380              -             301,058
Retirement benefits, less
current portion. . . . . . . . . . .      14,775              -          5,504              -              20,279
Deferred income taxes. . . . . . . .           -              -          7,308              -               7,308
Other long-term liabilities. . . . .       3,414            260            835              -               4,509
                                      ----------  -------------  -------------  --------------  -----------------
Total liabilities. . . . . . . . . .     354,839         16,319         87,341              -             458,499
                                      ----------  -------------  -------------  --------------  -----------------

Total shareholders' equity . . . . .     278,167        440,915        245,943       (686,858)            278,167
                                      ----------  -------------  -------------  --------------  -----------------
Total Liabilities and
Shareholders' Equity . . . . . . . .  $  633,006  $     457,234  $     333,284  $    (686,858)  $         736,666
                                      ==========  =============  =============  ==============  =================



CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2003


                                                                                                  MACDERMID
                                                 GUARANTOR     NONGUARANTOR                      INCORPORATED
                                      ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                                    ----------  -------------  --------------  --------------  -----------------
Assets
----------------------------------
Current assets:
Cash and cash equivalents. . . . .  $   18,295  $       1,286  $      41,713   $           -   $          61,294
Accounts receivables, net. . . . .      10,598         16,523        110,028               -             137,149
Due (to) from affiliates . . . . .      89,236         12,554       (101,790)              -                   -
Inventories, net . . . . . . . . .       6,417         23,343         46,015               -              75,775
Prepaid expenses . . . . . . . . .       1,188          1,925          5,024               -               8,137
Deferred income taxes. . . . . . .      17,890              -          5,070               -              22,960
                                    ----------  -------------  --------------  --------------  -----------------
Total current assets . . . . . . .     143,624         55,631        106,060               -             305,315

Property, plant and equipment, net      13,962         39,386         60,294               -             113,642
Goodwill . . . . . . . . . . . . .      21,680         68,574        103,946               -             194,200
Intangibles, net . . . . . . . . .           -          5,672         24,389               -              30,061
Investments in subsidiaries. . . .     391,289        232,851              -        (624,140)                  -
Deferred income taxes. . . . . . .      29,601              -          2,158               -              31,759
Other assets, net. . . . . . . . .       8,196          6,532          7,530               -              22,258
                                    ----------  -------------  --------------  --------------  -----------------
                                    $  608,352  $     408,646  $     304,377   $    (624,140)  $         697,235
                                    ==========  =============  ==============  ==============  =================




CONSOLIDATED  BALANCE  SHEETS  (CONTINUED)
DECEMBER  31,  2003


                                                                                                         MACDERMID
                                                        GUARANTOR     NONGUARANTOR                      INCORPORATED
                                             ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                                           ----------  -------------  --------------  --------------  -----------------
Liabilities and Shareholders' equity
-----------------------------------------
Current liabilities:
Accounts payable. . . . . . . . . . . . .  $    8,281  $       7,268  $      38,512   $           -   $          54,061
Accrued compensation. . . . . . . . . . .       3,534          2,025          6,301               -              11,860
Accrued interest. . . . . . . . . . . . .      12,658              -             74               -              12,732
Accrued income taxes payable. . . . . . .      13,095            882        (10,757)              -               3,220
Other current liabilities . . . . . . . .      12,965          6,631         24,154               -              43,750
                                           ----------  -------------  --------------  --------------  -----------------
Total current liabilities . . . . . . . .      50,533         16,806         58,284               -             125,623

Long-term obligations . . . . . . . . . .     300,265            524            414               -             301,203
Retirement benefits, less current portion      15,123              -          5,556               -              20,679
Deferred income taxes . . . . . . . . . .           -              -          6,232               -               6,232
Other long-term liabilities . . . . . . .       3,419             27          1,040               -               4,486
                                           ----------  -------------  --------------  --------------  -----------------
Total liabilities . . . . . . . . . . . .     369,340         17,357         71,526               -             458,223
                                           ----------  -------------  --------------  --------------  -----------------

Total shareholders' equity. . . . . . . .     239,012        391,289        232,851        (624,140)            239,012
                                           ----------  -------------  --------------  --------------  -----------------
Total liabilities and
stockholders' equity. . . . . . . . . . .  $  608,352  $     408,646  $     304,377   $    (624,140)  $         697,235
                                           ==========  =============  ==============  ==============  =================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2004
(Unaudited)


                                                                                               MACDERMID
                                             GUARANTOR      NONGUARANTOR                      INCORPORATED
                               ISSUER       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               -----------  --------------  --------------  --------------  ------------------
Net sales . . . . . . . . . .  $   22,661   $      39,454   $     103,880   $      (4,410)  $         161,585
Cost of sales . . . . . . . .      14,225          16,938          58,457          (4,410)             85,210
                               -----------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .       8,436          22,516          45,423               -              76,375

Operating expenses:
Selling, technical and
administrative. . . . . . . .      11,694           7,536          26,024               -              45,254
Research and development. . .       1,583           1,897           1,895               -               5,375
                               -----------  --------------  --------------  --------------  ------------------
                                   13,277           9,433          27,919               -              50,629
                               -----------  --------------  --------------  --------------  ------------------
Operating (loss) profit . . .      (4,841)         13,083          17,504          25,746

Equity in earnings of
subsidiaries. . . . . . . . .      20,638          13,098               -         (33,736)                  -
Interest income . . . . . . .         159               6             202               -                 367
Interest expense. . . . . . .      (7,641)             (6)             (7)              -              (7,654)
                               -----------  --------------  --------------  --------------  ------------------
Miscellaneous income
(expense), net. . . . . . . .         102             (45)             35               -                  92
                               -----------  --------------  --------------  --------------  ------------------
                                   13,258          13,053             230         (33,736)             (7,195)
                               -----------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.       8,417          26,136          17,734         (33,736)             18,551
Income tax benefit
(expense) . . . . . . . . . .       3,626          (5,498)         (4,636)              -              (6,508)
                               -----------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $   12,043   $      20,638   $      13,098   $     (33,736)  $          12,043
                               ===========  ==============  ==============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2003
(Unaudited)


                                                                         UNRESTRICTED                      MACDERMID
                                          GUARANTOR      NONGUARANTOR    NONGUARANTOR                    INCORPORATED
                            ISSUER       SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    AND SUBSIDIARIES
                         --------------  --------------  --------------  -------------  --------------  ------------------
Net sales . . . . . . .  $      20,867   $      39,351   $      93,040   $           -  $      (3,601)  $         149,657
Cost of sales . . . . .         13,876          18,771          50,695               -         (3,601)             79,741
                         --------------  --------------  --------------  -------------  --------------  ------------------
Gross profit. . . . . .          6,991          20,580          42,345               -              -              69,916

Operating expenses:
Selling, technical and
administrative. . . . .          9,702           7,961          24,525               -              -              42,188
Research and
development . . . . . .          1,789           1,690           1,471               -              -               4,950
                         --------------  --------------  --------------  -------------  --------------  ------------------
                                11,491           9,651          25,996               -              -              47,138
                         --------------  --------------  --------------  -------------  --------------  ------------------
Operating profit (loss)         (4,500)         10,929          16,349               -              -              22,778

Equity in earnings of
subsidiaries. . . . . .         18,758          10,878              66               -        (29,702)                  -
Interest income . . . .             25              27              68               -              -                 120
Interest expense. . . .         (7,938)          1,112            (724)              -              -              (7,550)
Miscellaneous income
(expense), net. . . . .          2,766             102             (35)              -              -               2,833
                         --------------  --------------  --------------  -------------  --------------  ------------------
                                13,611          12,119            (625)              -              -              (4,597)
                         --------------  --------------  --------------  -------------  --------------  ------------------

Earnings (loss) from
continuing operations
before taxes. . . . . .          9,111          23,048          15,724               -        (29,702)             18,181
Income tax benefit
(expense) . . . . . . .          3,316          (4,290)         (4,846)              -              -              (5,820)
                         --------------  --------------  --------------  -------------  --------------  ------------------
Earnings from
continuing operations .         12,427          18,758          10,878               -        (29,702)             12,361
Discontinued
operations. . . . . . .              -               -               -              66              -                  66
Cumulative effect of
accounting change . . .          1,014               -               -               -              -               1,014
                         --------------  --------------  --------------  -------------  --------------  ------------------
Net earnings (loss) . .  $      13,441   $      18,758   $      10,878   $          66  $     (29,702)  $          13,441
                         ==============  ==============  ==============  =============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2004
(Unaudited)


                                                                                               MACDERMID
                                             GUARANTOR      NONGUARANTOR                      INCORPORATED
                                 ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               -----------  --------------  --------------  --------------  ------------------
Net sales . . . . . . . . . .  $   69,960   $     120,589   $     311,403   $     (13,302)  $         488,650
Cost of sales . . . . . . . .      45,348          51,216         173,413         (13,302)            256,675
                               -----------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .      24,612          69,373         137,990               -             231,975

Operating expenses:
Selling, technical and
administrative. . . . . . . .      33,510          22,214          81,117               -             136,841
Research and development. . .       5,103           5,424           5,401               -              15,928
                               -----------  --------------  --------------  --------------  ------------------
                                   38,613          27,638          86,518               -             152,769
                               -----------  --------------  --------------  --------------  ------------------
Operating profit (loss) . . .     (14,001)         41,735          51,472               -              79,206

Equity in earnings of
subsidiaries. . . . . . . . .      62,886          37,724               -       (107,118))                  -
Interest income . . . . . . .         283              16             480               -                 779
Interest expense. . . . . . .     (23,067)            (18)           (236)              -             (23,321)
Miscellaneous income
(expense), net. . . . . . . .         769             129            (367)              -                 531
                               -----------  --------------  --------------  --------------  ------------------
                                   40,871          37,851            (123)       (107,118)            (22,011)
                               -----------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.      26,870          79,586          51,349        (107,118)             57,195
Income tax benefit
(expense) . . . . . . . . . .      11,451         (16,700)        (13,625)              -             (18,874)
                               -----------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $   38,321   $      62,886   $      37,724   $    (107,118)  $          38,321
                               ===========  ==============  ==============  ==============  ==================



CONSOLIDATED  STATEMENTS  OF  EARNINGS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2003
(Unaudited)


                                                                         UNRESTRICTED                      MACDERMID
                                          GUARANTOR      NONGUARANTOR    NONGUARANTOR                     INCORPORATED
                            ISSUER       SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                         --------------  --------------  --------------  --------------
Net sales . . . . . . .  $      65,938   $     125,671   $     278,346   $           -   $     (12,175)  $         457,780
Cost of sales . . . . .         42,512          57,430         153,761               -         (12,175)            241,528
                         --------------  --------------  --------------  --------------  --------------  ------------------
Gross profit. . . . . .         23,426          68,241         124,585               -               -             216,252

Operating expenses:
Selling, technical and
administrative. . . . .         31,339          25,221          72,413               -               -             128,973
Research and
development . . . . . .          5,084           5,119           4,473               -               -              14,676
                         --------------  --------------  --------------  --------------  --------------  ------------------
                                36,423          30,340          76,886               -               -             143,649
                         --------------  --------------  --------------  --------------  --------------  ------------------
Operating profit (loss)        (12,997)         37,901          47,699               -               -              72,603

Equity in earnings of
subsidiaries. . . . . .         57,355          31,064             (40)              -         (88,379)                  -
Interest income . . . .            105             133             388               -               -                 626
Interest expense. . . .        (24,123)          3,356          (2,452)              -               -             (23,219)
Miscellaneous income
(expense), net. . . . .          3,029             380            (237)              -               -               3,172
                         --------------  --------------  --------------  --------------  --------------  ------------------
                                36,366          34,933          (2,341)              -         (88,379)            (19,421)
                         --------------  --------------  --------------  --------------  --------------  ------------------

Earnings (loss) from
continuing operations
before taxes. . . . . .         23,369          72,834          45,358               -         (88,379)             53,182
Income tax benefit
(expense) . . . . . . .         12,754         (15,479)        (14,294)              -               -             (17,019)
                         --------------  --------------  --------------  --------------  --------------  ------------------
Earnings from
continuing operations .         36,123          57,355          31,064         (88,379)         36,163
Discontinued
operations. . . . . . .              -               -               -             (40)              -                 (40)
Cumulative effect of
accounting change . . .          1,014               -               -               -               -               1,014
                         --------------  --------------  --------------  --------------  --------------  ------------------
Net earnings (loss) . .  $      37,137   $      57,355   $      31,064   $         (40)  $     (88,379)  $          37,137
                         ==============  ==============  ==============  ==============  ==============  ==================



CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2004
(Unaudited)


                                                                                  MACDERMID
                                                GUARANTOR      NONGUARANTOR      INCORPORATED
                                  ISSUER       SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                               -------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . . . .  $  (17,419)  $      31,137   $      43,390   $          57,108

Investing activities:
Capital expenditures. . . . . .      (2,267)           (945)         (2,721)             (5,933)
Proceeds from disposition of
fixed assets. . . . . . . . . .           1           2,211             509               2,721
                               -------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . . . .      (2,266)          1,266          (2,212)             (3,212)

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . . . .           -               -            (533)               (533)
Proceeds from long-term
borrowings. . . . . . . . . . .          25               -               -                  25
Repayments of long-term
borrowings. . . . . . . . . . .      43,836         (27,040)        (17,289)               (493)
Issuance of treasury shares . .          31               -               -                  31
Proceeds from exercise of
stock options . . . . . . . . .         285               -               -                 285
Dividends paid. . . . . . . . .      20,423          (5,288)        (17,558)             (2,423)
                               -------------  --------------  --------------  ------------------
Net cash flows provided by
(used in) financing activities.      64,600         (32,328)        (35,380)             (3,108)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .           -               -             (29)                (29)
                               -------------  --------------  --------------  ------------------
Net increase (decrease) in
cash and cash equivalents . . .      44,915              75           5,769              50,759

Cash and cash equivalents at
beginning of period . . . . . .      18,295           1,286          41,713              61,294
                               -------------  --------------  --------------  ------------------
Cash and cash equivalents at
end of period . . . . . . . . .  $   63,210   $       1,361   $      47,482   $         112,053
                               =============  ==============  ==============  ==================




CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2003
(Unaudited)


                                                                                  UNRESTRICTED       MACDERMID
                                                   GUARANTOR      NONGUARANTOR    NONGUARANTOR      INCORPORATED
                                    ISSUER        SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                               ----------------  --------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . . . .  $     (19,160)  $      33,233   $      46,454   $       1,732   $          62,259

Investing activities:
Capital expenditures. . . . . .         (3,487)           (728)         (2,443)           (521)             (7,179)
Proceeds from disposition of
fixed assets. . . . . . . . . .          1,590               -              98               -               1,688
                               ----------------  --------------  --------------  --------------  ------------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . . . .         (1,897)           (728)         (2,345)           (521)             (5,491)
                               ----------------  --------------  --------------  --------------  ------------------

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . . . .         33,919         (25,528)        (13,171)             45              (4,735)
Proceeds from long-term
borrowings. . . . . . . . . . .              -               -               -           3,570               3,570
Repayments of long-term
borrowings. . . . . . . . . . .              -               -            (383)         (4,984)             (5,367)
Proceeds from stock options . .            812               -               -               -                 812
Purchase of treasury shares . .        (51,753)              -               -               -             (51,753)
Dividends paid. . . . . . . . .         32,728          (7,638)        (27,936)              -              (2,846)
                               ----------------  --------------  --------------  --------------  ------------------
Net cash flows provided by
(used in) financing activities.         15,706         (33,166)        (41,490)         (1,369)            (60,319)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .              -               -           1,635               2               1,637
                               ----------------  --------------  --------------  --------------  ------------------
Net increase (decrease) in
cash and cash equivalents . . .         (5,351)           (661)          4,254            (156)             (1,914)

Cash and cash equivalents at
beginning of period . . . . . .         14,153           2,314          15,268             284              32,019
                               ----------------  --------------  --------------  --------------  ------------------
Cash and cash equivalents at
end of period . . . . . . . . .  $       8,802   $       1,653   $      19,522   $         128   $          30,105
                               ================  ==============  ==============  ==============  ==================



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

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. As of September 30, 2004, approximately 60% of our net sales and 70% our identifiable assets were denominated in currencies other than the US dollar, predominantly the Euro, British Pound Sterling (GBP), Yen (Yen), and the Hong Kong Dollar. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities, and as such our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. During all periods presented, net sales and net earnings were positively impacted by the effect of foreign currency translation resulting primarily from the aforementioned currencies strengthening against the US dollar compared to the same periods in 2003, as discussed further below.

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

Our performance for the third quarter and first nine months of 2004 reflects the results of our key opportunities, philosophies and risks, as outlined above. Specifically, we continued to experience a positive impact on our financial results due to higher sales of proprietary goods in the ASF segment, especially industrial products and electronics. We also experienced favorable foreign currency translation for all periods presented as discussed above. Our MPS business suffered the impacts of a soft sales market and decreased volume, resulting in an offsetting decrease in consolidated net sales. We also began realizing the benefits of cost-saving initiatives implemented in 2003, which had a positive effect on margins and operating profits.

From a cash flow standpoint, we continue to maintain a high level of liquidity as we have in previous quarters as we generate substantial amounts of cash from our normal operations. We have not taken on a significant portion of new debt and have benefited year-over-year from lower debt repayments.

The following summary of results further explains the results of our operations during the three- and nine-month periods ended September 30, 2004, in addition to an analysis of our liquidity as of the end of the period.




SUMMARY  OF  THE  CONSOLIDATED  RESULTS  FOR  THE  QUARTER  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004


                         THREE MONTHS ENDED              CURRENCY    NINE MONTHS ENDED              CURRENCY
                            SEPTEMBER 30,                ADJUSTED      SEPTEMBER 30,                ADJUSTED
                           2004       2003     %CHANGE   %CHANGE*     2004       2003     %CHANGE   %CHANGE*
                         ---------  ---------  --------  ---------  ---------  ---------  --------  ---------
                                              Favorable(Unfavorable)                   Favorable(Unfavorable)
Net sales . . . . . . .  $161,585   $149,657       8.0%       4.0%  $488,650   $457,780       6.7%       1.9%
Cost of sales . . . . .    85,210     79,741     (6.9%)     (2.9%)   256,675    241,528     (6.3%)     (1.2%)
                         ---------  ---------                       ---------  ---------
    Gross profit. . . .    76,375     69,916       9.2%       5.3%   231,975    216,252       7.3%       2.7%
                         ---------  ---------                       ---------  ---------

Gross profit percentage      47.3%      46.7%       **         **       47.5%      47.2%       **         **

Operating expenses. . .    50,629     47,138     (7.4%)     (3.4%)   152,769    143,649     (6.3%)     (1.7%)
                         ---------  ---------
    Operating profit. .    25,746     22,778      13.0%       9.2%    79,206     72,603       9.1%       4.6%

Interest income
(expense), net. . . . .    (7,287)    (7,430)      1.9%       1.9%   (22,542)   (22,593)      0.2%       0.2%
Other income. . . . . .        92      2,833        **         **        531      3,172        **         **
                         ---------  ---------                       ---------  ---------
                           (7,195)    (4,597)   (56.5%)    (53.5%)   (22,011)   (19,421)   (13.3%)    (11.7%)
                         ---------  ---------                       ---------  ---------

Earnings from
continuing operations
before income taxes . .    18,551     18,181       2.0%     (1.8%)    57,195     53,182       7.6%       2.1%
Income taxes. . . . . .    (6,508)    (5,820)   (11.8%)     (7.2%)   (18,874)   (17,019)   (10.9%)     (4.8%)
                         ---------  ---------                       ---------  ---------
Earnings from
continuing operations .    12,043     12,361     (2.6%)     (6.0%)    38,321     36,163       6.0%       0.8%
Discontinued
operations, net of tax.         -         66        **         **          -        (40)       **         **
Cumulative effect of
accounting change . . .         -      1,014        **         **          -      1,014        **         **
                         ---------  ---------                       ---------  ---------
Net earnings. . . . . .  $ 12,043   $ 13,441    (10.4%)    (13.6%)  $ 38,321   $ 37,137       3.2%     (1.7%)
                         =========  =========                       =========  =========

Diluted earnings
per share . . . . . . .  $   0.39   $   0.43     (9.3%)    (13.3%)  $   1.24   $   1.17       6.0%       0.8%
                         =========  =========                       =========  =========

*  Currency  adjusted  percent  change  is  calculated  based  on  a  constant  foreign  exchange  rate period-over-period.  Management  believes  this  more  accurately  reflects  true fluctuation in the business without  the  effect  of  changing  exchange  rates.
**  Not  a  meaningful  statistic.



SUMMARY  OF  KEY  SEGMENTED  RESULTS  FOR  THE  QUARTER  AND  NINE MONTHS  ENDED  SEPTEMBER  30,  2004




                    THREE MONTHS ENDED              CURRENCY   NINE MONTHS ENDED             CURRENCY
                       SEPTEMBER 30,                ADJUSTED     SEPTEMBER 30,               ADJUSTED
                      2004       2003     %CHANGE   %CHANGE*    2004      2003     %CHANGE   %CHANGE*
                    ---------  ---------  --------  ---------  --------  --------  --------  ---------
                                         Favorable(Unfavorable)                 Favorable(Unfavorable)

ADVANCED SURFACE
FINISHING
Total net sales. .  $ 96,136   $ 85,442      12.5%       7.4%  286,000   256,040      11.7%       5.4%
Operating profit .  $ 16,276   $ 12,578      29.4%      22.9%   46,742    37,339      25.2%      17.2%
Operating profit
percentage . . . .      16.9%      14.7%       **         **      16.3%     14.6%       **         **

PRINTING SOLUTIONS
Total net sales. .  $ 65,449   $ 64,215       1.9%     (0.5%)  202,650   201,740       0.5%     (2.7%)
Operating profit .  $  9,470   $ 10,200     (7.2%)     (8.4%)   32,464    35,264     (7.9%)     (9.5%)
Operating profit
percentage . . . .      14.5%      15.9%       **         **      16.0%     17.5%        **        **

CONSOLIDATED TOTAL
Total net sales. .  $161,585   $149,657       8.0%       4.0%  488,650   457,780       6.7%       1.9%
Operating profit .  $ 25,746   $ 22,778      13.0%       9.2%   79,206    72,603       9.1%       4.6%
Operating profit
percentage . . . .      15.9%      15.2%       **         **      16.2%     15.9%       **         **

*  Currency  adjusted  percent  change  is  calculated  based  on  a  constant  foreign  exchange rate period-over-period.  Management  believes  this  more  accurately  reflects  true  fluctuation  in the business  without  the  effect  of  changing  exchange  rates.
**  Not  a  meaningful  statistic.


NET  SALES

During the three- and nine-month periods ended September 30, 2004, our net sales grew at 8% and 6.7%, respectively, compared to the same periods in 2003. On a currency-adjusted basis, net sales grew 4.0% and 1.9%, respectively, primarily representing volume increases in our ASF business. Our ASF business benefited from volume growth in both our electronics and industrial products divisions, especially in Asia, where volume growth was concentrated primarily in China. In the Americas, a healthier economy also aided in volume growth in the electronics and industrial products division. Offsetting these increases was a reduction in overall sales volume in our Printing Solutions segment caused by a soft market, the timing of bulk sales, some of which we believe will be pushed into the fourth quarter, and the effects of changes in our distribution system wherein we beginning to sell directly to our customer in some segments of the business.

COST  OF  SALES  AND  GROSS  PROFIT

Cost of sales during the three months ended September 30, 2004, increased approximately $5.5 million when compared to the same period in the prior year driven by the strengthening of foreign currencies, particularly the Euro, the GBP, the Yen and the Hong Kong dollar. Excluding the effects of foreign currency, our cost of sales for the quarter increased slightly due to increased volume in the ASF segment offset partially by lower volume in the MPS segment. From a gross profit perspective, margins increased slightly, driven by favorable product mix in the ASF segment offset slightly by the de-leveraging of fixed overhead costs in the MPS segment caused by lower volume.

On a year-to-date basis, cost of sales increased at a pace consistent with our increase in net sales over the same period in the prior year. The increase was attributable to the same factors as in the quarter. Gross margin was fairly consistent year-over-year, representing the full-year effects of the factors above and the benefits of cost-saving initiatives implemented in 2003 in our Americas ASF business.

OPERATING  EXPENSES

Operating expenses increased 7.4% during the third quarter of 2004 compared to the third quarter of 2003 due primarily to the effect of foreign currency translation rates. Excluding the effects of foreign currency translation, operating expenses increased 3.2% due to increases in employee-related costs, increases in research and development activity and a few large bad debt write-offs during the quarter.

Year-to-date, 2004 operating expenses increased compared to the previous year almost entirely due to foreign currency fluctuation. On a currency-adjusted basis, operating expenses increased almost 2% year-over-year. This 2% increase was driven by the same factors as the quarterly comparison above, however these year-to-date trends were partially offset by the realization of benefits resulting from cost reduction efforts throughout 2003.

OPERATING  PROFIT

During the three- and nine-months ended September 30, 2004, operating profit grew approximately 13% and 9%, respectively. As a percent of sales, operating profit was a relatively constant 15% to 16% for all periods presented. Our operating profit increases were the result of improved business conditions in the ASF segment as discussed above and favorable currency exchange rates.

INTEREST  INCOME  (EXPENSE)

Interest income (expense), net remained relatively constant for the three- and nine-months ended September 30, 2004, when compared to the same periods in the prior year. This balance consists primarily of interest on our outstanding bonds.

OTHER  INCOME

We realized a gain of approximately $2.2 million on the purchase of treasury stock from a third party on September 22, 2003, representing the difference between the market price of the shares on the date of purchase and the actual purchase price pursuant to an outstanding purchase and sale agreement (described further in Note 2, Earnings per share and other common share information). This gain in 2003 is the primary cause of the year-over-year decrease in other income during the three and nine months ended September 30, 2004.

DISCONTINUED  OPERATIONS

Loss from discontinued operations, net of tax, in the quarter and year-to-date ended September 30, 2003, relates to the December 9, 2003, sale of our 60% interest in Eurocir S.A., a printed circuit board manufacturer located in Europe. The Eurocir operations represented substantially all of our remaining electronics manufacturing segment. Accordingly, the sale was accounted for as a discontinued operation and our presentation of our consolidated statements of earnings and cash flows has been restated to reflect continuing operations, with a separate presentation of results from discontinued operations. Please refer to our 2003 Annual Report to Shareholders for further discussion of this sale.

CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE

Effective July 1, 2003, we adopted Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS No. 150). Due to an outstanding purchase and sale agreement, we experienced a $1.0 million gain, net of tax, for the cumulative effect of the accounting change. More information regarding this agreement and its effects is included in Item 1, Note 2, Earnings per share and other common share information; and in our Annual Report to Shareholders for the Fiscal Year ended December 31, 2003.

INCOME  TAX  EXPENSE

Our tax rate for the three- and nine-month periods ended September 30, 2004, was 35% and 33%, respectively, representing an increase from 32% in the same periods of 2003. This increase in the tax rate was due in part to U.S. taxes on foreign repatriations in excess of available current foreign tax credits and foreign tax credit carry-forwards.

NET  EARNINGS

Net earnings during the quarter ended September 30, 2004, decreased by approximately $1.4 million compared to the same period in 2003. As discussed above, this decrease was due primarily to the benefits experienced as a result of the cumulative effect of the change in accounting principle and our discontinued operations in 2003 versus 2004 when these items were not present. In addition, net earnings was impacted by higher sales offset by lower other income, as described above.

Year-to-date, net earnings increased by approximately $1.2 million compared to the first nine months of 2003 due to favorable foreign currency exchange rates. Excluding the effects of foreign currency, net earnings decreased slightly due to the factors above.

DILUTED  EARNINGS  PER  SHARE

Diluted earnings per share decreased approximately 9% during the third quarter when compared with the third quarter of 2003 due to the same factors described above for net income. Diluted earnings per share increased approximately 6% during the nine months ended September 30, 2004, versus the same period in the prior year. In addition to the factors mentioned above for net income, diluted earnings per share was also favorably impacted by lower average shares outstanding as a result of the large purchase of treasury shares we made over the course of 2003.


LIQUIDITY  AND  CAPITAL  RESOURCES

The  table  below  summarizes our cash flows for the nine months ended September
30,  2004,  and  2003:





                                            2004       2003   VARIANCE
                                         --------  ---------  ----------
Cash provided by (used in):
Continuing operations . . . . . . . . .  $57,108   $ 61,602   $  (4,494)
Discontinued operations . . . . . . . .        -        657        (657)
                                         --------  ---------  ----------
Total Operating Activities. . . . . . .   57,108     62,259      (5,151)
Investing Activities. . . . . . . . . .   (3,212)    (5,491)      2,279
Financing Activities. . . . . . . . . .   (3,108)   (60,319)     57,211
Effect of exchange rate changes on cash      (29)     1,637      (1,666)
                                         --------  ---------  ----------
Net change in cash. . . . . . . . . . .  $50,759   $ (1,914)  $  52,673
                                         ========  =========  ==========

Cash flow from continuing operations declined during the nine-month period ended September 30, 2004, compared to the same period in 2003 primarily as a result of changes in our inventory, accounts receivable and accrued expenses. Increases in accounts receivable were the result of foreign exchange between the end of 2003 and September 30, 2004, offset by improvements in collections in some parts of our business. In 2003, accounts receivable decreased due to decreases in sales year-to-date, thereby causing a large cash flow fluctuation year-over-year for the nine months ended September 30, 2004, vs. 2003. Increases in inventory were the result of increased business activity in our ASF business in Asia and the timing of large orders in our MPS business in the United States which is expected to push sales into the fourth quarter. The decrease in accrued expenses was driven by timing of payments overseas. The cash flow from discontinued operations in the 2003 quarter related to our Eurocir S.A. operations, which we sold in the fourth quarter of 2003, as previously noted.

Net cash used in investing activities decreased slightly during the nine months ended September 30, 2004, compared to the same period in 2003. Driving this change was an increase in proceeds from the disposition of fixed assets resulting from the sale of equipment in our ASF segment. Capital expenditures curtailed slightly due primarily to timing. Capital expenditures for the full 2004 fiscal year are currently expected to total approximately $12.5 million.

On May 7, 2003, we purchased 1,350,000 shares of our own stock from one of our shareholders for approximately $30.5 million. On September 22, 2003, we purchased all of the remaining shares of that shareholder for an additional $21.2 million. As a result, our net cash used in financing activities decreased significantly when comparing the nine months ended September 30, 2004, to the same period in the prior year. Excluding the effects of this purchase, net cash used in financing activities were approximately $8.6 million in 2003, resulting in a change of $5.5 million year-over-year. This change was driven by higher net debt repayments during the nine months ended September 30, 2003, than during the same period in 2004.

We increased our quarterly dividend from $0.02 to $0.04 in February of 2004, bringing our annual dividend to $0.16 per share from $0.12 per share in 2003. However, cash dividends paid during the first nine months of 2004 were consistent with the first nine months of 2003 due to the timing of dividend funding.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At September 30, 2004, the outstanding authorization to purchase approximately 1 million shares would cost approximately $28,960.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. We currently have approximately $112 million in cash and cash equivalents and working capital of $233.7 million. Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is approximately $200.1 million. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50 million. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. We have other uncommitted credit facilities which presently total approximately $36 million.

Future estimated contractual cash commitments for the years subsequent to September 30, 2004 are summarized in the following table:




                                         LESS THAN   2-3      4-5      AFTER 5
                                  TOTAL    1 YEAR    YEARS    YEARS     YEARS
                                --------  -------  --------  -------  --------
Long-term debt . . . . . . . .  $300,472  $   118  $      -  $     -  $300,354
Semi-annual bond interest. . .   192,584   27,512    55,024   55,024    55,024
Capital leases . . . . . . . .       829      573       103       49       104
Operating leases . . . . . . .    30,233   10,040    10,089    4,855     5,249
Pension funding requirements .    17,136    3,136     7,000    7,000         -
Purchase obligations and other    12,158   12,158         -        -         -
                                --------  -------  --------  -------  --------
Total contractual cash
Commitments. . . . . . . . . .  $553,412  $53,537  $ 72,216  $66,928  $360,731
                                ========  =======  ========  =======  ========


The following table reflects our ability to fund both our required obligations and its shareholder growth initiatives for fiscal 2004:




Cash and cash equivalents as September 30, 2004. . . . . . . . .  $112,053
Other net current monetary assets as of September 30, 2004 . . .    88,054
                                                                  --------
                                                                   200,107

Available borrowings under revolving loan facility . . . . . . .    50,000
Availability under other uncommitted credit facilities . . . . .    36,000
                                                                  --------
    Total cash available and potentially available . . . . . . .   286,107

Contractual cash commitments due in next year. . . . . . . . . .    53,357
Expected 2004 capital expenditures for the remainder of the year     6,500
Expected 2004 dividend payments for the remainder of the year. .     1,211
                                                                  --------
    Excess of cash available and potentially available over
      requirements . . . . . . . . . . . . . . . . . . . . . . .  $224,859
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

In May 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (FAS 106-2). FAS 106-2 gives guidance on proper accounting and disclosure treatment for changes in company-sponsored single-employer defined benefit postretirement health care plans affected by the Medicare Prescription Dug Bill (the Bill). The Bill stipulates a federal subsidy for all plans that are at least actuarially equivalent to guidelines set forth in the Bill. We have determined, based on the latest draft of the regulations, that our plan as it stands meets the actuarial equivalency test as stipulated in the Bill, however, the regulations surrounding this Bill are not yet final. As written, FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004, however due to the fact that the regulations are not final, our adoption of this FAS has had no effect on our financial statements for the three or nine-month periods ended September 30, 2004. Without finalized regulations, we cannot accurately predict the impact this Bill or the related FAS 106-2 guidance will have on our financial statements in the future.


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


ITEM  3:

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

We are exposed to market risk in the normal course of business activity due to our operations in different foreign currencies and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign-currency-denominated assets and liabilities in order to minimize our exposure to foreign exchange fluctuations; however we do not currently actively hedge any of our foreign currency risk.

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 60% of our net sales and nearly 70% of our total assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, and the Hong Kong Dollar. For the three-month period ending September 30, 2004, foreign currency translation had a negligible effect on diluted earnings per share, however during the nine-month period ended September 30, 2004, favorable currency translation increased diluted earnings per share by approximately $0.06, or 5%, when compared with the same period in the previous year. The annual impact on operating cash flows historically has been insignificant.

Our business operations consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 41% of our business is concentrated in the printing business, used for a wide variety of applications, while 59% of our business is concentrated on customers supplying a wide variety of chemicals to manufacturers of automotive, other industrial, electronics and offshore applications. As is usual for these businesses, we generally do not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities. On September 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. However, there is still one interest rate swap outstanding. This swap formerly hedged our floating rate debt, but because we refinanced these obligations, the swap is now considered speculative. For additional information, see Note 12, Guarantor Financial Statements, in Part I, Item 1. Based upon our current debt structure and expected levels of borrowing for the remainder of 2004, an increase in interest rates would not result in an incremental interest expense.
We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.


ITEM  4:

                             CONTROLS AND PROCEDURES

Disclosure  Controls  and  Procedures

Our principle executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, they have concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation.

Sarbanes-Oxley  Section  404  Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004, and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate out internal controls over financial reporting since 2003. In this regard, we have dedicated and expanded our internal resources and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe out process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During the first nine months of 2004, we commenced testing of out internal controls. Testing and remediation of any gaps will continue.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART  II.  OTHER  INFORMATION

ITEM  1  :  Legal  Proceedings

Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 11.

ITEM  2  :  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

     None.

ITEM  3  :  Defaults  Upon  Senior  Securities

     None.

ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders

None during the fiscal quarter ended September 30, 2004. Refer to our first quarter Form 10-Q, dated March 31, 2004, for matters submitted to a vote of security holders during our first fiscal quarter.

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

ITEM  6(b)  :  Reports  on  Form  8-K

Current Report on Form 8-K dated August 4, 2004, regarding earnings for the quarter ended September 30, 2004, in fiscal year 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     MacDermid,  Incorporated
     ------------------------
          (Registrant)


Date:  November  8,  2004     /s/  Daniel  H.  Leever
       ------------------     -----------------------
                                Daniel  H.  Leever
                                  Chairman  and
                             Chief  Executive  Officer


Date:  November  8,  2004     /s/  Gregory  M.  Bolingbroke
       ------------------     -----------------------------
                                Gregory  M.  Bolingbroke
                           Senior  Vice  President,  Finance