Form 10-K
period 2004-12-31
MACDERMID INC
filed 2005-03-16
CIK 61138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For  the  fiscal  year  ended  December 31,  2004
                                  ------------------
                                       OR
[ ]   TRANSITION  REPORT  PERSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
   For  the  transition  period  from  _____________  to  _____________

                         Commission file number  1-13889
                                                 -------

                             MacDermid, Incorporated
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Connecticut                                 06-0435750
             -----------                               ------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


               1401 Blake Street, Denver, Colorado          80202
               -----------------------------------          -----
          (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code  (720) 479-3060
                                                          ---------------

Securities  registered  pursuant  to  section  12(b)  of  the  Act:

     Title  of  each  class:        Name  of  each exchange on which registered:
     -----------------------        --------------------------------------------

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
                              Yes   X  No
                                  ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                              Yes   X  No
                                  ---     ---

The aggregate market value of voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2004, was $1,025,578,059 based upon the last sales price reported for such date on the New York Stock Exchange. The number of shares of the Registrant's Common Stock outstanding as of March 1, 2005, was 30,313,697 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's 2004 Annual Report to Shareholders are incorporated herein by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The definitive proxy statement to be filed and mailed to the Corporation's stockholders on or before 30 days prior to the Corporation's annual meeting scheduled for May 12, 2005, is incorporated herein be reference into Part III hereof.



MACDERMID,  INCORPORATED
INDEX



PART  I
Item  1:     Business
Item  2:     Properties
Item  3:     Legal  Proceedings
Item  4:     Submission  of  Matters  to  a  Vote  of  Security  Holders

PART  II
Item  5:     Market  for  Registrant's  Common  Equity,  Related  Stockholder
             Matters and  Issuer  Purchases  of  Equity  Securities
Item  6:     Selected  Financial  Data
Item  7:     Management's  Discussion  and  Analysis  of Financial Condition and
             Results  of Operation
Item  7A:    Quantitative  and  Qualitative  Disclosures  about  Market  Risk
Item  8:     Financial  Statements  and  Supplementary  Data
Item  9:     Changes  in  and  Disagreements  with Accountants on Accounting and
             Financial Disclosure
Item  9A:    Controls  and  Procedures
Item  9B:    Other  Information

PART  III
Item  10:    Directors  and  Executive  Officers  of  the  Registrant
Item  11:    Executive  Compensation
Item  12:    Security  Ownership  of  Certain  Beneficial Owners and Management
Item  13:    Certain  Relationships  and  Related  Transactions
Item  14:    Principal  Accountant  Fees  and  Services

PART  IV
Item  15:    Exhibits,  Financial  Statement  Schedules

Signatures




                                     PART I

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (MacDermid) as a consolidated entity, the Advanced Surface Finishing segment (ASF), the Printing Solutions segment (MPS), and our other corporate entities.

Item  1.  Description  of  Business

Item  1(a)  General  Development  of  Business

Established in Waterbury, Connecticut in 1922, MacDermid researches, develops, acquires, manufactures, markets and services specialty chemicals and systems for the metal and plastic finishing, electronics, graphic arts and offshore oil industries. Our products, which are used worldwide, are supplied to the metal and plastic finishing markets for automotive and other industrial applications, markets within the electronics industry to create electrical patterns on circuit boards, the offshore oil and gas markets as lubricants and cleaning agents for oil drilling and exploration and also to the commercial printing, newspaper and packaging industries for image transfer using offset or flexographic printing applications, photopolymer plates and digital printers.

Our common shares have traded on the New York Stock Exchange under the symbol MRD since 1998. Prior to that, and since 1966, our common shares were traded on the NASDAQ stock exchange.

Significant  developments
In December 2003, we sold our interest in Eurocir S.A. back to the minority shareholders for $5 million cash and other consideration. During the period we held Eurocir S.A. we included its operations in a separate Electronics Manufacturing segment. The sale of Eurocir S.A. substantially terminated all of our operations in electronic manufacturing business. As such, those operations have been reclassified as discontinued operations in our consolidated statement of earnings.

Item  1(b).  Financial  Information  About  Segments
MacDermid has two distinct segments, Advanced Surface Finishing and Printing Solutions. See the Notes to Consolidated Financial Statements within our 2004 Annual Report to Shareholders, which is incorporated by reference as Exhibit 13 to this Form 10-K, for further description of the segments and related financial information.

Item  1(c)  Narrative  Description  of  Business
Some of the following statements may describe our expectations of future products and business plans, financial results, performance and events. Actual results may differ materially from these forward-looking statements. Please see
Item 7,Management's Discussion and Analysis - Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, for factors that may negatively impact our performance. The following statements are expressly made subject to those and other risk factors.

MacDermid develops, produces and markets a broad line of specialty chemical products that are used worldwide. We employ over 2,300 people in more than 15 different countries. Approximately 60% of our sales and net assets are outside the United States.

Our  Products

We  have  the  following  two  classes  of  principal  products:
(a) chemical compounds, printing plates and blankets produced by us, most of which are the result of our own and acquired research and development and, therefore, are referred to as proprietary products; and
(b)  resale  non-proprietary  chemicals  and  supplies.

We provide our products to our customers via two business segments: Advanced Surface Finishing and Printing Solutions. The Advanced Surface Finishing segment produces and sells proprietary chemical compounds that are primarily used for automotive, other industrial, electronics and offshore applications. In automotive and other industrial applications, our products are used for cleaning, activating, polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces. In electronics applications, our products are used to etch copper and create electrical patterns on circuit boards. In offshore oil and gas exploration, our chemicals and fluids are used in hydraulic systems as lubricants and corrosion inhibitors to assist in drilling and production operations. Chemicals, supplies and equipment manufactured by others and resold by us consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. We also offer a line of horizontal processing equipment primarily for the production of printed circuit boards and chemical machining applications used in conjunction with certain of our chemical products.

The Printing Solutions segment offers a complete line of offset printing blankets and photo-polymer plates that are used by commercial printing and packaging industries. These products allow for both image transfer in flexographic applications and in offset printing applications. Our products are used to improve print quality and productivity for commercial printing. We also manufacture and market a complete line of digital printers with color graphics and other features.

Manufacturing
We use in excess of 1,100 chemicals as raw materials in the manufacture of our proprietary products. With few exceptions, several domestic sources of supply are available for all such raw materials and for resale chemicals, supplies and equipment. During fiscal year 2004, there were no significant difficulties in obtaining raw materials essential to our business.

We own and operate manufacturing facilities in the United States, Spain, Great Britain, Italy, France, Taiwan, China, Australia and New Zealand. We also own and operate six manufacturing facilities and maintain chemical inventories at more than 10 leased or rented distribution points within the United States.

It is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which we operate so that it may meet the rapid delivery requirements of our customers. This impacts working capital requirements by requiring a considerable investment in inventories to meet this demand. Since products are taken from inventory stock to ship against current orders, there is no backlog of orders for our proprietary chemical products. Customer payment terms, which vary by country, are generally in accord with local industry practice.

Sales,  Marketing  and  Distribution
The following table sets forth the classes of our products and the respective percentage of total consolidated revenue for fiscal year 2004 and the previous two fiscal periods:





CLASS OF PRODUCTS      FISCAL YEAR 2004   FISCAL YEAR 2003   FISCAL YEAR  2002
Proprietary chemicals  619,135,000  94%   581,744,000  94%   574,860,000   94%
Resale chemicals
and supplies            26,374,000   4%    19,523,000   3%    16,920,000    3%
Equipment and other     15,276,000   2%    18,619,000   3%    19,710,000    3%




Proprietary sales are generated from manufactured chemical compounds produced from our own research and development laboratories and manufacturing facilities. In many cases, these products are protected with patents or trademarks. Proprietary products have higher gross margins than non-proprietary products and are viewed by management as more critical to our overall performance.

Methods for selling and marketing our proprietary products vary slightly by geographic region. In total, we generate business through the efforts of sales and service personnel and regional distributors and manufacturing representatives.

In the Americas, we market our entire line of proprietary products by way of more than 275 sales and service personnel. In certain areas of the United States, distributors and manufacturing representatives also sell and service many of our products. We market certain of our products through wholly-owned subsidiaries in Canada, Mexico and Brazil.

Our European business is generated through distributors and by way of more than 350 sales and service representatives who are employed by our subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Belgium, and Scandinavia. In this region, we market our proprietary products principally through wholly-owned subsidiaries.

Our Asia-Pacific business is generated by way of more than 300 sales and service representatives who are employed by those local subsidiaries. In this region, we market our proprietary products through either wholly owned subsidiaries or branch in Australia, China/Hong Kong, Japan, Korea, New Zealand, Singapore, and Taiwan.

In addition to the countries where we have wholly-owned subsidiaries, some of our proprietary chemicals are sold in other countries throughout South America, Europe and Asia through distributors. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.

Revenue from product sales, including freight charged to customers, is recorded upon shipment to the customer if the collection of the resulting receivable is probable. Our stated shipping terms are customarily FOB shipping point and do not include customer inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied. Where circumstances arise where title has not passed, or revenue is not earned, we defer revenue recognition in accordance with criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

No material portion of our business is seasonal. Likewise, no major portion of our business is dependent upon a single customer or a few customers, the loss of whom would have a materially adverse effect on our business.

Research  and  Development
Research in connection with proprietary products is performed principally in the United States, Great Britain, Spain, France, and Japan. We spent approximately $21,916,000 during fiscal year 2004, $19,955,000 during fiscal year 2003, and $19,202,000 during fiscal year 2002 on research and development activities. Substantially all research and development activities were performed internally.

Intellectual  Property
We own approximately 190 non-expired U.S. Patents, for which corresponding patents have been obtained or are pending in most industrialized nations. In addition, we own approximately 445 non-expired foreign patents. The patents we own are important to our business and have varying remaining lives. Although certain of these patents are increasingly more important to our business, we believe that our ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of our customers is equally, if not, more important. In addition, we have many proprietary products which are not covered by patents and which make a large contribution to our total sales. Further, we own a number of domestic and foreign trade names and trademarks which we consider to be of value in identifying MacDermid and our products. We do not hold nor have we granted any franchises or concessions.

Government  and  Environmental  Regulation
We are subject to numerous federal, state, and local laws in the countries in which we operate, including tax, environmental and other laws that govern the way we conduct our business. However, no portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the governments in the countries in which we operate.

In response to increased government attention to environmental matters worldwide, we continue to develop proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes.

Competitive  Environment
We provide a broad line of proprietary chemical compounds and supporting services. We have many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of our knowledge, no single competitor competes with all our proprietary products. We maintain extensive support, technical and testing services for our customers, and are continuously developing new products. Aforementioned efforts to comply with Federal, State and Local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, are expected to have a positive effect upon our competitive position in the future. Management believes that MacDermid's combined abilities to manufacture, sell, service and develop new products and applications, enables it to compete successfully both locally and worldwide.

People
As of December 31, 2004, MacDermid had 2,362 full time employees as compared to 2,403 full time employees as of December 31, 2003.

Item  1(d)  FOREIGN  AND  DOMESTIC  OPERATIONS
See our Annual Report to Shareholders, incorporated by reference to this Form 10-K and attached as Exhibit 13, for discussion of our sales, long-lived assets and other geographical information as it relates to our country of domicile and our foreign operations.

Item  1(e)  AVAILABLE  INFORMATION
Our internet website is http://www.macdermid.com. Through this website we make available, free of charge, our Annual Reports to Shareholders. Our annual reports on 10-K quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports are not provided on this website; however, paper copies of these reports are available free of charge by writing to MacDermid Annual Reports, 1401 Blake Street, Denver, Colorado, 80202.


ITEM  2:  PROPERTIES

Management believes that MacDermid's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they generally have sufficient capacity to meet our near-term growth expectations. The following table lists our principal facilities by segment and gives a brief description of the activities performed at each facility:




     LOCATION                    PRINCIPAL  USE              OWNERSHIP  STATUS
Corporate  &  other  support  functions
     Denver,  Colorado           Executive  offices                Owned
     Waterbury,  Connecticut     ASF  and  MPS  segment            Owned
                                 administration offices,
                                 marketing  offices,
                                 corporate  service,
                                 customer  support
                                 and  research  labs

Advanced  Surface  Finishing
     Middletown,  Delaware       Factory                           Owned
     Ferndale,  Michigan         Factory                           Owned
     New  Hudson,  Michigan      Labs  and  offices                Owned
     Pasadena,  Texas            Warehouse  and  offices           Owned
     Hsin  Chu,  Taiwan          Factory,  warehouse,              Owned
                                 labs  and  offices
     Panyu,  China               Factory,  warehouse,              Owned
                                 labs  and  offices
     Yokohama,  Japan            Labs  and  offices                Leased
     Birmingham,  England        Factory,  warehouse,              Owned
                                 labs  and  offices
     Wigan,  England             Factory, warehouse and offices    Owned
     Villemeux,  France          Warehouse  and  offices           Owned
     Novara,  Italy              Factory,  warehouse,              Leased
                                 lab  and  offices
     Eitten-Leur;  Netherlands   Warehouse  and  offices           Leased
     Barcelona,  Spain           Factory,  warehouse,              Owned
                                 lab  and  offices

Printing  Solutions
     Morristown,  Tennessee      Factory                           Owned
     Atlanta,  Georgia           Offices  and  labs                Owned
     San  Marcos,  California    Factory                           Owned
     Eden Prairie, Minnesota     Factory, warehouse,               Leased
                                 labs and offices
     Cernay,  France             Factory,  warehouse,              Owned
                                 labs  and  offices
     Evreux,  France             Warehouse  and  offices           Owned
     Mirambeau,  France          Factory  and  offices
     Campbellfield,  Victoria,
     Australia                   Factory, warehouse and offices    Leased
     Hoofddorp, The  Netherlands Plant  and  warehouse             Leased
     Piotello, Italy             Warehouse and offices             Leased




We  also  own  property  in  Franklin  Park  and  Waukeegan,  Illinois;  Adams,
Massachusetts; Vernon, Connecticut; and Steinbach and Dormans, France. These properties are vacant and could be used for manufacturing should the need arise, or could be leased or sold should an opportunity arise.

In addition, we are currently in the process of constructing a factory, a technology center and office space in Suzhou, China. This construction is expected to be completed in mid-2005.

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

We are named as a potentially responsible party ("PRP") at two Superfund sites, Fike-Artel in Nitro, West Virginia and Solvent Recovery Service in Southington, Connecticut. There are many other PRPs involved at these sites. With respect to both of these sites, we have entered into cost sharing agreements with the applicable PRP groups and our allocated cost share with regard to each of these sites is deminimus at 0.2%. Our ongoing costs with respect to each site generally range from about $2-$4 thousand dollars per quarter. As a result of the deminimus nature of the costs no specific reserve has been established. We have also been contacted with requests for information with regard to two additional sites, Whitney Barrel in Massachusetts and the Lake Calumet Cluster site in Illinois. We have found no information connecting us or our subsidiaries to these sites and have not received a PRP notice regarding these two additional sites. As a result no reserve is deemed appropriate in this regard at this time. While the ultimate costs of such liabilities are difficult to predict, we do not expect that our costs associated with these sites will be material.

In addition, some of our facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which we are conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998, acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. We have established an environmental remediation reserve of $1,700,000, predominantly attributable to those Canning sites that we believe will require environmental remediation. With respect to those sites, we also believe that our Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600,000. We estimate the range of cleanup costs at the Canning sites between $2,000,000 and $5,000,000 and have recorded a $3,300,000 accrual (comprised of the foregoing $1,700,000 reserve and the $1,600,000 deferred purchase price) related to these costs, representing management's best estimate of total costs within this range. Investigations into the extent of contamination, however, are ongoing with respect to these sites. To the extent our liabilities exceed the $1,600,000 deferred purchase price, we may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. We have instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in our favor, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. We expect that the remediation will take several years. We are continuing to monitor the environmental condition at the Waukegan site. Significant remediation activities have already been concluded on the Waukegan site, however, it has not yet been determined whether additional remediation activities will be required. We are also in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined. We have recorded a reserve of $650,000 with regard to this remediation. We do not anticipate that we will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

Legal  Proceedings:

On January 30, 1997, we were served with a subpoena from a federal grand jury in Connecticut requesting certain documents relating to an accidental spill from our Huntingdon Avenue, Waterbury, Connecticut facility that occurred in November of 1994, together with other information relating to operations and compliance at the Huntingdon Avenue facility. We were subsequently informed that we were subject to the grand jury's investigation in connection with alleged criminal violations of the federal Clean Water Act pertaining to out wastewater handling practices. In addition, two of our former employees who worked at the Huntingdon Avenue facility pled guilty in early 2001 to misdemeanor violations under the Clean Water Act in connection with the above matter. These individuals were sentenced to fines of $25,000 and $10,000 and two years of probation as well as community service. In a separate matter, on July 26, 1999, we were named in a civil lawsuit commenced in the Superior Court of the State of Connecticut brought by the Connecticut Department of Environmental Protection alleging various compliance violations at our Huntingdon Avenue and Freight Street locations between the years 1992 through 1998 relating to wastewater discharges and the management of waste materials. The complaint alleged violations of our permits issued under the Federal Clean Water Act and the Resource Conservation and Recovery Act as well as procedural, notification and other requirements of Connecticut's environmental regulations over the foregoing period of time.

We voluntarily resolved these matters in November 28, 2001. As a result, we were required to pay fines and penalties totaling $2,500,000 over six quarterly installments, excluding interest. In addition, we were required to pay $1,550,000 to various local charitable and environmental organizations and causes. As of June 30, 2003, we had paid the full amounts for both of these arrangements. We have performed certain environmental audits and other environmentally related actions and were placed on a two-year probation which ended November 28, 2003. We had recorded liabilities during the negotiation period and therefore our results of operating and financial position were not affected by these arrangements.

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


ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of MacDermid's security holders during the fourth quarter of fiscal year 2004.


                                  PART  II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the market for our common stock, dividends paid and other related information is contained in its 2004 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.


ITEM  6:  SELECTED  FINANCIAL  DATA

The selected financial data (Five Year Summary) is contained in our 2004 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in our 2004 Annual Report to Shareholders included as
Exhibit  13  to  this  Form  10-K  and  incorporated  by  reference.


ITEM  7(A):  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We are exposed to market risk in the normal course of business activity due to our operations in different foreign currencies and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. While we do not currently actively hedge any of our foreign currency risk on the open market, we have created natural hedges through the use of intercompany foreign-currency-denominated loans.

We operate manufacturing facilities in more than ten countries and sell products in approximately twenty-five countries. Approximately 60% of our net sales and identifiable assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, and the Hong Kong Dollar. For the years ended December 31, 2004, and 2003, foreign currency translation increased diluted earnings per share year-over year by approximately $0.08. The annual impact of foreign currency on operating cash flows historically has been consistent with the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities. On June 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. However, there is still one interest rate swap outstanding which expires in December of 2005. This swap formerly hedged our floating rate debt, but because we refinanced these obligations, the swap is now considered speculative. For additional information, see Note 18, Guarantor Financial Information, in Part I, Item 1. Based upon our current debt structure and expected levels of borrowing for the remainder of 2004, an increase in interest rates would not result in an incremental interest expense.

We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.


ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Our consolidated financial statements, including the notes thereto, are contained in our 2004 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM  9(A):  CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures

Our principle executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, they have concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date they completed their evaluation. Our management's assessment regarding internal control over financial reporting under the Sarbanes-Oxley Act of 2002 is incorporated herein by reference to our Annual Report to Shareholders, attached hereto as Exhibit 13.

MacDermid's independent auditors have issued an audit report on our assessment of MacDermid's internal control over financial reporting. This report also appears in our Annual Report to Shareholders, attached hereto as Exhibit 13.


Item  9(B):  OTHER  INFORMATION
None.


                                  PART  III


ITEM  10:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Item  10(A)  DIRECTORS

Members of and nominees for our Board of Directors are identified in the section of our 2005 Proxy Statement captioned "Item 1: Election of Directors" and are incorporated in this Item 10 by reference pursuant to Regulation 14A.

Item  10(B)  EXECUTIVE  OFFICERS

Information regarding the executive officers of MacDermid, each of whom has been employed in their respective offices for more than 5 years, except as noted, are as follows:

DANIEL H. LEEVER (Age 56): Mr. Leever joined MacDermid originally in 1972, where he worked in sales for 2 years before leaving and rejoining the company in 1982 as a financial analyst. Over the succeeding 16 years, he held the positions of assistant to the President, International Manager, Director of MacDermid Asia, and Director of International Business. In 1988, he was promoted to Senior Vice President and in 1989 was appointed as Chief Operating Officer. In 1990 he was appointed President and Chief Executive Officer and was named Chairman of the Board in 1998. He currently serves as Chairman of the Board and Chief Executive Officer of MacDermid, Inc.

STEPHEN LARGAN (Age 37): Mr. Largan joined MacDermid in 1999, when he was appointed Vice President of Finance for MacDermid, Inc. In 2001, he was appointed as President of our MacDermid Printing Solutions segment. In December 2003, Mr. Largan was appointed Executive Vice President of Operations, a position he held until April 2004, when he was appointed as President. He currently serves as President of MacDermid, Inc. Prior to joining MacDermid, he served as the Director of Finance for a multinational subsidiary of the Ford Motor Company.

JOHN L. CORDANI (Age 41): Mr. Cordani joined MacDermid in 1986 and was appointed Corporate Counsel in 1993. In 1994, he was appointed Corporate Secretary. He served as Corporate Counsel and Secretary until May 2000. In May of 2000, he became a partner in the law firm of Carmody and Torrance, LLP. In May 2002, he returned to MacDermid and was reinstated as Corporate Secretary and General Counsel and was given the title of Vice President; these are the offices he serves in currently. Mr. Cordani is also counsel to Carmody & Torrance, LLP., and an adjunct professor of law at Quinnipiac University School of Law. Mr. Cordani serves on the Boards of the United Way of Greater Naugatuck and the Waterbury Chamber of Commerce.

GREGORY M. BOLINGBROKE (Age 55): Mr. Bolingbroke joined MacDermid in 1993 as a Cost Accountant in Waterbury, Connecticut, prior to which he practiced business as a Chartered Accountant in South Africa. He was promoted to Corporate Controller in 2000 and appointed Vice President and Treasurer in 2001. He currently serves as Senior Vice President of Finance and Treasurer, a position he was appointed to in 2002.

FRANK MONTEIRO (Age 34): Mr. Monteiro joined MacDermid in 1998 as a General Accounting Manager for our Advanced Surface Finishing - Americas business unit. In 2000, he was promoted to Assistant Controller of Advanced Surface Finishing - Americas and in 2001 was promoted to Treasury Risk Manager for our corporate business. In 2002, Mr. Monteiro was appointed as Assistant Treasurer and thereby became an officer of the company. He currently service as Assistant Treasurer and Risk Manager.

Based upon our review of Forms 3, 4 and 5 filed by certain beneficial owners of our Class B common stock, we are not aware of any failure by the Section 16 reporting persons to timely file a required form pursuant to Section 16.

We have for several years maintained a code of ethics (formally named the MacDermid, Inc. Ethics Policy and Corporate Compliance Manual) ("the Code") applicable to our Board of Directors, principal executive officer, principal financial officer and principal accounting officer as well as all our other employees. The code of ethics is filed by reference with this report as Exhibit
14. A copy of the Code may be found on our website at www.macdermid.com under the Corporate Governance section. Shareholders may also obtain manual copies of the Code by submitting a written request to John Cordani, Corporate Secretary, 245 Freight Street, Waterbury, CT. 06702-0671.

Richard Boehner was Vice President of Corporate Development from 2001 until his resignation in July 2004. At that time, Salim Haji was named Vice President of Corporate Development until his resignation in December 2004. This position is currently vacant.


ITEM  11:  EXECUTIVE  COMPENSATION

The information called for by this item is hereby incorporated by reference from our 2004 Proxy Statement to be filed pursuant to Regulation 14A for the 2004 annual meeting of shareholders.


ITEM  12:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The information called for by this item is hereby incorporated by reference from our 2004 Proxy Statement to be filed pursuant to Regulation 14A for the 2004 annual meeting of shareholders.


ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information called for by this item is hereby incorporated by reference from our 2004 Proxy Statement to be filed pursuant to Regulation 14A for the 2004 annual meeting of shareholders.


ITEM  14:  PRINCIPLE  ACCOUNTING  FEES  AND  SERVICES

The information called for by this item is hereby incorporated by reference from our 2004 Proxy Statement to be filed pursuant to Regulation 14A for the 2004 annual meeting of shareholders.



                                   PART IV


ITEM  15:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

(a)  Financial  Statements,  Financial  Statement  Schedules  and  Exhibits

(1)     Financial  Statements

Our consolidated financial statements and report thereon of KPMG LLP, dated March 15 2005, are contained in our 2004 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

(2)     Financial  Statement  Schedules

Schedule II is filed as part of this Form 10-K and should be read in conjunction with the financial statements. All other schedules have been omitted because they are not applicable to us.

(3)     Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.



     EXHIBIT  INDEX  TO  2004  FORM  10-K  ANNUAL  REPORT
     ----------------------------------------------------
EXHIBIT NO.     DESCRIPTION
-----------     -----------
3.1       Restated Certificate of Incorporation, MacDermid,        By  reference
          Incorporated amended as of January 16, 1998, is
          incorporated by reference to our  December 31, 2003,
          Form  10-K,  exhibit  3.1.
3.2       Restated  By-Laws  of  MacDermid,  Incorporated          By  reference
          amended as of February 26, 2005. Incorporated  by
          reference to our Current Report on Form 8-K furnished
          March  3,  2005,  Exhibit  99.1
4         Credit  Agreement,  amended,  dated  as  of April 28,    By  reference
          2004 among MacDermid, Incorporated, the banks signatory
          thereto  and Bank of America, N.A. as agent, letter  of
          credit issuing bank and swing line lender. Incorporated
          by reference  to  Form  10-Q  quarterly report for the
          period ended March 30, 2003, Exhibit  4.
10.1      MacDermid,  Incorporated  1992  Special  Stock Purchase  By  reference
          Plan, amended as of November 1, 1992. Incorporated by
          reference to December 31, 1993, Form 10-K  Exhibit  10.
10.2      MacDermid,  Incorporated  1995  Equity Incentive Plan.   By  reference
          Incorporated by reference  to  December  31, 2003,
          Form DEF 14A Definitive proxy statement filed
          March  15,  2004,  Appendix  B.
10.3      MacDermid,  Incorporated  1998  Equity Incentive Plan.   By  reference
          Incorporated by reference  to  December  31  1999,
          Form  10-K  Exhibit  10.3.
10.4      MacDermid,  Incorporated 2001 Equity Incentive Plans.    By  reference
          to December 31, 2003,  Form DEF 14A Definitive proxy
          statement filed March 15, 2004, Appendix B.
10.5      Severance  Agreement.  Incorporated  by  reference to    By  reference
          December 31, 2002 Form  10-K  Exhibit  10.5.
10.6      Employment  Agreement.  Incorporated by reference to     By  reference
          December 31, 2003, Form  10-K  Exhibit  10.6.
11        Computation  of  per share earnings.  See Notes to       By  reference
          Consolidated Financial Statements from MacDermid's
          2004 Annual Report to Shareholders, attached to this
          report  as  Exhibit  13.
12        Computation of ratio of earnings to fixed charges        Attached
13        MacDermid's  2004  Annual  Report to Shareholders, as    Attached
          required by Item 8.
14        Code  of Ethics of MacDermid, Incorporated.              By  reference
          Incorporated by reference to Current  Report  on
          Form 8-K filed June 29, 2004, Exhibit 99.1.
21        Subsidiaries  of  MacDermid,  Incorporated.              Attached
23        Independent  Auditors'  Consent.                         Attached
24        Powers  of  Attorney.                                    Attached
31.1      Principle  Financial  Officer  Certification  under      Attached
          Section  302  of  the Sarbanes-Oxley  Act  of  2002
31.2      Principle  Executive  Officer  Certification  under      Attached
          Section  302  of  the Sarbanes-Oxley   Act  of  2002
32        Corporate  Officers'  Certification under Section        Attached
          906 of the Sarbanes-Oxley  Act  of  2002


(b)  Reports  on  Form  8-K

Current Report on Form 8-K dated October 28, 2004, regarding expected earnings for the third quarter of fiscal year 2004 ended September 30, 2004.

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


Date:  March  15,  2005                                 /s/  Daniel  H.  Leever
                                                        -----------------------

                                                             Daniel  H.  Leever
                                                                Chairman  and
                                                      Chief  Executive  Officer


Date:  March  15,  2005                           /s/  Gregory  M.  Bolingbroke
                                                  -----------------------------

                                                       Gregory  M.  Bolingbroke
                                              Senior  Vice  President,  Finance




Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on March 4, 2005 as attorney-in-fact for the following directors of the Registrant:
Robert  L.  Ecklin
Donald  G.  Ogilvie
Joseph  M.  Silvestri
James  C.  Smith
T.  Quinn  Spitzer,  Jr.

/s/  Daniel  H.  Leever
-----------------------
      Daniel  H.  Leever
  Chairman  of  the  Board
and  Chief  Executive  Officer





             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------
The  Board  of  Directors  and  Shareholders of
MacDermid,  Incorporated:

Under date of March 15, 2005, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries (MacDermid) as of December 31, 2004 and 2003, and the related consolidated statements of earnings and other comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which reports are incorporated by reference in the December 31, 2004 annual report on Form 10K of MacDermid, Incorporated. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Macdermid's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP


Hartford,  Connecticut
March  15,  2005




SCHEDULE  II:
VALUATION  AND  QUALIFYING  ACCOUNTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003,  AND  2002.
(AMOUNTS  IN  THOUSANDS)


                     BALANCE AT                                      BALANCE
                    BEGINNING OF                                        AT
DESCRIPTION             YEAR        ADDITIONS      DEDUCTIONS      END OF YEAR
-----------         ------------    ---------      ----------      -----------
Allowance  for  doubtful receivables:

December 31, 2004     $11,908         $3,562         $3,648           $11,822
                     ===========    =========      ==========      ===========
December 31, 2003     $12,743         $2,606         $3,441           $11,908
                     ===========    =========      ==========      ===========
December 31, 2002     $14,642         $4,773         $6,672           $12,743
                     ===========    =========      ==========      ===========
