Form 10-K/A
period 2004-12-31
MACDERMID INC
filed 2005-04-13
CIK 61138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  December31,  2004
                               -----------------
                                       OR
[  ]   TRANSITION  REPORT  PERSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  _____________  to  _____________

                         Commission file number  1-13889
                                                 -------

                             MacDermid, Incorporated
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Connecticut                                 06-0435750
             -----------                                ------------
  (State or other jurisdiction of incorporation or organization)     (I.R.S.
                          Employer Identification No.)

               1401 Blake Street, Denver, Colorado          80202
               -----------------------------------          -----
          (Address of principal executive offices)          (Zip Code)
       Registrant's telephone number, including area code  (720) 479-3060
                                                          ---------------

Securities  registered  pursuant  to  section  12(b)  of  the  Act:

Title  of  each  class:                            Name  of  each  exchange
-----------------------                         ----------------------------
                                                     on which registered:
                                                     ---------------------
Common  Stock  without  Par  Value                 New  York  Stock  Exchange
9.125%  Senior  Subordinated  Notes  due  2011     New  York  Stock  Exchange

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
                              Yes  X   No     .
                                  ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                              Yes  X   No     .
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

                                Introductory Note
This Form 10-K/A is being filed solely for the purpose of making revisions to the following items previously included in our Form 10-K for the fiscal year ended December 31, 2004:
- Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The last table in this section, meant to summarize our ability to fund both our required obligations and our shareholder growth initiatives for 2005, contained a footing error when filed on March 16, 2005. This error was corrected in the printing of our annual report and has been corrected herein.
Our certifying officers have certified this filing via updated Section 302 and 906 certifications, attached hereto as exhibits 32.1, 32.2, and 99.1. Except as described above, we have not amended or modified the financial information or other disclosures contained in our Form10-K as originally filed. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. The following represents only the information required by Item 7 of Form 10-K, and does not include Item 7A or any other item.



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: This item was formerly incorporated by reference to Exhibit 13 in our Form 10-K for the year ended December 31, 2004.


Management's  Discussion  and  Analysis  of
Financial  Condition  and  Results  of  Operations
(in  thousands  of  dollars,  except  shares  and  per  share  amounts)

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (MacDermid) as a consolidated entity, the Advanced Surface Finishing segment (ASF), the Printing Solutions segment (MPS), and our other corporate entities.

CONSOLIDATED  OVERVIEW

EXECUTIVE  OVERVIEW

Our consolidated business consists of two business segments, Advanced Surface Finishing and Printing Solutions. The Advanced Surface Finishing (ASF) segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to create electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. The Printing Solutions (MPS) segment supplies an extensive line of offset printing blankets, photo-polymer plates and digital printers for use in the commercial printing and packaging industries for image transfer. In both of our business segments, we continue to invest significant resources in research and development and intellectual properties such as patents, trademarks, copyrights and trade secrets as our business depends on these activities for our financial stability and future growth.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 60% of our net sales and identifiable assets for the year ended and as of December 31, 2004, are denominated in currencies other than the U.S. dollar, predominantly the Euro, British Pound Sterling, and the Hong Kong dollar. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities, and as such our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For the year ended December 31, 2004, net sales, net earnings and net assets and liabilities were positively impacted by the effect of foreign currency translation resulting primarily from the Euro and the British Pound Sterling strengthening against the U.S. dollar compared to the previous year, as discussed further below.

We focus on growing revenues and the generation of cash from operations in order to build shareholder value. Specifically, we plan to improve top line sales growth over the longer term by focusing on:
- utilizing our technical service and outstanding products to penetrate global markets for all products,
- supporting working capital initiatives focused on maximizing cash flows during a period of continued economic uncertainty in our primary markets,
-     emphasizing  efficiency  improvements  throughout  the  organization,
- adding new products through internal research and development, relying heavily on our internal knowledge base,
- strengthening the common identity of our products through a new branding initiative called "Yes We Can!" and
-     acquiring  strategically  sound  companies  or  products.

Our competitors include many large multi-national chemical firms based in Europe, Asia, and the U.SNew competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

Our performance for the year ended December 31, 2004, reflects the results of our key opportunities, philosophies and risks, as outlined above. Specifically, we experienced a positive impact on our financial results due to higher sales of proprietary goods in the ASF segment and favorable foreign currency translation as discussed above. Our printing solutions business suffered the impacts of a soft sales market, resulting in an offsetting decrease in consolidated net sales. We also began realizing the benefits of cost-saving initiatives implemented in 2003.

From a cash flow standpoint, we continue to maintain a high level of liquidity, with working capital of over $250,000. We generate substantial amounts of cash from our normal operations, resulting in a total increase in cash of $76,535 between December 31, 2003, and 2004.

The following summary of results further explains the results of our operations during the years ended December 30, 2004, 2003, and 2002, in addition to an analysis of our liquidity during 2004.




SUMMARY  OF  THE  CONSOLIDATED  RESULTS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003,  AND  2002.


                                       YEAR ENDED.            2003      CURRENCY      YEAR ENDED     2002        CURRENCY
                                       DECEMBER 31,         TO 2004     ADJUSTED     DECEMBER 31,   TO 2003      ADJUSTED
                                     2004        2003       %CHANGE     %CHANGE*        2002        %CHANGE       %CHANGE
                                                            FAVORABLE (UNFAVORABLE)                FAVORABLE (UNFAVORABLE)

Net sales . . . . . . . . .  $     660,785   $ 619,886        6.6%        2.0%      $ 611,490       1.4%          (3.6%)
Cost of sales . . . . . . .        347,544     329,271       (5.5%)      (0.7%)       337,012       2.3%           6.7%
                                   --------------------                             ----------
    Gross profit. . . . . .        313,241     290,615        7.8%        3.3%        274,478       5.9%           0.2%

Gross profit percentage . .          47.4%       46.9%         **          **           44.9%        **             **

Operating expenses. . . . .        207,831     191,465       (8.5%)      (3.9%)       190,345      (0.6%)          5.1%
                                   --------------------                             ----------
    Operating profit. . . .        105,410      99,150        6.3%        2.2%         84,133      17.8%          12.1%

Interest income
(expense), net. . . . . . .        (29,615)    (30,178)       1.9%        1.8%        (33,883)     10.9%          13.1%
Other income (expense). . .          1,942       4,314         **          **          (2,651)       **             **
                                   --------------------                             ----------
Earnings from
continuing operations
before income taxes
and cumulative effect
of accounting change. . . .         77,737      73,286        6.1%        1.0%         47,599      54.0%          43.4%
Income taxes. . . . . . . .        (24,513)    (23,466)      (4.5%)       0.3%        (16,122)    (45.6%)        (34.7)%
                                   --------------------                             ----------
Earnings from
continuing operations
before cumulative
effect of accounting
change. . . . . . . . . . .         53,224      49,820        6.8%        1.6%         31,477      58.3%          48.0%
Discontinued
operations, net of tax. . .            -         5,592         **          **         (22,128)       **             **
Cumulative effect of
accounting change . . . . .            -         1,014         **          **             -          **             **
                                   --------------------                             ----------
Net earnings. . . . . . . .  $      53,224   $  56,426       (5.7%)      (9.7%)     $   9,349      503.6%        379.4%
                                   =======     =======                                 ======
Diluted earnings
per share . . . . . . . . .  $        1.72   $    1.80       (4.4%)      (8.5%)     $    0.29      520.7%        386.5%
                                   =======     =======                                 ======
Comprehensive income. . . .  $      62,641   $  74,587      (16.0%)        **       $  13,142      467.5%           **
                                   =======     =======                                 ======



*  Currency adjusted percent change is calculated based on a constant foreign exchange rate period-over-period.  Management believes  this  more  accurately  reflects  true fluctuation in the business without the effect of changing exchange rates.
**  Not  a  meaningful  statistic.



SUMMARY  OF  KEY  SEGMENTED  RESULTS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003,  AND 2002.


                       YEAR ENDED . .             2003     CURRENCY  YEAR ENDED    2002   CURRENCY
                      DECEMBER 31, .             TO 2004   ADJUSTED  DECEMBER 31, TO 2003 ADJUSTED
                     2004        2003            %CHANGE   %CHANGE*      2002    %CHANGE   %CHANGE*
                                              FAVORABLE (UNFAVORABLE)        FAVORABLE (UNFAVORABLE)
ADVANCED SURFACE
FINISHING
Total net sales. .  $386,723   $ 348,131           11.1%       5.1%  $ 328,594       5.9%       0.6%
Operating profit .  $ 62,728   $  50,858           23.3%      16.0%  $  35,888      41.7%      30.2%
Operating profit
percentage . . . .      16.2%       14.6%            **         **        10.9%       **         **

PRINTING SOLUTIONS
Total net sales. .  $274,062   $ 271,755            0.8%     (2.2%)  $ 282,896     (3.9%)     (8.5%)
Operating profit .  $ 42,682   $  48,292         (11.6%)    (13.1%)  $  48,245       0.1%     (2.1%)
Operating profit
percentage . . . .      15.6%       17.8%            **         **        17.1%       **         **

CONSOLIDATED TOTAL
Total net sales. .  $660,785   $ 619,886            6.6%       2.0%  $ 611,490       1.4%     (3.6%)
Operating profit .  $105,410   $  99,150            6.3%       2.2%  $  84,133      17.8%      12.1%
Operating profit
percentage . . . .      16.0%       16.0%            **         **        13.8%       **         **


*  Currency  adjusted  percent  change  is  calculated  based  on  a  constant foreign exchange rate period-over-period.  Management  believes  this  more  accurately  reflects  true fluctuation in the business  without  the  effect  of  changing  exchange  rates.
**  Not  a  meaningful  statistic.


2004  VS.  2003
---------------

NET  SALES

We experienced an increase in sales of $40,899, or 6.6% during the year ended December 31, 2004, when compared with the previous year. While our consolidated sales increase benefited from favorable foreign currency exchange rates, our sales increased almost $12,700, or 2.0% on a constant-dollar basis. Sales of proprietary products represented approximately 94% of our total sales in both 2004 and 2003. Our ASF business led our overall sales growth due in large part to better performance from our U.S. operating units and volume growth in Asia. We experienced growth in both our electronics and industrial product lines within this reporting segment. While growth in industrial products was concentrated in the U.S., we experienced most of our growth in our electronics product lines in Asia, particularly in China and Japan. Partially offsetting this growth was a reduction in overall sales volume in our Printing Solutions segment caused by a soft market and the effects of changes in our distribution system wherein we are beginning to sell directly to our customers in some geographic markets of the business.

COST  OF  SALES  AND  GROSS  PROFIT

Cost of sales decreased slightly when excluding the effects of foreign currency translation. This decrease, when coupled with the year-over-year increase in sales, caused an increase in gross profit margin during 2004. Increases in gross profit margin were driven by lower production costs, particularly in the ASF segment in the United States, where we realized the benefits of cost-saving initiatives implemented in 2003. This was partially offset by lower gross profit margins in our MPS segment as a result of a soft market, lower volume and the resulting de-leveraging of fixed overhead costs.

OPERATING  EXPENSES

Operating expenses increased 8.5% during the year ended December 31, 2004, when compared with the same period the previous year. Excluding the effects of foreign currency, operating expenses increased 3.9%. Contributing to this increase were increases in research and development expense, particularly in our MPS segment in the Americas and Europe. We also saw an increase in selling and technical expense in our ASF segment, especially in our operations in Asia as our business grew in that region. Also contributing to higher costs were higher costs from corporate, including relocation and other employee-related costs. Overall average headcount excluding headcount from discontinued operations increased slightly from the previous year.

OPERATING  PROFIT

Operating profit during 2004 was $6,260 higher than in 2003, representing growth of approximately 6.3% year-over-year. As a percentage of net sales, operating profit was a steady 16% in both 2004 and 2003. Our operating profit increases were due in large part to the improved business conditions in the ASF segment and favorable foreign currency rates, as discussed above.

INTEREST  INCOME  (EXPENSE)

Interest income (expense), net remained relatively constant in 2004 compared with 2003. We experienced some benefit this year as a result of higher interest income earned from holding higher cash balances during the year. This balance consists primarily of interest expense on our outstanding fixed interest rate bonds.

OTHER  INCOME

We realized a gain of $2,214 on the purchase of treasury stock from a third party on September 22, 2003, representing the difference between the market price of the shares on the date of purchase and the actual purchase price pursuant to an outstanding purchase and sale agreement (described further at Footnote 11 to our Consolidated Financial Statements, "Common and Treasury Stock."). In 2004, we realized a foreign currency exchange loss of $1,541.
This was partially offset by gains from the disposal of a small joint venture interest and other non-operating activities.

INCOME  TAX  EXPENSE

Our effective tax rate for the year ended December 31, 2004, was 31.5%, down from 32.0% in 2003. In the third fiscal quarter of 2004, our tax rate increased from 32% to 33% primarily as a result of U.S. taxes on foreign repatriations in excess of available current foreign tax credits and foreign tax credit carry-forwards. As a result of tax planning strategies, we realized a benefit from the expected future utilization of tax loss carryforwards in Europe in the fourth quarter of 2004. These tax loss carryforwards had previously been reserved.

EARNINGS  FROM  CONTINUING  OPERATIONS

Earnings from continuing operations before the cumulative effect of accounting change increased 6.8% year-over-year, or 1.6% on a currency adjusted basis. This increase is due primarily to an increase in our gross profit percentage coupled with lower interest expense, which was partially offset by higher operating costs, as discussed above.

DISCONTINUED  OPERATIONS

In 2003, we sold our 60% interest in Eurocir S.A. (Eurocir) to the 40% stakeholders of Eurocir. The sale, which represented substantially all of our electronics manufacturing segment, was treated as a discontinued operation and is more fully described in the discussion of 2003 vs. 2002 results. There were no significant divestitures in 2004.

NET  EARNINGS

2004 net earnings decreased 5.7% from 2003, or 9.7% on a currency adjusted basis. This decrease was due to one-time gains experienced in 2003 related to the disposal of our Eurocir business and a cumulative effect of an accounting change. Excluding these factors, net earnings increased 6.8%, or 1.6% on a currency-adjusted basis, year-over-year due to the factors described above.

DILUTED  EARNINGS  PER  SHARE

Diluted earnings per share decreased 4.4% in year 2004 compared to year 2003. On a currency-adjusted basis, this decrease was 8.5%. Much of this decrease is due to gains in 2003 related to the disposal of our Eurocir business and a one-time gain for the cumulative effect of an accounting change. Excluding these one-time gains, earnings per share increased $0.13 per share from $1.59 in 2003 to $1.72 in 2004. This increase in diluted earnings per share was due to favorable foreign currency rates and growth in the business, as well as a reduction in the average number of shares outstanding due to the stock repurchase in 2003, as described more fully in Footnote 11 to our Consolidated Financial Statements, "Common and Treasury Stock."

OTHER  COMPREHENSIVE  INCOME

Other comprehensive income decreased by $11,946 for the year ended December 31, 2004 compared to the previous year. This decrease is a result of the decrease in net earnings described above and a decrease in the foreign currency translation adjustment recognized during the year. We hold assets that are denominated in currencies that have been strengthening against the U.S. dollar over the last several years, primarily the Euro, British Pound Sterling and the Japanese Yen. The strengthening of these currencies was less in 2004 than 2003 which resulted in a smaller amount of foreign currency translation being recognized this year.

2003  VS.  2002
---------------

NET  SALES

Net sales for the year ended December 31, 2003, were approximately 1% higher than the year ended December 31, 2002. This increase was driven primarily by favorable changes in foreign currency exchange rates. On a constant-dollar basis, our sales decreased approximately $23,200, or 3.6%, year-over-year. Sales of our proprietary products, which made up 93.8% of total sales in 2003, decreased 4.7% year-over-year when excluding the positive effects of favorable foreign currency translation. Decreases in proprietary sales were driven by our MPS segment, which experienced a decrease of 8.5% or approximately $25,000 on a currency adjusted basis. The sales decreases in MPS were due to the elimination of certain unprofitable product lines, changing sales practices for printing blankets products lines in the United States and weak demand for printing plates used in publication markets during 2003. Partially offsetting the MPS sales decrease was a 0.6% increase on a currency adjusted basis in our ASF segment.

COST  OF  SALES  AND  GROSS  PROFIT

Cost of sales decreased from 2002 to 2003 by 2.3%. Increases due to foreign currency translation were more than offset by decreases predominantly resulting from lower sales and increased plant efficiencies. As a result, our gross profit percentage increased from 44.9% in 2002 to 46.9% in 2003.

We experienced decreases in cost of sales in both our ASF and MPS segments primarily as a result of lower sales. The ASF segment experienced an increase in plant closings and cost reduction efforts associated with restructuring activities in the years leading up to 2003 as well as a shift in product mix to technologies that are more efficient and carry more favorable margins. The gross profit percentage in the ASF segment increased from 47.6% in 2002 to 50.1% in 2003. In the MPS segment, plant closings and restructuring activities in the years leading up to 2003 resulted in an increase in the MPS gross profit percentage from 41.7% in 2002 to 42.7% in 2003 as benefits from these activities were realized.

OPERATING  EXPENSES

Operating expenses were relatively flat from 2002 to 2003. Excluding the negative effects of foreign currency exchange rates, operating expenses decreased 5.1% year-over-year. This decrease was due largely to a decrease in headcount resulting from restructuring activities in the years leading up to 2003 and lower amortization. Partially offsetting these decreases was a 3.9% increase in research and development expense as we continue to invest in our future product growth.

OPERATING  PROFIT

Operating profit increased significantly from 2002 to 2003 as a result of higher gross profit and the realization of benefits created through cost-reduction efforts as described above. As a percent of sales, operating profit increased from approximately 14.0% in 2002 to approximately 16.0% in 2003.

INTEREST  INCOME  (EXPENSE)

Net interest expense decreased approximately $3,705 between 2002 and 2003 primarily as a result of debt payoff activity during those two years. In 2002, we reduced bank debt by approximately $80,000. In 2003, we paid off the remaining portion of our term loans and other debt, excluding our senior subordinated debt and capitalized lease obligations. Lower average debt balances in 2003 resulted in lower interest expense compared to 2002.

OTHER  INCOME  (EXPENSE)

Other income (expense) fluctuated from a $2,651 expense to $4,314 in income between 2002 and 2003. This change was largely the result of changes in the fair value of our interest rate swap and realized foreign exchange gains and losses. In addition, we experienced a gain on the purchase of our treasury stock, as described more fully in Footnote 11 to our Consolidated Financial Statements, "Common and Treasury Stock."

INCOME  TAX  EXPENSE

Our effective tax rate attributable to continuing operations decreased to 32% in 2003 versus 33.9% in 2002. The rate decrease was primarily a result of the utilization of foreign tax credits and a change in earnings mix from higher rate tax jurisdictions to lower rate tax jurisdictions.

EARNINGS  FROM  CONTINUING  OPERATIONS

Earnings from continuing operations before the cumulative effect of accounting change increased 54% in 2003 versus 2002. On a currency adjusted basis, this increase was 43.4%. The year-over-year increase was the result of a higher gross profit margin and lower interest expense in 2003 than in 2002, coupled with an increase in other income of $6,965, resulting from the factors discussed above.

DISCONTINUED  OPERATIONS

On December 9, 2003, we divested our share in Eurocir, a printed circuit board manufacturer located in Europe, which represented significantly all of our electronics manufacturing segment. Accordingly, the sale was accounted for under Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144), as a discontinued operation. The operating results and cash flows from operations have therefore been segregated from the financial results of continuing operations in our consolidated statements of earnings and consolidated statements of cash flows for all periods presented.

The sales price of $5,000 consisted of $3,000 of consideration received upon closing and $2,000 of interest-bearing notes due in 2009. As of December 31, 2004, and 2003, $2,000 was included in other long-term assets related to these notes.

The amounts segregated from continuing operations in our consolidated statements of earnings consisted of the following:





                                                                   YEAR ENDED
                                                     DECEMBER 31, 2003    DECEMBER 31, 2002

Net sales . . . . . . . . . . . . . . . . . . . . .  $           78,747   $           80,485

Loss before income taxes and minority interest. . .  $             (940)  $          (33,674)
Income tax (expense) benefit. . . . . . . . . . . .                 (12)              11,666
Minority interest . . . . . . . . . . . . . . . . .                   -                 (120)
                                                     -------------------  -------------------
Loss from discontinued operations before
gain on sale. . . . . . . . . . . . . . . . . . . .                (952)             (22,128)
Gain on sale of discontinued operations, net of tax               6,544                    -
                                                     -------------------  -------------------
Discontinued operations, net of tax . . . . . . . .  $            5,592   $          (22,128)
                                                     ===================  ===================


Included in discontinued operations for the year ended December 31, 2003, was a pre-tax gain on disposal of discontinued operations of $5,630 with a tax benefit of $914 resulting in an after-tax gain of $6,544, recorded in the fourth quarter. Included in discontinued operations for the year ended December 31, 2002, was a pre-tax charge of $27,389 for goodwill impairment and $7,000 for other asset impairment recognized pursuant to the provisions of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (FAS No. 142), and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144), respectively.

NET  EARNINGS

Net earnings increased significantly year-over-year. The loss from discontinued operations was significantly higher in 2002 versus 2003 due to asset impairments as discussed above in 2002 which increased the loss, versus a gain from the sale of these operations in 2003. Interest expense was lower due to lower debt balances. Also contributing to year-over-year increases in net earnings were improved gross margins and decreases in operating expenses and cost of sales due to cost-reduction initiatives such as plant closures and headcount reduction. Additionally, in 2003 we recognized a benefit from the cumulative effect of change in accounting principle related to outstanding options to purchase our own stock.

DILUTED  EARNINGS  PER  SHARE

In addition to the factors above, diluted earnings per share were positively impacted by the repurchase of over 2,200 shares of our stock during 2003 as described more fully in Footnote 11 to our Consolidated Financial Statements, "Common and Treasury Stock." This resulted in lower average shares outstanding in 2003 compared to 2002.

OTHER  COMPREHENSIVE  INCOME

Other comprehensive income increased by $61,445 for the year ended December 31, 2003 compared to the previous year. This increase is a result of the increase in net earnings described above, an increase in foreign currency translation adjustment recognized during the year and an increase in the amount of minimum pension liability recognized. We hold assets that are denominated in currencies that have been strengthening against the U.S. dollar over the last two years, primarily the Euro, British Pound Sterling and the Japanese Yen. The strengthening in 2003 was greater than the strengthening in 2002 which resulted in a larger amount of foreign currency translation being recognized this year. Changes in actuarial assumptions in 2002 caused a decrease in the minimum pension liability recognized in that year.



LIQUIDITY  AND  CAPITAL  RESOURCES

The table below summarizes our cash flows for the years ended December 31, 2004, and 2003:



                                            2004       2003     VARIANCE
Cash provided by (used in):
Continuing operations . . . . . . . . .  $85,277   $ 94,552   $  (9,275)
Discontinued operations . . . . . . . .        -     (3,135)      3,135
                                         --------  ---------  ----------
Total Operating Activities. . . . . . .   85,277     91,417      (6,140)
Investing Activities. . . . . . . . . .   (8,534)    (5,704)     (2,830)
Financing Activities. . . . . . . . . .   (4,017)   (57,972)     53,955
Effect of exchange rate changes on cash    3,809      1,534       2,275
                                         --------  ---------  ----------
Net change in cash. . . . . . . . . . .  $76,535   $ 29,275   $  47,260
                                         ========  =========  ==========


The majority of our liquidity is derived from cash produced from operations. Our cash flow provided by operating activities was $85,277 during 2004, which was a $6,140 decrease from cash provided in the previous year. Year-over-year changes in cash flow from operating activities were driven by the cash impact of discontinued operations and changes in tax assets and liabilities, inventories, and accounts receivable. In 2003, cash used in discontinued operations had the effect of decreasing net cash provided by operating activities by $3,135. Excluding the effect of discontinued operations, cash provided by operating activities decreased $9,275 or nearly 10%, year-over-year. Tax planning strategies in 2004 reduced the negative impacts of tax activities on cash flows in 2004 when compared to 2003. Inventories and accounts receivable increased during 2004 as a result of increased sales activity in the year in contrast to 2003, when proactive working capital measures had the effect of reducing inventories and other current accounts.

Cash used in investing activities increased $2,830 for the year ended December 31, 2004, when compared with the previous year. 2003 benefited from proceeds from the disposition of our Electronics Manufacturing segment, as described more fully in Footnote 16 to our Consolidated Financial Statements, "Discontinued Operations." In 2004, we earned higher proceeds from fixed asset dispositions due in large part to the sale of equipment formerly associated with our Electronics Manufacturing segment for approximately $1,700, as described further in Footnote 4 to our Consolidated Financial Statements, "Property, Plant and Equipment."

On May 7, 2003, we purchased 1,350,000 shares of our own stock from one of our shareholders for approximately $30,500. On September 22, 2003, we purchased all of the remaining shares owned by that shareholder for an additional $21,293. As a result, our net cash used in financing activities decreased significantly during the 2004 year compared with the prior year. Excluding the effects of these purchases, net cash used in financing activities decreased approximately $2,200 year-over-year. This change was driven by higher net debt repayments during 2003 compared with 2004.

We increased our quarterly dividend from $0.02 to $0.03 in the third quarter of 2003. The dividend was increased again in the first quarter of 2004 to $0.04, bringing our annual dividend to $0.16 per share from $0.10 per share in 2003. However, due to the timing of dividend funding, cash dividends paid during 2004 were consistent with those paid in 2003.

The Board of Directors from time to time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At December 31, 2004, the outstanding authorization to purchase approximately 798,280 shares would cost approximately $28,818.

We believe that we have the financial flexibility to deliver shareholder value while meeting our contractual obligations. Future estimated contractual cash commitments for the years subsequent to December 31, 2004, are summarized in the following table:




                                          LESS THAN.  2-3      4-5    AFTER 5
                                  TOTAL. . 1 YEAR    YEARS    YEARS     YEARS
                                --------  -------  --------  -------  --------
Long-term debt . . . . . . . .  $301,632  $     -  $      -  $   132  $301,500
Semi-annual bond interest. . .   192,584   27,512    55,024   55,024    55,024
Capital leases . . . . . . . .       824      264       396       54       110
Operating leases . . . . . . .    21,651    6,838     7,082    3,493     4,238
Pension funding requirements .    33,500    5,500    14,000   14,000         -
Purchase obligations and other     1,943    1,943         -        -         -
                                --------  -------  --------  -------  --------
Total contractual cash
commitments. . . . . . . . . .  $552,134  $42,057  $ 76,502  $72,703  $360,872
                                ========  =======  ========  =======  ========

As of December 31, 2004, we had cash and cash equivalents of $137,829 and net working capital of $260,103. At December 31, 2003, we had cash and cash equivalents of $61,294 and net working capital of $179,692. Excluding our non-monetary items (prepaid expenses and deferred taxes) our working capital was $231,617 as of December 31, 2004, compared to $148,595 at December 31, 2003. We have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in U.S. dollars and foreign currencies, of up to $50,000. There has been no balance outstanding or activity on this revolving loan facility for any of the periods presented. We have other uncommitted credit facilities which presently total approximately $42,400. The following table reflects our ability to fund both our required obligations and our shareholder growth initiatives for 2005, using our current financial resources:





Cash and cash equivalents as of December 31, 2004 . . . . .  $137,829
Other net current monetary assets and liabilities as of
December 31, 2004 . . . . . . . . . . . . . . . . . . . . .    93,788
                                                             --------
                                                              231,617

Available borrowings under revolving loan facility. . . . .    50,000
Availability under other uncommitted credit facilities. . .    42,400
                                                             --------
    Total cash available and potentially available. . . . .   324,017

Contractual cash commitments due in next year . . . . . . .    42,057
Expected 2005 capital expenditures. . . . . . . . . . . . .    15,000
Expected 2005 dividend payments . . . . . . . . . . . . . .     7,264
                                                             --------
    Excess of cash available and potentially available over
requirements. . . . . . . . . . . . . . . . . . . . . . . .  $259,696
                                                             ========

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

Legal  Proceedings:

From time to time there are various legal proceedings pending against us. We consider all such proceedings to be ordinary litigation incident to the nature of our business. Certain claims are covered by liability insurance. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on our financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings.

FORWARD-LOOKING  STATEMENTS

This report and our other reports include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

Risk  in  foreign  markets
Approximately 60% of our sales and gross profit in 2004 was contributed by our foreign-based subsidiaries. As such, we are highly subject to various risks inherent to conducting business outside of our country of domicile, including, but not limited to, the impact of social and economic instability in some of the countries in which we do business and impacts of governmental change or governmental instability in some regions in which our products are sold or produced. Most notably, we operate in challenging environments that are experiencing periods of rapid social and political change in countries such as China, Mexico, Brazil, and other Latin American and Asian countries. Likewise, because we do not hedge our foreign currency translation risks, our results of operations could be significantly impacted on a U.S. dollar basis from relative strengthening or weakening of the dollar against other currencies.

Acquisitions  and  dispositions
We have in the past and may in the future make strategic acquisitions or dispose of portions of our business. We do not receive any assurance with respect to these transactions that we will be successful in realizing our objectives, or that realization may not take longer than expected, or that there will not be unintended adverse consequences to the completion of these transactions.

Supply
We are subject to increases in raw materials prices and periodic limitations in the availability of materials needed to manufacture goods. These factors may disrupt our supply chain and may have an adverse effect on our financial results.

Technology
We rely on our patents and trademarks and the protection that these intellectual property rights provide to us for our financial stability and future growth. Successful defense of these rights is paramount to our future success. Likewise, our success in developing and implementing new technologies and other intellectual property will have a significant effect on our future financial results.

Products  and  Sales
We operate in a fast-paced industry that relies on new technologies and successful new product implementation for financial success and stability. We cannot be assured that we will have success in developing and introducing new products, nor can we be assured of their success in the marketplace. Likewise, we may experience a shift in our sales mix from more- to less-profitable products which we are not able to anticipate.

Environmental  and  Legal  Risk
The nature of our operations, as manufacturers and distributors of specialty chemical products and systems, expose us to the risk of liability or claims with respect to environmental cleanup or other matters, including those related to the disposal of hazardous materials. We have been named as a potentially responsible party at two Superfund sites in the United States and are currently subject to environmental investigations and/or cleanup activities at various other sites in the midwestern and eastern portions of the United States. These matters are more thoroughly described in our discussion of environmental and legal matters in the Footnotes to our Consolidated Financial Statements. While we do not expect that current litigation will have a material impact on our results of operations, ultimate costs of cleanup could vary significantly from our estimates. Likewise, we are not able to predict or anticipate other litigation or cleanup costs at contaminated sites not currently known to the company.

We are also subject to litigation in the normal course of business. The costs and other effects of pending litigation and administrative actions against us cannot be determined with certainty. While management does not believe that any current proceedings will have a material adverse effect on our business, there can be no assurance that the outcome of such proceedings will be as expected. Please refer to Footnote 14 in our Consolidated Financial Statements.

All forward-looking statements should be considered in light of these factors. We undertake no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.

CRITICAL  ACCOUNTING  ESTIMATES

In preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that effect reported amounts in our consolidated financial statements. Management uses their best judgment based on their understanding and analysis of the relevant circumstances to reach these decisions. These judgments, by nature, are subject to an inherent degree of uncertainty. Accordingly, actual results could differ significantly from the estimates applied. Management has reviewed our critical accounting estimates with our Audit Committee and our Board of Directors.

Our  critical  accounting  estimates  include  the  following:

Allowance for doubtful receivables: We maintain an allowance for estimated credit losses based upon our historical collections experience and any specific customer collection issues that we have identified through continuous monitoring of customer collections and payments. Historically, our provisions for such bad debts based on historical experience have adequately matched actual experience, however, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Further, we are not able to predict future changes in the financial condition of our customers. If circumstances related to our customers deteriorate or if credit loss rates change considerably from past experience, our estimates of the recoverability of our trade receivables could be materially affected, we may be required to record additional allowances. During the years ended December 31, 2004, 2003 and 2002, we recorded an allowance for doubtful receivables of $3,562, $2,606 and $4,773, respectively in the selling, technical and administrative expense line on our Consolidated Statements of Income.

Reserve for obsolete inventories: We value inventory at lower of average cost or market and maintain a reserve for estimated inventory obsolescence, which is regularly reviewed by management. Our calculation of the reserve for obsolete inventories considers historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand. Based on this information, we reserve against obsolete and slow-moving inventory up to the inventory's net realizable value. Significant changes in any of the factors used to estimate this allowance could materially affect our allowance and may require us to record additional reserves, which are expensed through the cost of sales line in our consolidated statements of income. Historically, our reserve has been adequate to cover actual expense. During the years ended December 31, 2004, 2003 and 2002, we held reserves of $15,274, $16,179 and $16,292, respectively related to our inventories.

Goodwill and intangible assets: We evaluate the carrying value of our goodwill and indefinite-lived intangible assets annually, or more often if circumstances warrant, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (FAS No. 142). Our evaluations require us to estimate future cash flows to be generated by our goodwill and indefinite-lived intangible assets in order to assess the recoverability of these assets. This process requires us to make significant judgments and assumptions about future business conditions, including future revenues and discount rates, based upon the best information available to us at the time of the assessment. Changes in any of the assumptions we use to perform our impairment testing could have a material effect on our assessment of the recoverability of these assets, and could thereby require us to write down these assets to our estimated net realizable value. If an asset is found to be impaired, the impairment would be recorded in the operating expense line on our consolidated statements of income. In 2002, we recorded a charge of $982 in general and administrative expense to write off goodwill in our ASF segment that was no longer supported by our discounted cash flow analysis. Also included in discontinued operations for 2002 were pre-tax charges of $27,389 for a goodwill impairment recognized pursuant to the provisions of FAS No. 142. We performed goodwill and intangible asset impairment testing during our fourth fiscal quarter of 2004 and determined that no balance was impaired. Based on our annual assessment, we do not expect that any impairments are forthcoming.

Joint ventures: We hold interests in various other entities which manufacture products similar or complimentary to our products. We generally apply the equity method of accounting to investments where we own 20% or more of the entity's equity and where we do not exercise significant influence. Our share of income from these joint ventures is recorded in the miscellaneous income (expense) line of the consolidated statements of income. Management regularly evaluates the recoverability of these investments. If there is significant doubt about our ability to recover our investment, we impair or reserve against the investment in miscellaneous income (expense) in our consolidated statements of income up to the asset's estimated realizable value. The value of the investments and impairments related to these ventures have historically been immaterial.

Income taxes: As of December 31, 2004, 2003 and 2002, we recorded deferred tax assets related to income tax loss carryforwards, investment credits and other items of $84,476, $101,782 and $93,938, respectively. These assets were offset by valuation allowances of $11,952, $17,246, and $14,103, respectively, thereby resulting in net deferred tax asset of $72,524, $84,536, $79,835 for each year. We determine our income tax valuation by considering multiple factors, including the tax jurisdiction, the carryforward period, and our income tax planning strategies. We record a valuation allowance when, based on available evidence, we conclude that it is more likely than not that a portion or all of a deferred tax asset will not be realized. This valuation allowance could change significantly if tax laws change in any of the jurisdictions where we do business or if any of our assumptions used in the calculation of the allowance change significantly. We cannot reasonably foresee any of these changes and base our valuations on best evidence at the time of the assessment.

Environmental and Other Legal Matters: The nature of our business exposes us to the risk of liability of claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, from time to time, we are subject to costs associated with the cleanup of various contaminated sites (See Footnote 14 to our Consolidated Financial Statements, "Contingencies, Environmental and Legal Matters"). Because there are often many parties that are held responsible for paying for cleanup, we must estimate our reserve based on the best information we have at the time of assessment. It is our policy to review environmental issues in light of both historical experience and current information and reserve accordingly. We are unable to predict what our actual costs will be for environmental cleanup with complete accuracy. Significant changes in third party cleanup estimates or departures from past experience could have a material impact on our reserves for environmental issues.

We are also subject to litigation in the ordinary course of business (see Footnote 14, Contingencies, Environmental and Legal Matters).

We reserve for legal and environmental contingencies when a liability for those contingencies has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS No. 5). Any significant litigation or significant change in our estimates of cleanup costs could materially affect our financial results and cause us to increase our provision for related costs. Any provision made for these costs are expensed to selling, technical and administrative expenses. Historically, our legal and environmental provisions have adequately matched actual expense.

Employee Benefit Plans: We sponsor a defined benefit pension plan and a retirement medical benefit plan for our domestic employees providing retirement benefits based upon years of service and compensation levels. We also sponsored a defined benefit pension plan for our United Kingdom-based employees employed at our Canning subsidiary that was frozen as of April 6, 1997, when the plan was converted from a defined benefit plan to a defined contribution plan. The projected benefit obligations and pension expenses from both of these plans is dependent upon various factors such as the discount rate, actual return on plan assets and the funding of the plan. Management can neither predict the future interest rate environment, which directly impacts the selection of future discount rates, nor predict future asset returns that the pension plan will experience. Changes in these assumptions will affect current year and future year pension expense and the projected benefit obligation. The plan discount rate assumption was changed to 6.0% in 2004 from 6.25% in 2003 and the rate of compensation increase assumption was changed to 4.5% in 2003 from 5.0% in 2002. The net effect of changing these assumptions resulted in an increase of approximately $1,600 in the projected benefit obligation and is expected to keep pension expense flat in 2005. Management estimates that a 100 basis point drop in the discount rate for the valuation at December 31, 2004, will increase the plan's projected benefit obligation by approximately $2,000 and increase the plan's pension expense by approximately $1,500. However, these increases could be offset by other factors such as favorable asset experience or additional cash contributions to the plan.

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


Date:  April  13,  2005                            /s/  Daniel  H.  Leever
                                                   -----------------------

                                                        Daniel  H.  Leever
                                                         Chairman  and
                                                 Chief  Executive  Officer


Date:  April  13,  2005                      /s/  Gregory  M.  Bolingbroke
                                             -----------------------------

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