Form 10-Q
period 2005-03-31
MACDERMID INC
filed 2005-05-09
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2005
                                    ----------------

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

        Registrant's telephone number, including area code (720) 479-3060
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                 Outstanding  at May 1, 2005
     ----------------------          ---------------------------
     Common  Stock,  no  par  value       30,313,697  shares



                             MACDERMID, INCORPORATED
                                     INDEX


PART I:  Financial Information

Item 1:     Financial Statements (Unaudited):
            Consolidated Condensed Balance Sheets as of March 31, 2005, and
               December 31, 2004.
            Consolidated Statements of Earnings for the three-month periods ended March 31, 2005, and 2004.
            Consolidated Statements of Cash Flows for the three-month periods ended
               March 31, 2005, and 2004.
            Notes to Consolidated Financial Statements

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

            Signatures



                                MACDERMID, INCORPORATED
                          CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts in thousands of dollars except per share amounts)
                                      (Unaudited)
                                                      THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------
                                                       2005                   2004
                                          ------------------------------  ------------

Net sales. . . . . . . . . . . . . . . .  $                     170,247   $   162,012
Cost of sales. . . . . . . . . . . . . .                         92,594        84,486
                                          ------------------------------  ------------
    Gross profit . . . . . . . . . . . .                         77,653        77,526

Operating expenses:
  Selling, technical and administrative.                         46,670        45,360
  Research and development . . . . . . .                          6,532         5,357
                                          ------------------------------  ------------
                                                                 53,202        50,717
                                          ------------------------------  ------------
    Operating profit . . . . . . . . . .                         24,451        26,809

Other income (expense):
  Interest income. . . . . . . . . . . .                            622           228
  Interest expense . . . . . . . . . . .                         (7,644)       (7,819)
  Miscellaneous income (expense) . . . .                             30          (258)
                                          ------------------------------  ------------
                                                                 (6,992)       (7,849)

Earnings before income taxes . . . . . .                         17,459        18,960
Income taxes . . . . . . . . . . . . . .                         (5,674)       (6,067)
                                          ------------------------------  ------------
Net earnings . . . . . . . . . . . . . .  $                      11,785   $    12,893
                                          ==============================  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . . .  $                        0.39   $      0.43
                                          ==============================  ============
   Diluted . . . . . . . . . . . . . . .  $                        0.38   $      0.42
                                          ==============================  ============

Weighted average common shares
outstanding:
  Basic. . . . . . . . . . . . . . . . .                     30,293,269    30,266,513
                                          ==============================  ============
  Diluted. . . . . . . . . . . . . . . .                     30,809,620    31,041,763
                                          ==============================  ============

Dividends declared per common share. . .  $                        0.06   $      0.04
                                          ------------------------------  ------------


See  accompanying  notes  to  consolidated  financial  statements.




                             MACDERMID, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)

                                                    MARCH 31,    DECEMBER 31,
                                                  ------------  -------------
                                                        2005           2004
                                                  ------------  -------------
                                                   (Unaudited)
Assets

Current assets:
Cash and cash equivalents. . . . . . . . . . . .  $    133,741  $     137,829
Accounts receivable, net of allowance
for doubtful receivables of $11,732
and $11,822, respectively. . . . . . . . . . . .       145,019        142,455
Inventories. . . . . . . . . . . . . . . . . . .        84,107         80,445
Prepaid expenses . . . . . . . . . . . . . . . .         8,964         10,183
Deferred income taxes. . . . . . . . . . . . . .        18,160         18,303
                                                  ------------  -------------
    Total current assets . . . . . . . . . . . .       389,991        389,215

Property, plant and equipment, net
of accumulated depreciation of
185,817 and $189,167, respectively . . . . . . .       107,053        110,463
Goodwill . . . . . . . . . . . . . . . . . . . .       194,287        194,287
Intangibles, net of accumulated amortization of
12,458 and $11,933, respectively . . . . . . . .        27,993         28,434
Deferred income taxes. . . . . . . . . . . . . .        32,178         34,675
Other assets, net. . . . . . . . . . . . . . . .        14,883         16,645
                                                  ------------  -------------

Total assets . . . . . . . . . . . . . . . . . .  $    766,385  $     773,719
                                                  ============  =============

See  accompanying  notes  to  consolidated  financial  statements.




                             MACDERMID, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands of dollars except share amounts)

                                                MARCH 31,    DECEMBER 31,
                                              ------------  --------------
                                                  2005           2004
                                              ------------  --------------
                                               (Unaudited)
Liabilities and shareholders' equity:

Current liabilities:
Accounts payable . . . . . . . . . . . . . .  $    56,983   $      55,944
Accrued compensation . . . . . . . . . . . .       12,281          12,370
Accrued interest . . . . . . . . . . . . . .        5,826          12,700
Accrued income taxes payable . . . . . . . .        7,399           7,293
Other current liabilities. . . . . . . . . .       35,871          40,805
                                              ------------  -------------
    Total current liabilities. . . . . . . .      118,360         129,112

Long-term debt and capital lease obligations      300,888         301,077
Retirement benefits, less current portion. .       26,192          26,588
Deferred income taxes. . . . . . . . . . . .        7,164           9,267
Other long-term liabilities. . . . . . . . .        4,172           3,644
                                              ------------  -------------
    Total liabilities. . . . . . . . . . . .      456,776         469,688
                                              ------------  -------------

Shareholders' equity:
Common stock, authorized 75,000,000
shares, issued 46,843,670 at March 31,
2005, and 46,838,700 shares at December
31, 2004, at stated value of $1.00 per share       46,844          46,839
Additional paid-in capital . . . . . . . . .       35,242          33,053
Retained earnings. . . . . . . . . . . . . .      337,046         327,080
Accumulated other comprehensive income . . .        5,157          11,772
Less - cost of common shares held in
treasury, 16,546,763 at March 31, 2005,
16,547,686 at December 31, 2004. . . . . . .     (114,680)       (114,713)
                                              ------------  -------------
    Total shareholders' equity . . . . . . .      309,609         304,031
                                              ------------  -------------
Total liabilities and shareholders' equity .  $   766,385   $     773,719
                                              ============  =============

See  accompanying  notes  to  consolidated  financial  statements

                                 MACDERMID, INCORPORATED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands of dollars, unaudited)

                                                       THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------
                                                                   2005      2004
                                                -------------------------  --------

Net cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . .  $                 11,785   $12,893
Adjustments to reconcile earnings from
continuing operations to net cash provided by
operating activities:
Depreciation . . . . . . . . . . . . . . . . .                     3,846     4,125
Amortization . . . . . . . . . . . . . . . . .                       891       734
Provision for bad debts. . . . . . . . . . . .                       517       599
Deferred income taxes. . . . . . . . . . . . .                       163      (149)
Stock compensation expense . . . . . . . . . .                     2,177     1,560
Changes in assets and liabilities:
   (Increase) decrease in receivables. . . . .                    (7,825)   (7,543)
   (Increase) decrease in inventories. . . . .                    (5,547)   (3,758)
   Decrease in prepaid expenses. . . . . . . .                     1,309     1,133
   Decrease in accounts payable. . . . . . . .                     3,167         5
   Decrease in accrued expenses. . . . . . . .                   (10,541)   (8,273)
   Increase in income tax liabilities. . . . .                       196     3,084
   Other . . . . . . . . . . . . . . . . . . .                     1,885     1,567
                                                -------------------------  --------
Net cash flows provided by operating
   activities. . . . . . . . . . . . . . . . .                     2,023     5,977

Cash flows from investing activities:
Capital expenditures . . . . . . . . . . . . .                    (3,006)   (1,301)
  Proceeds from disposition of fixed assets. .                        16       519
  Proceeds from disposition of business. . . .                       263         -
                                                -------------------------  --------
Net cash flows used in investing activities.                      (2,727)     (782)

Cash flows from financing activities:
  Net short-term borrowings (repayments) . . .                       142      (201)
  Repayments of long-term borrowings . . . . .                      (204)     (121)
  Issuance from treasury shares. . . . . . . .                        33        31
  Proceeds from exercise of stock options. . .                        17        54
  Dividends paid . . . . . . . . . . . . . . .                    (1,212)        -
                                                -------------------------  --------
Net cash flows used in financing activities.                      (1,224)     (237)

Effect of exchange rate changes on cash
and cash equivalents . . . . . . . . . . . . .                    (2,160)      307
                                                -------------------------  --------
Net increase (decrease) in cash and cash
equivalents. . . . . . . . . . . . . . . . . .                    (4,088)    5,265
Cash and cash equivalents at beginning of
period . . . . . . . . . . . . . . . . . . . .                   137,829    61,294
                                                -------------------------  --------
Cash and cash equivalents at end of period . .  $                133,741   $66,559
                                                =========================  ========
Cash paid for interest . . . . . . . . . . . .  $                 14,226   $14,320
                                                =========================  ========
Cash paid for income taxes . . . . . . . . . .  $                  5,085   $ 2,720
                                                =========================  ========

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except share and per share amounts)

NOTE  1.     Summary  of  Significant  Accounting  Policies
The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated and its subsidiary companies as of March 31, 2005, and the results of operations for the three- month periods ended March 31, 2005, and 2004. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004.

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (MacDermid) as a consolidated entity, the Advanced Surface Finishing segment (ASF), the MacDermid Printing Solutions segment (MPS), and our other corporate entities.

Certain amounts in our 2004 results have been reclassified to conform to the current year presentation.

NOTE 2. Earnings Per Common Share and Other Common Share Information Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 2,417,950 and 1,551,100 shares of common stock were outstanding as of March 31, 2005, and 2004, respectively, but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of March 31, 2005, and 2004, respectively.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:


                                  THREE MONTHS ENDED MARCH 31,
                                         2005        2004
                                        ------      ------
Basic common shares. . . . . . .     30,293,269  30,266,513
Dilutive effect of stock options        516,351     775,250
                                  -------------  ----------
Diluted common shares. . . . . .     30,809,620  31,041,763
                                  -------------  ----------


NOTE  3.     Stock-Based  Plans
We grant stock options and stock awards to our Board of Directors and to our employees. The stock awards are granted at fair market value and the related expense is recognized at the date of grant. The amount of expense recognized during the three-month periods ended March 31, 2005, and 2004, related to the stock awards $134 and $70, respectively. Effective April 1, 2001, we adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS
123), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three month periods ended March 31, 2005, and 2004, we charged $2,043 and $1,490, respectively, to expense related to stock options. Previously, and since April 1, 1996, we had adopted the disclosure requirements of SFAS 123 and continued to account for our stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Had we used the fair value expense recognition method of accounting for all stock options granted under our plans between April 1, 1996, and April 1, 2001, net earnings and net earnings per common share for the three-month periods ended March 31, 2005, and 2004, would have been reduced to the following pro forma amounts:



                                                                              2005      2004
                                                                            --------  --------
Net earnings available for common shareholders as reported . . . . . . . .  $11,785   $12,893
                                                                            --------  --------
Add: stock based employee  compensation expense included in
  reported net income, net of related tax effects. . . . . . . . . . . . .    1,469     1,061
Deduct: total stock based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects   (1,469)   (1,139)
                                                                            --------  --------
Pro forma net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .  $11,785   $12,815

Net earnings per common share:
  Basic
    As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.39   $  0.43
    Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.39   $  0.42
  Diluted
    As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.38   $  0.42
    Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.38   $  0.41


NOTE  4.     Goodwill  and  Other  Intangible  Assets
Acquired intangible assets as of March 31, 2005, and December 31, 2004, are as follows:


                                                 AS OF
                          MARCH 31, 2005                           DECEMBER 31, 2004
            ---------------------------------------    ---------------------------------------
            Gross Carrying   Accumulated      Net      Gross Carrying   Accumulated      Net
               Amount        Amortization   Amount        Amount        Amortization   Amount
            --------------   ------------   -------    --------------   ------------   -------
Patents. .  $  17,566        $  (8,411)    $  9,155    $  17,566        $  (8,087)    $  9,479
Trademarks     20,155           (2,166)      17,989       20,135           (2,115)      18,020
Others . .      2,731           (1,882)         849        2,666           (1,731)         935
            -------------    ------------  --------    --------------   ------------  --------
   Total .  $  40,452        $ (12,459)    $ 27,993    $  40,367        $ (11,933)    $ 28,434
            =============    ============  ========    ==============   ============  ========

Included in the table above is the net carrying amount of $16,233 at March 31, 2005, and December 31, 2004, for trademarks which are not being amortized due to the indefinite life associated with these assets. Amortization expense related to amortization of intangible assets for the three month periods ended March 31, 2005, and 2004, was $409 and $437, respectively.

Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of 5 to 30 years.

Amortization expense for intangible assets is expected to range from $1,600 down to $1,100 over the next five years.

The goodwill carrying amount for the Advanced Surface Finishing segment was $122,157 as of March 31, 2005, and December 31, 2004. The goodwill carrying amount for the Printing Solutions segment was $72,130 as of March 31, 2005, and December 31, 2004.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We will perform our annual impairment testing for 2005 during our fourth fiscal quarter. Currently, we are not aware of any event that occurred since our last impairment testing date that would have caused our goodwill or intangible assets to become impaired.

NOTE  5.     Comprehensive  Income
The  components  of comprehensive income for the three-month periods ended March
31,  2005,  and  2004,  are  as  follows:




                                     THREE MONTHS ENDED MARCH 31,
                                           2005        2004
                                          ------      ------
Net earnings . . . . . . . .  $           11,785   $  12,893
Other comprehensive income:
Foreign currency translation
   adjustment. . . . . . . .              (6,779)        600
Other. . . . . . . . . . . .                 164           -
                              -------------------  ---------
Comprehensive income . . . .  $            5,170   $  13,493
                              ===================  =========


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


                                      THREE MONTHS ENDED MARCH 31,
                                            2005       2004
                                           ------     ------
Results of operations by segment:
Net sales:
   Advanced Surface Finishing
Total segment net sales . . . . . .  $    101,308   $   95,555
Intersegment sales. . . . . . . . .        (2,167)      (2,067)
                                     --------------  ---------
 Net external sales for the segment        99,141       93,488

Printing Solutions. . . . . . . . .        71,106       68,524
                                     --------------  ---------
   Consolidated net sales . . . . .  $    170,247   $  162,012
                                     ==============  =========

Operating profit (loss):
   Advanced Surface Finishing . . .  $     14,135   $   14,737
   Printing Solutions . . . . . . .        10,316       12,072
                                     --------------  ---------
     Consolidated operating profit.  $     24,451   $   26,809
                                     ==============  =========


                                            AS OF
                                   MARCH 31,     DECEMBER 31,
                                     2005            2004
                                   --------      -----------
Identifiable assets by segment:
Advanced Surface Finishing. . .  $  484,503   $     499,119
Printing Solutions. . . . . . .     279,038         277,488
Unallocated corporate assets. .     130,414         132,035
Intercompany eliminations . . .    (127,570)       (134,923)
                                 -----------  -------------
   Consolidated assets. . . . .  $  766,385   $     773,719
                                 ===========  =============

NOTE  7.
The major components of inventory as of March 31, 2005 and December 31, 2004, were as follows:

                            MARCH 31, 2005   DECEMBER 31, 2004
                            ---------------  ------------------
Finished goods . . . . . .  $        45,914  $           43,802
Raw materials and supplies           31,283              29,563
Equipment. . . . . . . . .            6,910               7,080
                            ---------------  ------------------
Inventories. . . . . . . .  $        84,107  $           80,445
                            ===============  ==================

NOTE  8.  Pension  and  postretirement  Benefits  Plans
The following table shows the components of the net periodic pension benefit costs we incurred in the three month ended March 31, 2005, and 2004:

                                      THREE MONTHS ENDED MARCH 31,
                                         2005                2004
                                 ------------------   -----------------
                                 DOMESTIC   FOREIGN   DOMESTIC  FOREIGN
                                 ------------------   -----------------
Net periodic benefit cost:
Service Costs . . . . . . . . . . .  $  936   $ 144   $  936   $ 130
Interest Costs. . . . . . . . . . .     898     815      898     694
Expected return on plan assets. . .    (798)   (807)    (876)   (805)
Amortization of prior service costs       6       -        6       -
Recognized actuarial (gain)/loss. .      83     286       83     194
                                     ------  ------  -------  ------
Net periodic benefit cost . . . . .  $1,125   $ 438   $1,047   $ 213
                                     ======  ======  =======  ======

The estimated net periodic benefit cost for our other postretirement benefits was $160 for the three-months ended March 31, 2005, and 2004..

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $5,500 to our pension plans in 2005. As of March 31, 2005, $587 of contributions have been made. We currently expect to contribute $5,388 to our pension plans during the remainder of 2005.

In May 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (FAS 106-2). We adopted FAS 106-2 in the third quarter of 2004, at that time we were unable to assess the impact to our financial statements from the adoption because the legislation related to the exact calculation of a Federal subsidy for qualifying plans had not been finalized. In the first quarter of 2005 we have determined that the effect of this adoption was not material.


NOTE  9.     Contingencies,  Environmental  and  Legal  Matters

Environmental  Issues:

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

We are named as a potentially responsible party ("PRP") at two Superfund sites, Fike-Artel in Nitro, West Virginia and Solvent Recovery Service in Southington, Connecticut. There are many other PRPs involved at these sites. With respect to both of these sites, we have entered into cost sharing agreements with the applicable PRP groups and our allocated cost share with regard to each of these sites is deminimus at 0.2%. Our ongoing costs with respect to each site generally range from about $2-$4 thousand dollars per quarter. As a result of the deminimus nature of the costs no specific reserve has been established. We have also been contacted with requests for information with regard to two additional sites, Whitney Barrel in Massachusetts and the Lake Calumet Cluster site in Illinois. We have found no information connecting it or its subsidiaries to these sites and has not received a PRP notice regarding these two additional sites. As a result no reserve is deemed appropriate in this regard at this time. While the ultimate costs of such liabilities are difficult to predict, we do not expect that our costs associated with these sites will be material.

In addition, some of our facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which we are conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998, acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. We have established an environmental remediation reserve of $1,700, predominantly attributable to those Canning sites that we believe will require environmental remediation. With respect to those sites, we also believe that our Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. We estimate the range of cleanup costs at the Canning sites between $2,000 and $5,000 and have recorded a $3,300 accrual (comprised of the foregoing $1,700 reserve and the $1,600 deferred purchase price) related to these costs, representing management's best estimate of total costs within this range. Investigations into the extent of contamination, however, are ongoing with respect to these sites. To the extent our liabilities exceed the $1,600 deferred purchase price, we may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. We have instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration has been concluded with a confirmation, in our favor, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. We expect that the remediation will take several years. We are continuing to monitor the environmental condition at the Waukegan site. Significant remediation activities have already been concluded on the Waukegan site, however, it has not yet been determined whether additional remediation activities will be required. We are also in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined. We have recorded a reserve of $645 with regard to this remediation. We do not anticipate that we will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.


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

NOTE  10.     Guarantor  Financial  Statements
MacDermid, Inc. ("Issuer") issued 9 1/8% Senior Subordinated Notes ("Bond Offering") effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly 100% owned domestic restricted subsidiaries of MacDermid, Inc. ("Guarantors"). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. Our foreign subsidiaries ("Non-Guarantors") are not guarantors of the indebtedness under the Bond Offering.

The equity method was used by MacDermid, Inc. with respect to investments in subsidiaries for these financial statements. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management's best estimates, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004.

The following financial information sets forth our Condensed Consolidating Balance Sheets as of March 31, 2005, and December 31, 2004; the Condensed Consolidating Statements of Earnings for the three-month periods ending March 31, 2005, and 2004; and the Condensed Consolidating Statements of Cash Flows for the three months ending March 31, 2005, and 2004.


CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2005
(Unaudited)                                                                                 MACDERMID
                                          GUARANTOR     NONGUARANTOR                      INCORPORATED
                             ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                             ---------  --------------  --------------  --------------  -----------------
Net sales . . . . . . . . . .  $22,519   $      45,004   $     110,543   $      (7,819)  $         170,247
Cost of sales . . . . . . . .   15,170          22,027          63,216          (7,819)             92,594
                               --------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .    7,349          22,977          47,327               -              77,653

Operating expenses:
Selling, technical and
administrative. . . . . . . .   10,889           8,256          27,525               -              46,670
Research and development. . .    1,679           2,271           2,582               -               6,532
                               --------  --------------  --------------  --------------  ------------------
                                12,568          10,527          30,107               -              53,202
                               --------  --------------  --------------  --------------  ------------------
Operating (loss) profit . . .   (5,219)         12,450          17,220               -              24,451

Equity in earnings of
subsidiaries. . . . . . . . .   19,880          11,652               -         (31,532)                  -
Interest income . . . . . . .      340               1             281               -                 622
Interest expense. . . . . . .   (7,570)              -             (74)              -              (7,644)
Miscellaneous income
(expense), net. . . . . . . .      154             262            (386)              -                  30
                               --------  --------------  --------------  --------------  ------------------
                                12,804          11,915            (179)        (31,532)             (6,992)
                               --------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.    7,585          24,365          17,041         (31,532)             17,459
Income tax benefit
(expense) . . . . . . . . . .    4,200          (4,485)         (5,389)              -              (5,674)
                               --------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $11,785   $      19,880   $      11,652   $     (31,532)  $          11,785
                               ========  ==============  ==============  ==============  ==================

CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  MARCH  31,  2004
(Unaudited)                                                                                 MACDERMID
                                          GUARANTOR     NONGUARANTOR                      INCORPORATED
                             ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                             ---------  --------------  --------------  --------------  -----------------
Net sales . . . . . . . . . .  $23,480   $      39,815   $     103,204   $      (4,487)  $         162,012
Cost of sales . . . . . . . .   15,749          16,822          56,402          (4,487)             84,486
                               --------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .    7,731          22,993          46,802               -              77,526

Operating expenses:
Selling, technical and
administrative. . . . . . . .   10,191           7,303          27,866               -              45,360
Research and development. . .    1,898           1,696           1,763               -               5,357
                               --------  --------------  --------------  --------------  ------------------
                                12,089           8,999          29,629               -              50,717
                               --------  --------------  --------------  --------------  ------------------
Operating (loss) profit . . .   (4,358)         13,994          17,173               -              26,809

Equity in earnings of
subsidiaries. . . . . . . . .   20,543          10,635               -         (31,178)                  -
Interest income . . . . . . .       30               7             191               -                 228
Interest expense. . . . . . .   (8,017)          1,210          (1,012)              -              (7,819)
Miscellaneous income
(expense), net. . . . . . . .       35             325            (618)              -                (258)
                               --------  --------------  --------------  --------------  ------------------
                                12,591          12,177          (1,439)        (31,178)             (7,849)
                               --------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.    8,233          26,171          15,734         (31,178)             18,960
Income tax benefit
(expense) . . . . . . . . . .    4,660          (5,628)         (5,099)              -              (6,067)
                               --------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $12,893   $      20,543   $      10,635   $     (31,178)  $          12,893
                               ========  ==============  ==============  ==============  ==================





CONSOLIDATED  BALANCE  SHEETS
MARCH  31,  2005
(Unaudited)
                                                                                            MACDERMID
                                          GUARANTOR     NONGUARANTOR                      INCORPORATED
                             ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                             ---------  --------------  --------------  --------------  -----------------
Assets
Current assets:
Cash and cash equivalents .  $ 66,454   $         785   $      66,502   $           -   $         133,741
Accounts receivables, net .    10,690          18,491         115,838               -             145,019
Due (to) from affiliates. .    22,565         102,715        (125,280)              -                   -
Inventories, net. . . . . .     6,137          26,684          51,286               -              84,107
Prepaid expenses. . . . . .     1,326           1,866           5,772               -               8,964
Deferred income taxes . . .    12,908               -           5,252               -              18,160
                             ---------  --------------  --------------  --------------  -----------------
Total current assets. . . .   120,080         150,541         119,370               -             389,991

Property, plant and
equipment, net. . . . . . .    16,327          32,712          58,014               -             107,053
Goodwill. . . . . . . . . .    21,680          68,574         104,033               -             194,287
Intangibles, net. . . . . .         -           4,836          23,157               -              27,993
Investments in subsidiaries   461,043         224,975               -        (686,018)                  -
Deferred income taxes . . .    16,959               -          15,219               -              32,178
Other assets, net . . . . .     6,935           2,743           5,205               -              14,883
                             ---------  --------------  --------------  --------------  -----------------
                             $643,024   $     484,381   $     324,998   $    (686,018)  $         766,385
                             =========  ==============  =============  ===============  =================


Current liabilities:
Accounts and dividends
  payable . . . . . . . . .  $  9,159   $       8,005   $      39,819   $           -   $          56,983
Accrued compensation. . . .     1,086           1,654           9,541               -              12,281
Accrued interest. . . . . .     5,733               -              93               -               5,826
Accrued income taxes
payable . . . . . . . . . .    (6,694)          8,512           5,581               -               7,399
Other current liabilities .    15,262           4,970          15,639               -              35,871
                             ---------  --------------  --------------  --------------  -----------------
Total current liabilities .    24,546          23,141          70,673               -             118,360

Long-term obligations . . .   300,416             217             255               -             300,888
Retirement benefits, less
current portion . . . . . .     5,100               -          21,092               -              26,192
Deferred income taxes . . .         -               -           7,164               -               7,164
Other long-term liabilities     3,353             (20)            839               -               4,172
                             ---------  --------------  --------------  --------------  -----------------
Total liabilities . . . . .   333,415          23,338         100,023               -             456,776
                             ---------  --------------  --------------  --------------  -----------------

Total shareholders' equity.   309,609         461,043         224,975        (686,018)            309,609
                             ---------  --------------  --------------  --------------  -----------------
Total Liabilities and
Shareholders' Equity. . . .  $643,024   $     484,381   $     324,998   $    (686,018)  $         766,385
                             =========  ==============  ==============  ==============  =================



CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2004
                                                                                            MACDERMID
                                          GUARANTOR     NONGUARANTOR                      INCORPORATED
                             ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                             ---------  --------------  --------------  --------------  -----------------
Assets
Current assets:
Cash and cash equivalents .  $ 69,512   $         688  $      67,629   $           -   $         137,829
Accounts receivables, net .     9,127          18,103        115,225               -             142,455
Due (to) from affiliates. .    47,106          78,199       (125,305)              -                   -
Inventories, net. . . . . .     5,002          22,996         52,447               -              80,445
Prepaid expenses. . . . . .     1,125           2,240          6,818               -              10,183
Deferred income taxes . . .    12,908               -          5,395               -              18,303
                             ---------  -------------  --------------  --------------  -----------------
Total current assets. . . .   144,780         122,226        122,209               -             389,215

Property, plant and
equipment, net. . . . . . .    16,886          33,224         60,353               -             110,463
Goodwill. . . . . . . . . .    21,680          68,574        104,033               -             194,287
Intangibles, net. . . . . .         -           5,004         23,430               -              28,434
Investments in subsidiaries   449,641         238,254              -        (687,895)                  -
Deferred income taxes . . .    21,579               -         13,096               -              34,675
Other assets, net . . . . .     8,006           3,385          5,254               -              16,645
                             ---------  -------------  --------------  --------------  -----------------
                             $662,572   $     470,667  $     328,375   $    (687,895)  $         773,719
                             =========  =============  ==============  ==============  =================


Current liabilities:
Accounts and dividends
  payable . . . . . . . . .  $  7,538   $       7,363  $      41,043   $           -   $          55,944
Accrued compensation. . . .     3,645           1,884          6,841               -              12,370
Accrued interest. . . . . .    12,692               -              8               -              12,700
Accrued income taxes
payable . . . . . . . . . .    (3,467)          5,556          5,204               -               7,293
Other current liabilities .    14,621           5,911         20,273               -              40,805
                             ---------  -------------  --------------  --------------  -----------------
Total current liabilities .    35,029          20,714         73,369               -             129,112

Long-term obligations . . .   300,385             274            418               -             301,077
Retirement benefits, less
current portion . . . . . .    20,395               -          6,193               -              26,588
Deferred income taxes . . .         -               -          9,267               -               9,267
Other long-term liabilities     2,732              38            874               -               3,644
                             ---------  -------------  --------------  --------------  -----------------
Total liabilities . . . . .   358,541          21,026         90,121               -             469,688
                             ---------  -------------  --------------  --------------  -----------------

Total shareholders' equity.   304,031         449,641        238,254        (687,895)            304,031
                             ---------  -------------  --------------  --------------  -----------------
Total Liabilities and
Shareholders' Equity. . . .  $662,572   $     470,667  $     328,375   $    (687,895)  $         773,719
                             =========  =============  ==============  ==============  =================


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2005
(Unaudited)
                                                                                MACDERMID
                                              GUARANTOR     NONGUARANTOR      INCORPORATED
                                 ISSUER     SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                                 ---------  --------------  --------------  -----------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . . . .  $(17,337)  $   7,467       $  11,893       $   2,023

Investing activities:
Capital expenditures. . . . . .      (696)       (485)         (1,825)         (3,006)
Proceeds from disposition of
fixed assets and business . . .         -           -             279             279
                                 ---------  --------------  --------------  -----------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . . . .      (696)       (485)         (1,546)         (2,727)

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . . . .     8,822      (8,067)           (613)            142
Repayments of long-term
borrowings. . . . . . . . . . .         -         (57)           (147)           (204)
Issuance of treasury shares . .        33           -               -              33
Proceeds from exercise of
stock options . . . . . . . . .        17           -               -              17
Dividends paid. . . . . . . . .     6,103       1,239          (8,554)         (1,212)
                                 ---------  --------------  --------------  -----------------
Net cash flows provided by
(used in) financing activities.    14,975      (6,885)         (9,314)         (1,224)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .         -           -          (2,160)         (2,160)
                                 ---------  --------------  --------------  -----------------
Net increase (decrease) in
cash and cash equivalents . . .    (3,058)         97          (1,127)         (4,088)

Cash and cash equivalents at
beginning of period . . . . . .    69,512         688          67,629         137,829
                                 ---------  --------------  --------------  -----------------
Cash and cash equivalents at
end of period . . . . . . . . .  $ 66,454   $     785       $  66,502       $ 133,741
                                 =========  ==============  ==============  =================


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTHS  ENDED  MARCH  31,  2004
(Unaudited)
                                                                                MACDERMID
                                              GUARANTOR     NONGUARANTOR      INCORPORATED
                                 ISSUER     SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                                 ---------  --------------  --------------  -----------------
Net cash flows (used in)
provided by operating
activities. . . . . . . . . . .  $(18,353)  $  14,849       $   9,481       $   5,977

Investing activities:
Capital expenditures. . . . . .      (118)       (475)           (708)         (1,301)
Proceeds from disposition of
fixed assets. . . . . . . . . .         -         512               7             519
                                 ---------  --------------  --------------  -----------------
Net cash flows (used in)
provided by investing
activities. . . . . . . . . . .      (118)         37            (701)           (782)

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings. . . . . . . . . . .    29,515     (14,804)        (14,912)           (201)
Repayments of long-term
borrowings. . . . . . . . . . .         -           -            (121)           (121)
Issuance of treasury shares . .        31           -               -              31
Proceeds from exercise of
stock options . . . . . . . . .        54           -               -              54
Dividends paid. . . . . . . . .    11,279         235         (11,514)              -
                                 ---------  --------------  --------------  -----------------
Net cash flows provided by
(used in) financing activities.    40,879     (14,569)        (26,547)           (237)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .         -           -             307             307
                                 ---------  --------------  --------------  -----------------
Net increase (decrease) in
cash and cash equivalents . . .    22,408         317         (17,460)          5,265

Cash and cash equivalents at
beginning of period . . . . . .    18,295       1,286          41,713          61,294
                                 ---------  --------------  --------------  -----------------
Cash and cash equivalents at
end of period . . . . . . . . .  $ 40,703   $   1,603       $  24,253       $  66,559
                                 =========  ==============  ==============  =================

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

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 60% of our net sales and identifiable assets for the three-month period ended and as of March 31, 2005, are denominated in currencies other than the U.S. dollar, predominantly the Euro, British Pound Sterling, Hong Kong dollar and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities, and as such our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For the three-month period ended March 31, 2005, net sales and net earnings were positively impacted by the effect of foreign currency translation resulting primarily from the Euro and the British Pound Sterling strengthening against the U.S. dollar compared exchange rates that were in effect in the first quarter of 2004. These currencies weakened against the U.S dollar from the rates that were in effect at the end of 2004 which had a negative impact on net assets and liabilities.

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

Our performance for the three months ended March 31, 2005, reflects the results of our key opportunities, philosophies and risks, as outlined above. Specifically, we improved top line sales growth due to favorable market conditions in some of our ASF segment markets and the introduction of new products by one of our MPS units. A change in the product mix along with higher manufacturing costs and lower volumes due to soft market conditions in some of our units resulted in a decreased gross profit percentage. Increases in research and development activities increased our operating expense. Taken together these activities resulted in a decrease in net income when compared to the same period in 2004.

From a cash flow standpoint, we continue to maintain a high level of liquidity, with working capital of $271,631 which has increased by $11,528 from the end of 2004. Cash decreased $4,088 this quarter due to increases in capital spending, higher tax payments, investments in working capital and the payment of bond interest.

The following summary of results further explains the results of our operations during the three-month periods ended March 31, 2005, and 2004, in addition to an analysis of our liquidity as of the end of the period.


SUMMARY  OF  THE  CONSOLIDATED  RESULTS  FOR  THE  QUARTER  ENDED  MARCH  31,  2005:

                                          THREE MONTHS ENDED                 CURRENCY-
                                              MARCH 31,                       ADJUSTED
                                         2005             2004      %CHANGE   %CHANGE*
                                         ----------   ----------   --------   --------
                                                                  FAVORABLE (UNFAVORABLE)
Net sales . . . . . . . . . . . . . . .  $  170,247   $  162,012       5.1%       3.1%
Cost of sales . . . . . . . . . . . . .      92,594       84,486     (9.6%)     (7.4%)
                                         ----------   ----------   --------   --------
    Gross profit. . . . . . . . . . . .      77,653       77,526       0.2%     (1.6%)

Gross profit percentage . . . . . . . .       45.6%        47.9%       **         **

Operating expenses. . . . . . . . . . .      53,202       50,717     (4.9%)     (3.0%)
                                         ----------   ----------   --------   --------
    Operating profit. . . . . . . . . .      24,451       26,809     (8.8%)    (10.4%)

Interest income (expense), net. . . . .      (7,022)      (7,591)      7.5%       7.5%
Other income, net . . . . . . . . . . .          30         (258)       **         **
                                         ----------   ----------   --------   --------
                                             (6,992)      (7,849)     10.9%      11.3%
                                         ----------   ----------   --------   --------

Earnings before income taxes. . . . . .      17,459       18,960     (7.9%)     (9.9%)
Income taxes. . . . . . . . . . . . . .      (5,674)      (6,067)      6.5%       8.8%
                                         ----------   ----------   --------   --------
Net earnings. . . . . . . . . . . . . .  $   11,785   $   12,893     (8.6%)    (10.5%)
                                         ==========   ==========   ========   ========
Diluted earnings  per share . . . . . .  $     0.38   $     0.42     (9.5%)    (11.6%)
                                         ==========   ==========   ========   ========

*  Currency  adjusted  percent  change  is calculated based on a constant foreign exchange rate period-over-period.  Management  believes this more accurately reflects true fluctuation in the business  without  the  effect  of  changing  exchange  rates.
**  Not  a  meaningful  statistic.


SUMMARY  OF  KEY  SEGMENTED  RESULTS  FOR  THE  QUARTER  ENDED MARCH 31, 2005:


                                          THREE MONTHS ENDED                 CURRENCY-
                                              MARCH 31,                       ADJUSTED
                                         2005             2004      %CHANGE   %CHANGE*
                                         ----------   ----------   --------   --------
                                                                  FAVORABLE (UNFAVORABLE)
ADVANCED SURFACE FINISHING
Total net sales . . . . . . . . . . . .  $   99,141   $   93,488       6.0%       3.6%
Operating profit. . . . . . . . . . . .  $   14,135   $   14,738     (4.1%)     (6.2%)
Operating profit percentage . . . . . .       14.3%        15.8%       **         **

PRINTING SOLUTIONS
Total net sales . . . . . . . . . . . .  $   71,106   $   68,524       3.8%       2.3%
Operating profit. . . . . . . . . . . .  $   10,316   $   12,072    (14.5%)    (15.5%)
Operating profit percentage . . . . . .       14.5%        17.6%       **         **

CONSOLIDATED TOTAL
Total net sales . . . . . . . . . . . .  $  170,247   $  162,012       5.1%       3.1%
Operating profit. . . . . . . . . . . .  $   24,451   $   26,809     (8.8%)    (10.4%)
Operating profit percentage . . . . . .       14.4%        16.5%       **         **

*  Currency  adjusted  percent  change  is calculated based on a constant foreign exchange rate period-over-period.  Management  believes this more accurately reflects true fluctuation in the business  without  the  effect  of  changing  exchange  rates.
**  Not  a  meaningful  statistic.


NET  SALES
During the three months ended March 31, 2005, our net sales grew by 5.1%, compared to the same period in 2004. On a currency-adjusted basis, net sales grew by 3.1%, increasing both in the ASF and MPS segments. Our ASF segment benefited from volume growth in both our electronics and offshore fluids groups. Our electronics group continued to see growth all through Asia due to favorable market conditions, this increase was partially offset by market weakness in
Europe and the Americas. Our offshore fluids group benefited this quarter from increased oil field development activities throughout the world. Our MPS segment benefited from growth in our digital printer group due to market acceptance of new product offerings. Partially offsetting this increase in our MPS business was a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to a continued soft markets, the timing of bulk sales, and the effects of changes in our distribution system wherein we beginning to sell directly to our customer in the U.S

COST  OF  SALES  AND  GROSS  PROFIT
Cost of sales during the three months ended March 31, 2005, increased $8,108 when compared to the same period in the prior year. Strengthening foreign currencies contributed approximately $1,408 to this increase. Excluding the effects of foreign currency, our cost of sales for the quarter increased by 7.4%. This increase was larger than our currency adjusted sales increase of 3.1% which resulted in a decrease in our gross profit percentage from 47.9% in the first quarter of 2004 to 45.6% in our current quarter. Both of our segments contributed to this margin decrease. In our ASF segment our margin decrease was most significant in our highly competitive Asian region where we experienced some pricing pressures and we had higher sales of lower margin non-proprietary equipment to the electronics industry. In our MPS segment margins were lower in most groups and regions with the exception of our digital printer group. The decrease in these MPS segment margins was a result of higher raw material costs a less favorable product mix and the de-leveraging of fixed overhead costs caused by lower volume.

OPERATING  EXPENSES
Operating expenses increased 4.9% during the first quarter of 2005 compared to the same quarter in 2004, or 3.0% on a currency adjusted basis. Most of this increase was the result of increased spending on research and development in both our ASF and MPS segments. Operating expenses were also higher in the current quarter as a result of higher stock option expenses and other employee costs.

OPERATING  PROFIT
During the three months ended March 31, 2005, operating profit decreased approximately 8.8%. As a percent of sales, operating profit was a decrease from 16.5% in the first quarter of 2004 to14.4% in the first quarter of 2005. Our operating profit decrease was the result of the decrease gross profit percentages and higher operating expenses noted above.

INTEREST  INCOME  (EXPENSE)
Interest income (expense), net decreased for the three months ended March 31, 2005, when compared to the same periods in the prior year. This decrease was due to a higher interest income as a result of a higher average cash and cash equivalents balance in the current year. This balance consists primarily of interest expense on our outstanding bonds and interest income on our cash and cash equivalents balance

OTHER  INCOME
Other income was $288 higher in the first quarter of 2005 compared to the same quarter in 2004 as a result of lower foreign exchange loss and more income from the mark-to-market of our interest rate hedge.

INCOME  TAX  EXPENSE
Our effective tax rate for the three months ended March 31, 2005, was 32.5%, representing a slight increase from 32% in the same period in 2004. This increase in the tax rate was due in part to an increase in the percentage of taxable income in tax jurisdictions with a higher tax rate.

NET  EARNINGS
Net earnings during the quarter ended March 31, 2005 decreased by approximately $1,108 or 8.6% compared to the same period in 2004. As discussed above, this decrease was due primarily to a lower gross profit percentage and higher operating expenses which were partially offset by higher interest income and higher other income.

DILUTED  EARNINGS  PER  SHARE
Diluted earnings per share decreased approximately 9.5% during the first quarter of 2005 when compared with the first quarter of 2004 due to the same factors described above for net income.

OTHER  COMPREHENSIVE  INCOME
Other comprehensive income decreased by $8,323 for the first quarter of 2005 compared to the same quarter in the previous year. This decrease is a result of the decrease in net earnings described above and a negative impact on the foreign currency translation adjustment recognized during the current quarter. We hold assets that are denominated in currencies that have weakened against the U.S. dollar in the first quarter of 2005. These currencies were primarily the Euro, Great British Pound and Japanese Yen. In the first quarter of 2004 these currencies were mixed against the U.S. dollar which resulted in a small positive impact from currency translation.


LIQUIDITY  AND  CAPITAL  RESOURCES
The table below summarizes our cash flows for the three months ended March 31, 2005, and 2004:

                                            2005     2004   VARIANCE
                                         --------  -------  --------
Cash provided by (used in):
Operating Activities. . . . . . . . . .  $ 2,023   $5,977   $(3,954)
Investing Activities. . . . . . . . . .   (2,727)    (782)   (1,945)
Financing Activities. . . . . . . . . .   (1,224)    (237)     (987)
Effect of exchange rate changes on cash   (2,160)     307    (2,467)
                                         --------  -------  --------
Net change in cash. . . . . . . . . . .  $(4,088)  $5,265   $(9,353)
                                         ========  =======  ========


Cash flow from operating activities declined during the three months ended March 31, 2005, compared to the same period in 2004 primarily as a result of lower income, the timing of tax payments and changes in our inventory, accounts receivable and accrued expenses. Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales. Accrued expenses decreased due to a higher level of payouts for rebates to customers and bonuses to employees after the end of 2004 compared to those paid after the end of 2003. The timing of tax payments also negatively impacted cash flow from operations. In the first quarter of 2005 we paid taxes totaling $5,085 compared to tax payments of $2,720 in the first quarter of 2004.

Net cash used in investing activities increased significantly during the three months ended March 31, 2005, compared to the same period in 2003. Driving this change was an increase in capital spending in 2005. Most of this capital spending increase was related to a new plant in China for our ASF segment that is expected to be completed this year.

Net cash used in financing activities increased by $987 in the quarter ended March 31, 2005 when compared to the same quarter last year. This increase was primarily the result of the timing of funding for our quarterly dividend payments. Our fourth quarter of 2003 dividend payment was funded in December 2003, while our fourth quarter of 2004 dividend payment was funded in January 2005. In the first quarter of 2005 we declared a dividend of $0.06 per share which was an increase from the $0.04 per share that was declared in each quarter of 2004.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At March 31, 2005, the outstanding authorization to purchase approximately 800,000 shares would cost approximately $26,000.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. We currently have $133,741 in cash and cash equivalents and working capital of $271,631 million. Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is $244,507. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50,000. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. We have other uncommitted credit facilities which presently total approximately $42,400


Future  estimated  contractual  cash commitments for the years subsequent to March 31, 2005, are  summarized  in  the  following  table:


                                         LESS THAN    2-3      4-5    AFTER 5
                                 TOTAL    1 YEAR     YEARS    YEARS    YEARS
                                --------  -------  -------  --------  --------
Long-term debt . . . . . . . .  $301,500  $     -  $     -  $      -  $301,500
Semi-annual bond interest. . .   178,828   27,512   55,024    55,024    41,268
Capital leases . . . . . . . .       726      174      401        53        98
Operating leases . . . . . . .    19,298    4,994    6,856     3,410     4,038
Pension funding requirements .    33,388    5,388   14,000    14,000         -
Purchase obligations and other     6,681    6,681        -         -         -
                                --------  -------  -------  --------  --------
Total contractual cash
Commitments. . . . . . . . . .  $540,421  $44,749  $76,281  $ 72,487  $346,904
                                ========  =======  =======  ========  ========



The following table reflects our ability to fund both our required obligations and its shareholder growth initiatives for fiscal 2005:


Cash and cash equivalents as of March 31, 2005 . . . . . . . . . . . .  $133,741
Other net current monetary assets and liabilities as of March 31, 2005   110,766
                                                                        --------
                                                                         244,507

Available borrowings under revolving loan facility . . . . . . . . . .    50,000
Availability under other uncommitted credit facilities . . . . . . . .    42,400
                                                                        --------
    Total cash available and potentially available . . . . . . . . . .   336,907

Contractual cash commitments due in next year. . . . . . . . . . . . .    44,749
Expected capital expenditures for the year . . . . . . . . . . . . . .    12,000
Expected dividend payments in the next year. . . . . . . . . . . . . .     7,264
                                                                        --------
    Excess of cash available and potentially available over
requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $272,894
                                                                        ========


CRITICAL  ACCOUNTING  ESTIMATES:
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. Management applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly actual results could differ significantly from the estimates applied.
Our critical accounting policies are consistent with those disclosed in our Form 10-K for the year ended December 31, 2004.

New  Accounting  Standards
The Financial Accounting Standards Board (FASB) finalized Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FAS 109-1), and Staff Position No. FAS 109-2, Accounting and Disclosure for the Foreign Earnings Provision within the American Jobs Creation Act of 2004 (FAS 109-2), in December 2004. The American Jobs Creation Act of 2004 (the Act) provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in a 5.25% Federal tax rate on qualifying earnings repatriated under the Act. The Act did not have an impact on our income tax expense for the first quarter of 2005. We have not fully evaluated the impact of the Act on our income tax expense for the remainder of 2005.

In November 2004, the FASB issued Statement No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 clarifies the accounting treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage such that these items be recognized as current-period charges regardless of whether they meet the criterion established in Accounting Research Bulletin (ARB) No. 43 Chapter 4. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We are assessing the impact that FAS 151 will have on our financial statements.

In December 2004, the FASB issued a revision (the revision) of FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123R) which also supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revision establishes standards for the accounting treatment of transactions in which an entity exchanges its equity instruments for goods or services, as well as certain transactions in which the entity may settle based on the fair value or exchange of the entity's equity instruments. In addition to providing additional guidance on how to measure and report fair value of these equity instruments, the pronouncement also gives guidance on option expense, related tax benefits, and cash flow treatment, among other things. In April 2005, the Securities and Exchange Commission postponed the effective date of FAS 123R until the fiscal year beginning after June 15, 2005 (our first quarter of 2006). We are assessing the impact that the revision will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FAS 143"). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial statements.

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

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 60% of our net sales and total assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, and the Hong Kong Dollar. For the three-month period ending March 31, 2005 foreign currency translation had a slight positive effect on diluted earnings per share, . The impact of exchange rate changes on operating cash flows historically been comparable to the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities. On September 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. However, there is still one interest rate swap outstanding. This swap formerly hedged our floating rate debt, but because we refinanced these obligations, the swap is now considered speculative. For additional information, see Note 10, Guarantor Financial Statements, in Part I, Item 1. Based upon our current debt structure and expected levels of borrowing for the remainder of 2005, an increase in interest rates would not result in an incremental interest expense.

We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.

ITEM  4:
                             Controls and Procedures

Disclosure  Controls  and  Procedures
Our management, with the participation of our Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes  in  Internal  Controls
We are continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the company. However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting


PART  II.  OTHER  INFORMATION
ITEM  1  : Legal  Proceedings
            Refer to the notes to the consolidated condensed financial statements, Contingencies and Legal Matters, Note 9.
ITEM  2  : Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds
            None.
ITEM  3  : Defaults  Upon  Senior  Securities
            None.
ITEM  4  : Submission  of  Matters  to  a  Vote  of  Security  Holders
            None.
ITEM  5  : Other  Information
            None.
ITEM  6(a) :  Exhibits

  31.1 Certification of Daniel H. Leever pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification of Gregory M. Bolingbroke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32       Written  Statement of Chief Executive Officer and Chief Financial
            Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

ITEM  6(b)  :  Reports  on  Form  8-K
Current  Report  on Form 8-K dated February 10, 2005, regarding earnings for the fourth  quarter  and  fiscal  year  ended  December  31,  2004.
Amendment  to  MacDermid,  Inc's  401(k)/Employee  Stock  Ownership  Plan  as of
 February  18,  2005,  dated  February  15,  2005.
Amendment  to  the  Bylaws  of  MacDermid,  Inc.,  dated  March  3,  2005.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                   MacDermid,  Incorporated
                                                   ------------------------
                                                          (Registrant)


Date:  May 9,  2005                                 /s/  Daniel  H.  Leever
       -----------                                  -----------------------

                                                     Daniel  H.  Leever
                                                       Chairman  and
                                                 Chief  Executive  Officer


Date:  May 9,  2005                             /s/  Gregory  M.  Bolingbroke
       -----------                              -----------------------------

                                                 Gregory  M.  Bolingbroke
                                             Senior  Vice  President,  Finance