Form 10-Q
period 2005-06-30
MACDERMID INC
filed 2005-08-08
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549 - 1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2005
                                    ---------------

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

Yes   X    No
    -----     -----
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Outstanding  at  July  31,  2005
     ----------------------          --------------------------------
     Common  Stock,  no  par  value                  30,485,572


                                         MACDERMID, INCORPORATED
                                                 INDEX

PART I:  Financial Information
Item 1: . . . . Financial Statements (Unaudited):
                Consolidated Statements of Earnings for the three and six-month periods ended June 30, 2005, and 2004.
                Consolidated Balance Sheets as of June 30, 2005 and
                  December 31, 2004.
                Consolidated Statements of Cash Flows for the six-months ended
                  June 30, 2005 and 2004.
                Notes to Consolidated Financial Statements

Item 2: . . . . Management's Discussion and Analysis of Financial Condition and Results of
                  Operations

Item 3: . . . . Quantitative and Qualitative Disclosures About Market Risk

Item 4: . . . . Controls and Procedures

PART II:  Other Information

Item 1: . . . . Legal Proceedings
Item 2: . . . . Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: . . . . Defaults Upon Senior Securities
Item 4: . . . . Submission of Matters to a Vote of Security Holders
Item 5: . . . . Other Information
Item 6: . . . . Exhibits and Reports on Form 8-K

                Signatures

                                    MACDERMID, INCORPORATED
                              CONSOLIDATED STATEMENTS OF EARNINGS
                   (Amounts in thousands of dollars except per share amounts)
                                          (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                         --------------------------  --------------------------
                                             2005          2004          2005          2004
                                         ------------  ------------  ------------  ------------
Net sales . . . . . . . . . . . . . . .  $   178,281   $   165,053   $   348,528   $   327,065
Cost of sales . . . . . . . . . . . . .       98,255        86,979       190,849       171,465
                                         ------------  ------------  ------------  ------------
    Gross profit. . . . . . . . . . . .       80,026        78,074       157,679       155,600

Operating expenses:
  Selling, technical and administrative       49,907        46,227        96,577        91,587
  Research and development. . . . . . .        6,509         5,196        13,041        10,553
                                         ------------  ------------  ------------  ------------
                                              56,416        51,423       109,618       102,140
                                         ------------  ------------  ------------  ------------
    Operating profit. . . . . . . . . .       23,610        26,651        48,061        53,460

Other income (expense):
  Interest income . . . . . . . . . . .          676           184         1,298           412
  Interest expense. . . . . . . . . . .       (7,725)       (7,848)      (15,369)      (15,667)
  Miscellaneous (expense) income. . . .         (622)          697          (592)          439
                                         ------------  ------------  ------------  ------------
                                              (7,671)       (6,967)      (14,663)      (14,816)

Earnings before income taxes. . . . . .       15,939        19,684        33,398        38,644
Income taxes. . . . . . . . . . . . . .       (4,011)       (6,299)       (9,685)      (12,366)
                                         ------------  ------------  ------------  ------------
Net earnings. . . . . . . . . . . . . .  $    11,928   $    13,385   $    23,713   $    26,278
                                         ============  ============  ============  ============

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $      0.39   $      0.44   $      0.78   $      0.87
                                         ============  ============  ============  ============
   Diluted. . . . . . . . . . . . . . .  $      0.39   $      0.43   $      0.77   $      0.85
                                         ============  ============  ============  ============
Weighted average common shares
outstanding:
  Basic . . . . . . . . . . . . . . . .   30,348,830    30,279,910    30,321,662    30,273,670
                                         ============  ============  ============  ============
  Diluted . . . . . . . . . . . . . . .   30,787,829    31,014,374    30,799,337    31,028,527
                                         ============  ============  ============  ============

Dividends declared per common share . .  $      0.06   $      0.04   $      0.12   $      0.08
                                         ============  ============  ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                             MACDERMID, INCORPORATED
                          CONSOLIDATED  BALANCE  SHEETS
                        (Amounts in thousands of dollars)

                                                   JUNE 30,    DECEMBER 31,
                                                     2005          2004
                                                 -----------  --------------
                                                 (Unaudited)
Assets
------------------------------------------------
Current assets:
Cash and cash equivalents. . . . . . . . . . . .  $  70,114   $     137,829
Accounts receivable, net of allowance
  for doubtful receivables of $11,813
  and $11,822, respectively. . . . . . . . . . .    157,335         142,455
Inventories. . . . . . . . . . . . . . . . . . .    100,079          80,445
Prepaid expenses . . . . . . . . . . . . . . . .     12,019          10,183
Deferred income taxes. . . . . . . . . . . . . .     17,771          18,303
                                                  ----------  --------------
   Total current assets. . . . . . . . . . . . .    357,318         389,215

Property, plant and equipment, net
   of accumulated depreciation of
   $182,063 and $189,167, respectively . . . . .    123,731         110,463
Goodwill . . . . . . . . . . . . . . . . . . . .    244,348         194,287
Intangibles, net of accumulated amortization
   of $12,834 and $11,933, respectively. . . . .     32,971          28,434
Deferred income taxes. . . . . . . . . . . . . .     30,791          34,675
Other assets, net. . . . . . . . . . . . . . . .     14,597          16,645
                                                  ----------  --------------
Total assets . . . . . . . . . . . . . . . . . .  $ 803,756   $     773,719
                                                  ==========  ==============
Liabilities and shareholders' equity
------------------------------------------------
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . .  $  61,212   $      55,944
Accrued compensation . . . . . . . . . . . . . .     13,960          12,370
Accrued interest . . . . . . . . . . . . . . . .     12,860          12,700
Accrued income taxes payable . . . . . . . . . .      9,653           7,293
Other current liabilities. . . . . . . . . . . .     55,227          40,805
                                                  ----------  --------------
   Total current liabilities . . . . . . . . . .    152,912         129,112

Long-term debt and capital lease obligations . .    301,227         301,077
Retirement benefits, less current portion. . . .     25,248          26,588
Deferred income taxes. . . . . . . . . . . . . .      7,953           9,267
Other long-term liabilities. . . . . . . . . . .      4,334           3,644
                                                  ----------  --------------
   Total liabilities . . . . . . . . . . . . . .    491,674         469,688
                                                  ----------  --------------
Shareholders' equity
------------------------------------------------
Common stock, authorized 75,000,000
   shares, issued 46,978,670 at June 30,
   2005, and 46,838,700 shares at December
   31, 2004, at stated value of $1.00 per share.     46,979          46,839
Additional paid-in capital . . . . . . . . . . .     37,222          33,053
Retained earnings. . . . . . . . . . . . . . . .    347,147         327,080
Accumulated other comprehensive (loss) income. .     (4,586)         11,772
Less - cost of common shares held in
   treasury, 16,546,763 at June 30, 2005,
   16,547,686 at December 31, 2004 . . . . . . .   (114,680)       (114,713)
                                                  ----------  --------------
   Total shareholders' equity. . . . . . . . . .    312,082         304,031
                                                  ----------  --------------
Total liabilities and shareholders' equity . . .  $ 803,756   $     773,719
                                                  ==========  ==============

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (Unaudited)
                                                Six Months Ended June 30,
                                                ------------------------
                                                     2005      2004
                                                ----------   ----------
Net cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . .  $ 23,713   $26,278
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . .     7,617     8,114
   Amortization. . . . . . . . . . . . . . . . .     1,788     1,451
   Provision for bad debts . . . . . . . . . . .       738     1,507
   Deferred income taxes . . . . . . . . . . . .       625       128
   Stock compensation expense. . . . . . . . . .     4,050     3,032
   In-process research and development . . . . .       386         -
Changes in assets and liabilities
   Increase in receivables . . . . . . . . . . .   (11,414)   (6,824)
   Increase in inventories . . . . . . . . . . .    (7,948)   (2,269)
   Decrease (increase) in prepaid expenses . . .        71    (1,210)
   Increase (decrease) in accounts payable . . .     1,016    (3,117)
   Increase (decrease) in accrued expenses . . .     1,542    (1,411)
   Increase in income tax liabilities. . . . . .     2,024     3,943
   Other . . . . . . . . . . . . . . . . . . . .     2,660     4,508
                                                  ---------  --------
   Net cash flows provided by operating
activities . . . . . . . . . . . . . . . . . . .    26,868    34,130

Cash flows from investing activities:
Capital expenditures . . . . . . . . . . . . . .    (7,826)   (2,981)
   Proceeds from disposition of fixed assets . .       778       537
   Acquisition of business, net of cash acquired   (89,270)        -
   Disposition of business . . . . . . . . . . .       263         -
                                                  ---------  --------
   Net cash flows used in investing activities .   (96,055)   (2,444)

Cash flows from financing activities:
   Net short-term borrowings (repayments). . . .    10,912      (498)
   Proceeds from long-term borrowings. . . . . .         -        25
   Repayments of long-term borrowings. . . . . .      (255)     (267)
   Issuance from treasury shares . . . . . . . .        33        31
   Proceeds from exercise of stock options . . .       260       285
   Dividends paid. . . . . . . . . . . . . . . .    (3,031)   (1,212)
                                                  ---------  --------
Net cash flows provided by
   (used in) financing activities. . . . . . . .     7,919    (1,636)

Effect of exchange rate changes on cash
   and cash equivalents. . . . . . . . . . . . .    (6,447)     (425)
                                                  ---------  --------
Net (decrease) increase in
   cash and cash equivalents . . . . . . . . . .   (67,715)   29,625
Cash and cash equivalents at beginning of
   period. . . . . . . . . . . . . . . . . . . .   137,829    61,294
                                                  ---------  --------
Cash and cash equivalents at end of period . . .  $ 70,114   $90,919
                                                  =========  ========
Cash paid for interest . . . . . . . . . . . . .  $ 14,731   $15,078
                                                  =========  ========
Cash paid for income taxes . . . . . . . . . . .  $  7,627   $ 5,355
                                                  =========  ========

See  accompanying  notes  to  consolidated  financial  statements.


                             MACDERMID, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except share and per share amounts)

NOTE  1.     Summary  of  Significant  Accounting  Policies

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated and its subsidiary companies as of June 30, 2005, and the results of operations for the three- and six-month periods ended June 30, 2005, and 2004. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004.

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (MacDermid) as a consolidated entity, the Advanced Surface Finishing segment (ASF), the MacDermid Printing Solutions segment (MPS), and our other corporate entities.

Certain amounts in our 2004 results have been reclassified to conform to the current year presentation.

NOTE  2.     Acquisitions

On June 14, 2005, we acquired Autotype International Ltd. and associated entities ("Autotype") from Norcros Industry (International) Limited of the UK. The Autotype business acquired is a high technology producer of specialty coated film products for the electronics and printing industries. In electronics, Autotype is a producer of hard coated films for the membrane switch and touch screen markets. In printing, Autotype provides high quality stencil materials and digital pre-press products for screen printing. We recorded total payments and acquisition costs of $96,692 for this acquisition (net payments of $91,803 adjusted for cash acquired). $3,283 was accrued for outstanding purchase and acquisition costs as of June 30, 2005.

This acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase was allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the acquisition date. Preliminary allocation of the purchase price is as follows:


                                 At June 14,
                                    2005
                                -------------
Current assets, net of cash
   acquired. . . . . . . . . .  $     31,316
Fixed assets and other . . . .        19,535
Intangible assets. . . . . . .         4,449
Acquired in-process
   research and development. .           386
Goodwill . . . . . . . . . . .        50,061
                                -------------
     Total assets acquired . .       105,747

Current liabilities. . . . . .       (12,232)
Long-term debt . . . . . . . .          (377)
Deferred tax liability . . . .        (1,335)
                                -------------
     Total liabilities assumed       (13,944)
                                -------------
Net assets acquired. . . . . .        91,803
                                =============

The results of operations from the Autotype acquisition were included in the accompanying Consolidated Financial Statements since the acquisition date and were not material.

In June of 2005, we also acquired a marketing distribution channel for our North American printing blankets business for $995. Of this amount, $245 was accrued for outstanding acquisition costs as of June 30, 2005.

NOTE  3.     Earnings  Per  Common  Share  and  Other  Common  Share Information

Earnings per share ("EPS") is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 2,418,015 and 1,287,100 shares of common stock were outstanding as of June 30, 2005, and 2004, respectively, but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of June 30, 2005, and 2004, respectively.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:

                              Three Months Ended June 30,   Six Months Ended June 30,
                               --------------------------  -------------------------
                                     2005        2004          2005        2004
                                  ----------  ----------    ----------  ----------
Basic common shares. . . . . . .  30,348,830  30,279,910    30,321,662  30,273,670
Dilutive effect of stock options     438,999     734,464       477,675    754, 857
                                  ----------  ----------    ----------  ----------
Diluted common shares. . . . . .  30,787,829  31,014,374    30,799,337  31,028,527

NOTE  4.     Stock-Based  Plans

We grant stock options and stock awards to our Board of Directors and to our employees. The stock awards are granted at fair market value and the related expense is recognized at the date of grant. The amount of expense related to stock awards recognized during the three- and six-month periods ended June 30, 2005 was $135. During the three- and six-month periods ended June 30, 2004, the amount of expense related to stock awards recognized was $70. Effective April 1, 2001, we adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("FAS 123"), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three- and six-month periods ended June 30, 2005, we charged $1,873 and $3,915, respectively, to expense related to stock options. For the same periods in the prior year, we charged $1,473 and $2,962, respectively, to expense related to stock options. Previously, and since April 1, 1996, we had adopted the disclosure requirements of FAS 123 and continued to account for our stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Had we used the fair value expense recognition method of accounting for all stock options granted under our plans between April 1, 1996, and April 1, 2001, net earnings and net earnings per common share for the three- and six-month periods ended June 30, 2005, and 2004, would have been reduced to the following pro forma amounts:


                                             Three Months Ended    Six Months Ended
                                                   June 30,            June 30,
                                             ------------------  ------------------
                                                2005      2004      2005      2004
                                             --------  --------  --------  --------
Net earnings available for common
shareholders as reported. . . . . . . . . .  $11,928   $13,385   $23,713   $26,278
                                             --------  --------  --------  --------
Add: stock based employee compensation
expense included in reported net income,
net of related tax effects. . . . . . . . .    1,330     1,001     2,876     2,062

Deduct: total stock based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects. . . . . . . . . . .   (1,330)   (1,001)   (2,876)   (2,140)
                                             --------  --------  --------  --------
Pro forma net earnings. . . . . . . . . . .  $11,928   $13,385   $23,713   $26,200
                                             ========  ========  ========  ========

Net earnings per common share:
  Basic
    As reported . . . . . . . . . . . . . .  $  0.39   $  0.44   $  0.78   $  0.87
    Pro forma . . . . . . . . . . . . . . .  $  0.39   $  0.44   $  0.78   $  0.87
  Diluted
    As reported . . . . . . . . . . . . . .  $  0.39   $  0.43   $  0.77   $  0.85
    Pro forma . . . . . . . . . . . . . . .  $  0.39   $  0.43   $  0.77   $  0.84

NOTE  5.     Goodwill  and  Other  Intangible  Assets

Acquired intangible assets as of June 30, 2005, and December 31, 2004, are as follows:

                                                      AS OF
                                JUNE 30, 2005                             DECEMBER 31, 2004
            ---------------------------------------------  ----------------------------------------
            Gross Carrying       Accumulated        Net    Gross Carrying    Accumulated      Net
            Amount              Amortization       Amount   Amount           Amortization    Amount
            ---------------  -------------------  -------  ---------------  --------------  -------
Patents. .  $        17,566  $           (8,674)  $ 8,892  $        17,566  $      (8,087)  $ 9,479
Trademarks           20,138              (2,243)   17,895           20,135         (2,115)   18,020
Others . .            8,101              (1,917)    6,184            2,666         (1,731)      935
            ---------------  -------------------  -------  ---------------  --------------  -------
   Total .  $        45,805  $          (12,834)  $32,971  $        40,367  $     (11,933)  $28,434
            ===============  ===================  =======  ===============  ==============  =======


Included in the table above is the net carrying amount of $16,233 at June 30, 2005, and December 31, 2004, for trademarks which are not being amortized due to the indefinite life associated with these assets. Amortization expense related to amortization of intangible assets for the three- and six-month periods ended June 30, 2005 was $427 and $836, respectively. Amortization for the three- and six-months periods ended June 30, 2004 was $441 and $878, respectively.

Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of 5 to 30 years.

Amortization expense for intangible assets is expected to range from $2,600 down to $1,600 over the next five years.

The goodwill carrying amount for the Advanced Surface Finishing segment was $122,157 as of June 30, 2005, and December 31, 2004. The goodwill carrying amount for the Printing Solutions segment was $72,130 as of June 30, 2005, and December 31, 2004. As a result of the June 2005 acquisition of Autotype, we recorded $50,060 in goodwill. The allocation of the goodwill between the Advanced Surface Finishing and Printing Solutions segments has not yet been determined. The total carrying value of goodwill at June 30, 2005 and December 31, 2004 was $244,348 and $194,287, respectively.

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

NOTE  6.     Comprehensive  Income

The components of comprehensive income for the three- and six-month periods ended June 30, 2005, and 2004, are as follows:


                                            Three Months Ended    Six Months Ended
                                                  June 30,            June 30,
                                           -------------------  -------------------
                                               2005      2004       2005      2004
                                           ---------  --------  ---------  --------
Net earnings. . . . . . . . . . . . . . .  $ 11,928   $13,385   $ 23,713   $26,278
Other comprehensive income:
   Other. . . . . . . . . . . . . . . . .       545         -        709         -
  Foreign currency translation adjustment   (10,288)   (2,997)   (17,067)   (2,397)
                                           ---------  --------  ---------  --------
Comprehensive income. . . . . . . . . . .  $  2,185   $10,388   $  7,355   $23,881
                                           =========  ========  =========  ========

NOTE  7.     Segment  Reporting
We operate on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. These segments are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications. The Advanced Surface Finishing segment also supplies chemicals for etching copper and imprinting electrical patterns for various electronics applications and lubricants and cleaning agents associated with offshore oil and gas operations. The June 2005 acquisition of Autotype further augments this segment by adding production of hard coated films for the membrane switch and touch screen markets. The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and related supplies. The June 2005 acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing. Net sales for all of our products fall into one of these two business segments.

The results of operations for each business segment include certain corporate operating costs which are allocated based on the relative burden each segment bears on those costs. Identifiable assets for each business segment are reconciled to total consolidated assets including unallocated corporate assets. Unallocated corporate assets consist primarily of deferred tax assets, deferred bond financing fees and certain other long term assets not directly associated with the support of the individual segments. At June 30, 2005 the unallocated corporate assets also includes the goodwill from the Autotype acquisition, as the allocation between segments has not yet been determined. Intersegment loans and accounts receivable are included in the calculation of identifiable assets and are eliminated separately.




                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                     --------------------  --------------------
                                         2005       2004       2005       2004
                                     ---------  ---------  ---------  ---------
Results of operations by segment:
Net sales:
  Advanced Surface Finishing
   Total segment net sales. . . . .  $105,744   $ 98,377   $207,052   $193,932
   Intersegment sales . . . . . . .    (2,411)    (2,001)    (4,578)    (4,068)
                                     ---------  ---------  ---------  ---------
  Net external sales for the segment  103,333     96,376    202,474    189,864

  Printing Solutions. . . . . . . .    74,948     68,677    146,054    137,201
                                     ---------  ---------  ---------  ---------
 Consolidated net sales . . . . . .  $178,281   $165,053   $348,528   $327,065
                                     =========  =========  =========  =========
Operating profit (loss):
   Advanced Surface Finishing . . .  $ 16,705   $ 15,729   $ 30,840   $ 30,466
   Printing Solutions . . . . . . .     6,905     10,922     17,221     22,994
                                     ---------  ---------  ---------  ---------
     Consolidated operating profit.  $ 23,610   $ 26,651   $ 48,061   $ 53,460
                                     =========  =========  =========  =========


                                          AS OF
                                  JUNE 30,    DECEMBER 31,
                                    2005            2004
                                 ----------  --------------
Identifiable assets by segment:
Advanced Surface Finishing. . .  $ 531,029   $     499,119
Printing Solutions. . . . . . .    261,374         277,488
Unallocated corporate assets. .    151,472         132,035
Intercompany eliminations . . .   (140,119)       (134,923)
                                 ----------  --------------
   Consolidated assets. . . . .  $ 803,756   $     773,719
                                 ==========  ==============

NOTE  8.      Inventories

The major components of inventory as of June 30, 2005 and December 31, 2004, were as follow:

                              JUNE 30,        DECEMBER 31,
                                2005                2004
                              --------        ------------
Finished goods . . . . . .    $ 57,101       $      43,802
Raw materials and supplies      37,183              29,563
Equipment. . . . . . . . .       5,795               7,080
                              --------       -------------
Inventories. . . . . . . .    $100,079       $      80,445
                              ========       =============

NOTE  9.      Pension  and  Postretirement  Benefits  Plans

The following tables show the components of the net periodic pension benefit costs we incurred in the three- and six-month periods ended June 30, 2005, and 2004:

                                             Three Months Ended June 30,
                                     -------------------------------------------
                                             2005                   2004
                                     ---------------------   -------------------
                                      DOMESTIC     FOREIGN   DOMESTIC    FOREIGN
                                     ---------  ----------  ---------  ---------
Net periodic benefit cost:
Service Costs . . . . . . . . . . .  $    939   $     144   $    936   $    130
Interest Costs. . . . . . . . . . .       895         815        898        694
Expected return on plan assets. . .      (798)       (807)      (876)      (805)
Amortization of prior service costs         6           -          6          -
Recognized actuarial (gain)/loss. .        83          55         83        194
                                     ---------  ----------  ---------  ---------
Net periodic benefit cost . . . . .  $  1,125   $     207   $  1,047   $    213
                                     =========  ==========  =========  =========

                                             Six Months Ended June 30,
                                     -------------------------------------------
                                             2005                   2004
                                     ---------------------   -------------------
                                      DOMESTIC     FOREIGN   DOMESTIC    FOREIGN
                                     ---------  ----------  ---------  ---------
Net periodic benefit cost:
Service Costs . . . . . . . . . . .  $  1,875   $     288   $  1,872   $    260
Interest Costs. . . . . . . . . . .     1,793       1,630      1,796      1,388
Expected return on plan assets. . .    (1,596)     (1,614)    (1,752)    (1,610)
Amortization of prior service costs        12           -         12          -
Recognized actuarial (gain)/loss. .       166         341        166        388
                                     ---------  ----------  ---------  ---------
Net periodic benefit cost . . . . .  $  2,250   $     645   $  2,094   $    426
                                     =========  ==========  =========  =========

The estimated net periodic benefit cost for our other postretirement benefits was $160 for the three- and six-months ended June 30, 2005. For the three- and six-months ended June 30, 2004, the estimated net periodic benefit cost for our other postretirement benefits was $320.

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $5,500 to our pension plans in 2005. As of June 30, 2005, $1,015 of contributions has been made. We currently expect to contribute $4,380 to our pension plans during the remainder of 2005.

In May 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, ("FAS 106-2"). We adopted FAS 106-2 in the third quarter of 2004, and, at that time, we were unable to assess the impact to our financial statements from the adoption because the legislation related to the exact calculation of a Federal subsidy for qualifying plans had not been finalized. We have since determined that the effect of this adoption will not be material in fiscal year 2005.

NOTE  10.     Contingencies,  Environmental  and  Legal  Matters

Environmental  Issues:

The nature of our operations, as manufacturers and distributors of specialty chemical products and systems, expose us to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. We could incur significant additional costs, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, we maintain a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at our plants to identify and categorize potential environmental exposure.

We are named as a potentially responsible party ("PRP") at two Superfund sites, Fike-Artel in Nitro, West Virginia and Solvent Recovery Service in Southington, Connecticut. There are many other PRPs involved at these sites. With respect to both of these sites, we have entered into cost sharing agreements with the applicable PRP groups and our allocated cost share with regard to each of these sites is deminimus at 0.2%. Our ongoing costs with respect to each site generally range from about $2-$4 thousand dollars per quarter. As a result of the deminimus nature of the costs, no specific reserve has been established. We have also been contacted with requests for information with regard to two additional sites, Whitney Barrel in Massachusetts and the Lake Calumet Cluster site in Illinois. We have found no information connecting the Company or its subsidiaries to these sites and the Company has not received a PRP notice regarding these two additional sites. As a result, no reserve is deemed appropriate in this regard at this time. While the ultimate costs of such liabilities are difficult to predict, we do not expect that our costs associated with these sites will be material.

In addition, some of our facilities have an extended history of chemical processes or other industrial activities. Contaminants have been detected at some of these sites, with respect to which we are conducting environmental investigations and/or cleanup activities. These sites include certain sites acquired in the December 1998, acquisition of W. Canning plc, such as the Kearny, New Jersey and Waukegan, Illinois sites. We have established an environmental remediation reserve of $1,700, predominantly attributable to those Canning sites that we believe will require environmental remediation. With respect to those sites, we also believe that our Canning subsidiary is entitled under the Acquisition Agreement ("the acquisition agreement") to withhold a deferred purchase price payment of approximately $1,600. We estimate the range of cleanup costs at the Canning sites between $2,000 and $5,000 and have recorded a $3,300 accrual (comprised of the foregoing $1,700 reserve and the $1,600 deferred purchase price) related to these costs, representing management's best estimate of total costs within this range. Investigations into the extent of contamination, however, are ongoing with respect to these sites. To the extent our liabilities exceed the $1,600 deferred purchase price, we may be entitled to additional indemnification payments. Such recovery may be uncertain, however, and would likely involve significant litigation expense. We have instituted an arbitration to enforce the obligations of other parties to the acquisition agreement concerning the remediation of the Kearney, New Jersey and Waukegan, Illinois sites. The arbitration was concluded with a confirmation, in our favor, that the former primary shareholders of the entity that operated the Kearney, New Jersey site are responsible for its remediation to applicable state standards and an order to establish a time line for completion of the remediation. We expect that the remediation will take several years. We are continuing to monitor the environmental condition at the Waukegan site. Significant remediation activities have already been concluded on the Waukegan site; however, it has not yet been determined whether additional remediation activities will be required. We are also in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site, which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined. We have recorded a reserve of $645 with regard to this remediation. We do not anticipate that we will be materially affected by environmental remediation costs, or any related claims, at any contaminated sites, including the Canning sites and the Huntingdon Avenue, Waterbury, Connecticut site. It is difficult, however, to predict the final costs and timing of costs of site remediation. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

Legal  Proceedings:

From time to time there are various legal proceedings pending against us. We consider all such proceedings to be ordinary litigation incident to the nature of our business. Certain claims are covered by liability insurance. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings. On July 25, 2005, the Company settled a litigation which had been brought against the Company by a supplier in exchange for a payment of $5,000. The litigation had arisen as a result of a contractual dispute. The underlying contract and the dispute had been inherited by a Company subsidiary as a result of the acquisition of PTI, Inc. in December 1999. The Company had previously reserved $2,500 as a contingency in this litigation. As a result, the Company has taken an additional charge of $2,500 against its second quarter results. Payment of the full settlement amount will be made in the third quarter of this year.

NOTE  11.     Guarantor  Financial  Statements

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

The following financial information sets forth our Consolidating Balance Sheets as of June 30, 2005, and December 31, 2004; the Condensed Consolidating
Statements of Earnings for the three- and six-month periods ending June 30, 2005, and 2004; and the Condensed Consolidating Statements of Cash Flows for the six months ending June 30, 2005, and 2004.



CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2005
(Unaudited)


                                                                                        MACDERMID
                                          GUARANTOR     NON-GUARANTOR                 INCORPORATED
                               ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES
                               --------  -------------  -------------  -------------  -------------
Net sales . . . . . . . . . .  $22,301         48,456        114,068         (6,544)       178,281
Cost of sales . . . . . . . .   15,024         24,165         65,610         (6,544)        98,255
                               --------  -------------  -------------  -------------  -------------
Gross profit. . . . . . . . .    7,277         24,291         48,458              -         80,026

Operating expenses:
Selling, technical and
  administrative. . . . . . .   10,198         11,370         28,339              -         49,907
Research and development. . .    1,562          2,378          2,569              -          6,509
                               --------  -------------  -------------  -------------  -------------
                                11,760         13,748         30,908              -         56,416
                               --------  -------------  -------------  -------------  -------------
Operating (loss) profit . . .   (4,483)        10,543         17,550              -         23,610

Equity in earnings of
  subsidiaries. . . . . . . .   16,660         11,273              -        (27,933)             -
Interest income . . . . . . .      360              8            308              -            676
Interest expense. . . . . . .   (7,574)           (24)          (127)             -         (7,725)
Miscellaneous income. . . . .        -
(expense), net. . . . . . . .       74             36           (732)             -           (622)
                               --------  -------------  -------------  -------------  -------------
                                 9,520         11,293           (551)       (27,933)        (7,671)
                               --------  -------------  -------------  -------------  -------------

Earnings (loss) before taxes.    5,037         21,836         16,999        (27,933)        15,939
Income tax benefit
(expense) . . . . . . . . . .    6,891         (5,176)        (5,726)             -         (4,011)
                               --------  -------------  -------------  -------------  -------------
Net earnings (loss) . . . . .  $11,928         16,660         11,273        (27,933)        11,928
                               ========  =============  =============  =============  =============


CONSOLIDATED  STATEMENTS  OF  EARNINGS
THREE  MONTHS  ENDED  JUNE  30,  2004
(Unaudited)

                                                                                             MACDERMID
                                          GUARANTOR      NON-GUARANTOR                     INCORPORATED
                               ISSUER    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               --------  --------------  --------------  --------------  ------------------
Net sales . . . . . . . . . .  $23,819   $      42,114   $     103,525   $      (4,405)  $         165,053
Cost of sales . . . . . . . .   15,374          17,832          58,178          (4,405)             86,979
                               --------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .    8,445          24,282          45,347               -              78,074

Operating expenses:
Selling, technical and
  administrative. . . . . . .   11,625           7,793          26,809               -              46,227
Research and development. . .    1,622           1,831           1,743               -               5,196
                               --------  --------------  --------------  --------------  ------------------
                                13,247           9,624          28,552               -              51,423
                               --------  --------------  --------------  --------------  ------------------
Operating (loss) profit . . .   (4,802)         14,658          16,795               -              26,651

Equity in earnings of
  subsidiaries. . . . . . . .   22,077          11,916               -         (33,993)                  -
Interest income . . . . . . .       94               3              87               -                 184
Interest expense. . . . . . .   (7,783)          1,226          (1,291)              -              (7,848)
Miscellaneous income
(expense), net. . . . . . . .      632            (152)            217               -                 697
                               --------  --------------  --------------  --------------  ------------------
                                15,020          12,993            (987)        (33,993)             (6,967)
                               --------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.   10,218          27,651          15,808         (33,993)             19,684
Income tax benefit
(expense) . . . . . . . . . .    3,166          (5,574)         (3,891)              -              (6,299)
                               --------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $13,384   $      22,077   $      11,917   $     (33,993)  $          13,385
                               ========  ==============  ==============  ==============  ==================


CONSOLIDATED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2005
(Unaudited)

                                                                                           MACDERMID
                                           GUARANTOR     NON-GUARANTOR                   INCORPORATED
                               ISSUER     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   AND SUBSIDIARIES
                               ---------  -------------  -------------  -------------  -----------------
Net sales . . . . . . . . . .  $ 44,820         93,460        224,611        (14,363)           348,528
Cost of sales . . . . . . . .    30,194         46,192        128,826        (14,363)           190,849
                               ---------  -------------  -------------  -------------  -----------------
Gross profit. . . . . . . . .    14,626         47,268         95,785              -            157,679

Operating expenses:
Selling, technical and
  administrative. . . . . . .    21,087         19,626         55,864              -             96,577
Research and development. . .     3,241          4,649          5,151              -             13,041
                               ---------  -------------  -------------  -------------  -----------------
                                 24,328         24,275         61,015              -            109,618
                               ---------  -------------  -------------  -------------  -----------------
Operating (loss) profit . . .    (9,702)        22,993         34,770              -             48,061

Equity in earnings of
  subsidiaries. . . . . . . .    36,540         22,926              -        (59,466)                 -
Interest income . . . . . . .       700              9            589              -              1,298
Interest expense. . . . . . .   (15,144)           (24)          (201)             -            (15,369)
Miscellaneous income. . . . .         -
(expense), net. . . . . . . .       228            297         (1,117)             -               (592)
                               ---------  -------------  -------------  -------------  -----------------
                                 22,324         23,208           (729)       (59,466)           (14,663)
                               ---------  -------------  -------------  -------------  -----------------

Earnings (loss) before taxes.    12,622         46,201         34,041        (59,466)            33,398
Income tax benefit
(expense) . . . . . . . . . .    11,091         (9,661)       (11,115)             -             (9,685)
                               ---------  -------------  -------------  -------------  -----------------
Net earnings (loss) . . . . .  $ 23,713         36,540         22,926        (59,466)            23,713
                               =========  =============  =============  =============  =================


CONSOLIDATED  STATEMENTS  OF  EARNINGS
SIX  MONTHS  ENDED  JUNE  30,  2004
(Unaudited)

                                                                                             MACDERMID
                                           GUARANTOR      NON-GUARANTOR                     INCORPORATED
                               ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               ---------  --------------  --------------  --------------  ------------------
Net sales . . . . . . . . . .  $ 47,300   $      81,929   $     206,728   $      (8,892)  $         327,065
Cost of sales . . . . . . . .    31,124          34,655         114,578          (8,892)            171,465
                               ---------  --------------  --------------  --------------  ------------------
Gross profit. . . . . . . . .    16,176          47,274          92,150               -             155,600

Operating expenses:
Selling, technical and
  administrative. . . . . . .    21,816          15,096          54,675               -              91,587
Research and development. . .     3,520           3,526           3,507               -              10,553
                               ---------  --------------  --------------  --------------  ------------------
                                 25,336          18,622          58,182               -             102,140
                               ---------  --------------  --------------  --------------  ------------------
Operating (loss) profit . . .    (9,160)         28,652          33,968               -              53,460

Equity in earnings of
  subsidiaries. . . . . . . .    42,621          22,550               -         (65,171)                  -
Interest income . . . . . . .       123              10             279               -                 412
Interest expense. . . . . . .   (15,799)          2,436          (2,304)              -             (15,667)
Miscellaneous income
(expense), net. . . . . . . .       667             174            (402)              -                 439
                               ---------  --------------  --------------  --------------  ------------------
                                 27,612          25,170          (2,427)        (65,171)            (14,816)
                               ---------  --------------  --------------  --------------  ------------------

Earnings (loss) before taxes.    18,452          53,822          31,541         (65,171)             38,644
Income tax benefit
(expense) . . . . . . . . . .     7,825         (11,201)         (8,990)              -             (12,366)
                               ---------  --------------  --------------  --------------  ------------------
Net earnings (loss) . . . . .  $ 26,277   $      42,621   $      22,551   $     (65,171)  $          26,278
                               =========  ==============  ==============  ==============  ==================


CONSOLIDATED  BALANCE  SHEETS
JUNE  30,  2005
(Unaudited)

                                                                                             MACDERMID
                                           GUARANTOR     NON-GUARANTOR                     INCORPORATED
                               ISSUER     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               ---------  -------------  --------------  --------------  -----------------
Assets
-----------------------------
Current assets:
Cash and cash equivalents . .  $ 40,474   $       5,356  $      24,284   $           -   $          70,114
Accounts receivables, net . .    11,711          21,760        123,864               -             157,335
Due (to) from affiliates. . .    25,635          95,704       (121,339)              -                   -
Inventories, net. . . . . . .     7,000          30,932         62,147               -             100,079
Prepaid expenses. . . . . . .       965           3,299          7,755               -              12,019
Deferred income taxes . . . .    12,908               -          4,863               -              17,771
                               ---------  -------------  --------------  --------------  -----------------
Total current assets. . . . .    98,693         157,051        101,574               -             357,318

Property, plant and
  equipment, net. . . . . . .    16,457          30,858         76,416               -             123,731
Goodwill. . . . . . . . . . .    21,680          89,225        133,443               -             244,348
Intangibles, net. . . . . . .         -           5,670         27,301               -              32,971
Investments in subsidiaries .   488,012         237,567              -        (725,579)                  -
Deferred income taxes . . . .    16,959               -         13,832               -              30,791
Other assets, net . . . . . .     6,122           2,813          5,662               -              14,597
                               ---------  -------------  --------------  --------------  -----------------
Total assets. . . . . . . . .  $647,923   $     523,184  $     358,228   $    (725,579)  $         803,756
                               =========  =============  ==============  ==============  =================

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
Accounts and dividends
  payable . . . . . . . . . .  $  7,492   $      10,526  $      43,194   $           -   $          61,212
Accrued compensation. . . . .     1,604           1,981         10,375               -              13,960
Accrued interest. . . . . . .    12,616              24            220               -              12,860
Accrued income taxes
  payable . . . . . . . . . .   (12,587)         13,255          8,985               -               9,653
Other current liabilities . .    17,738           8,872         28,617               -              55,227
                               ---------  -------------  --------------  --------------  -----------------
Total current liabilities . .    26,863          34,658         91,391               -             152,912

Long-term obligations . . . .   300,448             167            612               -             301,227
Retirement benefits, less . .
  current portion . . . . . .     5,216               -         20,032               -              25,248
Deferred income taxes . . . .         -               -          7,953               -               7,953
Other long-term liabilities .     3,313             347            674               -               4,334
                               ---------  -------------  --------------  --------------  -----------------
Total liabilities . . . . . .   335,840          35,172        120,662               -             491,674
                               ---------  -------------  --------------  --------------  -----------------

Shareholders' equity
-----------------------------
Total shareholders' equity. .   312,083         488,012        237,566        (725,579)            312,082
                               ---------  -------------  --------------  --------------  -----------------
Total liabilities and
shareholders' equity. . . . .  $647,923   $     523,184  $     358,228   $    (725,579)  $         803,756
                               =========  =============  ==============  ==============  =================


CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2004
                                                                                             MACDERMID
                                           GUARANTOR     NON-GUARANTOR                     INCORPORATED
                               ISSUER     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    AND SUBSIDIARIES
                               ---------  -------------  --------------  --------------  -----------------
Assets
-----------------------------
Current assets:
Cash and cash equivalents . .  $ 69,512   $         688  $      67,629   $           -   $         137,829
Accounts receivables, net . .     9,127          18,103        115,225               -             142,455
Due (to) from affiliates. . .    47,106          78,199       (125,305)              -                   -
Inventories, net. . . . . . .     5,002          22,996         52,447               -              80,445
Prepaid expenses. . . . . . .     1,125           2,240          6,818               -              10,183
Deferred income taxes . . . .    12,908               -          5,395               -              18,303
                               ---------  -------------  --------------  --------------  -----------------
Total current assets. . . . .   144,780         122,226        122,209               -             389,215

Property, plant and
  equipment, net. . . . . . .    16,886          33,224         60,353               -             110,463
Goodwill. . . . . . . . . . .    21,680          68,574        104,033               -             194,287
Intangibles, net. . . . . . .         -           5,004         23,430               -              28,434
Investments in subsidiaries .   449,641         238,254              -        (687,895)                  -
Deferred income taxes . . . .    21,579               -         13,096               -              34,675
Other assets, net . . . . . .     8,006           3,385          5,254               -              16,645
                               ---------  -------------  --------------  --------------  -----------------
Total assets. . . . . . . . .  $662,572   $     470,667  $     328,375   $    (687,895)  $         773,719
                               =========  =============  ==============  ==============  =================

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
Accounts and dividends
  payable . . . . . . . . . .  $  7,538   $       7,363  $      41,043   $           -   $          55,944
Accrued compensation. . . . .     3,645           1,884          6,841               -              12,370
Accrued interest. . . . . . .    12,692               -              8               -              12,700
Accrued income taxes
  payable . . . . . . . . . .    (3,467)          5,556          5,204               -               7,293
Other current liabilities . .    14,621           5,911         20,273               -              40,805
                               ---------  -------------  --------------  --------------  -----------------
Total current liabilities . .    35,029          20,714         73,369               -             129,112

Long-term obligations . . . .   300,385             274            418               -             301,077
Retirement benefits, less
  current portion . . . . . .    20,395               -          6,193               -              26,588
Deferred income taxes . . . .         -               -          9,267               -               9,267
Other long-term liabilities .     2,732              38            874               -               3,644
                               ---------  -------------  --------------  --------------  -----------------
Total liabilities . . . . . .   358,541          21,026         90,121               -             469,688
                               ---------  -------------  --------------  --------------  -----------------

Shareholders' equity
-----------------------------
Total shareholders' equity. .   304,031         449,641        238,254        (687,895)            304,031
                               ---------  -------------  --------------  --------------  -----------------
Total liabilities and
shareholders' equity. . . . .  $662,572   $     470,667  $     328,375   $    (687,895)  $         773,719
                               =========  =============  ==============  ==============  =================


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2005
(Unaudited)

                                                                               MACDERMID
                                             GUARANTOR      NON-GUARANTOR     INCORPORATED
                                 ISSUER     SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                                 ---------  -------------  ---------------  -----------------
Net cash flows (used in)
  provided by operating
  activities. . . . . . . . . .  $(25,334)  $     32,484    $      19,718   $          26,868

Investing activities:
Capital expenditures. . . . . .    (1,601)        (1,100)          (5,125)             (7,826)
Acquisition of business . . . .         -        (26,610)         (62,660)            (89,270)
Proceeds from disposition of
  fixed assets and business . .       635              -              406               1,041
                                 ---------  -------------  ---------------  ------------------
Net cash flows (used in)
  provided by investing
  activities. . . . . . . . . .      (966)       (27,710)         (67,379)            (96,055)

Financing activities:
Net proceeds from
(repayments of) short-term
  borrowings. . . . . . . . . .         -              -           10,912              10,912
Repayments of long-term
  borrowings. . . . . . . . . .         -           (107)            (148)               (255)
Issuance of treasury shares . .        33              -                -                  33
Proceeds from exercise of
  stock options . . . . . . . .       260              -                -                 260
Dividends paid. . . . . . . . .    (3,031)             -                -              (3,031)
                                 ---------  -------------  ---------------  ------------------
Net cash flows provided by
(used in) financing activities.    (2,738)          (107)          10,764               7,919

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .         -              -           (6,447)             (6,447)
                                 ---------  -------------  ---------------  ------------------
Net increase (decrease) in
cash and cash equivalents . . .   (29,038)         4,667          (43,344)            (67,715)

Cash and cash equivalents at
beginning of period . . . . . .    69,512            688           67,629             137,829
                                 ---------  -------------  ---------------  ------------------
Cash and cash equivalents at
end of period . . . . . . . . .  $ 40,474   $      5,355    $      24,285   $          70,114
                                 =========  =============  ===============  ==================


CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTHS  ENDED  JUNE  30,  2004
(Unaudited)

                                                                               MACDERMID
                                             GUARANTOR      NON-GUARANTOR     INCORPORATED
                                 ISSUER    SUBSIDIARIES    SUBSIDIARIES    AND SUBSIDIARIES
                                 ---------  -------------  ---------------  ------------------
Net cash flows (used in)
  provided by operating
  activities. . . . . . . . . .  $(9,144)  $      20,493   $      22,781   $          34,130

Investing activities:
Capital expenditures. . . . . .   (1,260)           (623)         (1,098)             (2,981)
Proceeds from disposition of
  fixed assets. . . . . . . . .        1             512              24                 537
                                 ---------  -------------  ---------------  ------------------

Net cash flows (used in)
  provided by investing
  activities. . . . . . . . . .   (1,259)           (111)         (1,074)             (2,444)

Financing activities:
Net proceeds from
(repayments of) short-term
  borrowings. . . . . . . . . .   34,584         (18,400)        (16,682)               (498)
Proceeds from long-term
  borrowings. . . . . . . . . .        -               -              25                  25
Repayments of long-term
  borrowings. . . . . . . . . .        -            (102)           (165)               (267)
Purchase of treasury shares . .       31               -               -                  31
Proceeds from exercise of
  stock options . . . . . . . .      285               -               -                 285
Dividends paid. . . . . . . . .   15,336          (2,198)        (14,350)             (1,212)
                                 ---------  -------------  ---------------  ------------------
Net cash flows provided by
(used in) financing activities.   50,236         (20,700)        (31,172)             (1,636)

Effect of exchange rate
changes on cash and cash
equivalents . . . . . . . . . .        -               -            (425)               (425)
                                 ---------  -------------  ---------------  ------------------

Net increase (decrease) in
cash and cash equivalents . . .   39,833            (318)         (9,890)             29,625

Cash and cash equivalents at
beginning of period . . . . . .   18,295           1,286          41,713              61,294
                                 ---------  -------------  ---------------  ------------------

Cash and cash equivalents at
end of period . . . . . . . . .  $58,128   $         968   $      31,823   $          90,919
                                 =========  =============  ===============  ==================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSAND OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)

CONSOLIDATED  OVERVIEW

EXECUTIVE  OVERVIEW

On June 14, 2005, we acquired Autotype International Ltd. and associated entities from Norcros (Holdings) Limited of the UK ("Autotype"). We recorded total proceeds and acquisition costs of $96,692 for this acquisition (net proceeds of $91,803 adjusted for cash acquired). Net assets acquired totaled $46,631, and total goodwill recorded was $50,061. The net assets and results of operations are included in our financial statements since the acquisition date.

Our consolidated business consists of two business segments, Advanced Surface Finishing and Printing Solutions. The Advanced Surface Finishing (ASF) segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to create electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. The acquisition of Autotype further augments this segment by adding production of hard coated films for the membrane switch and touch screen markets. The Printing Solutions (MPS) segment supplies an extensive line of offset printing blankets, photo-polymer plates and digital printers for use in the commercial printing and packaging industries for image transfer. The acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing to the MPS segmentIn both of our business segments, we continue to invest significant resources in research and development and intellectual properties such as patents, trademarks, copyrights and trade secrets as our business depends on these activities for our financial stability and future growth.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 60% of our net sales and identifiable assets for the six-month period ended and as of June 30, 2005, are denominated in currencies other than the U.S. dollar, predominantly the Euro, British Pound Sterling, Hong Kong dollar and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities, and as such our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For the second quarter and first six months of 2005, net sales and net earnings were positively impacted by the effect of foreign currency translation resulting primarily from the Euro and the British Pound Sterling strengthening against the U.S. dollar, compared to exchange rates that were in effect for the second quarter and first six months of 2004. These currencies weakened against the U.S. dollar from the rates that were in effect at the end of 2004, which had a negative impact on net assets and liabilities.

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

- utilizing our technical service and outstanding products to penetrate global markets for all products,

- supporting working capital initiatives focused on maximizing cash flows during a period of continued economic uncertainty in our primary markets,

-     emphasizing  efficiency  improvements  throughout  the  organization,

- adding new products through internal research and development, relying heavily on our internal knowledge base,

- strengthening the common identity of our products through a new branding initiative called "Yes We Can!", and

-     acquiring  strategically  sound  companies  or  products.

Our competitors include many large multi-national chemical firms based in Europe, Asia, and the U.S. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

Our performance for the second quarter and first six months of 2005 reflects the results of our key opportunities, philosophies and risks, as outlined above. Specifically, we acquired Autotype to broaden our product offerings in both of our segments. We improved top line sales growth with this acquisition and due to favorable market conditions in some of our ASF segment markets and the introduction of new products by one of our MPS units. A change in the product mix along with higher manufacturing costs and lower volumes due to soft market conditions in some of our units resulted in a decreased gross profit percentage. Increases in research and development activities and the expenses from our new Autotype units increased our operating expense. Taken together these activities resulted in a decrease in net income when compared to the same periods in 2004.

From a cash flow standpoint, we continue to maintain a high level of liquidity, with working capital of $204,406. Cash decreased $67,715 during the six months ended June 30, 2005, due primarily to the acquisition of Autotype on June 14, 2005. The cash used by investing activities was partially offset by cash generated from our operating activities.

The following summary of results further explains the results of our operations during the three- and six-month periods ended June 30, 2005, and 2004, in addition to an analysis of our liquidity as of the end of the period.




SUMMARY  OF  THE  CONSOLIDATED  RESULTS  FOR  THE  QUARTER  AND  SIX-MONTHS  ENDED  JUNE  30,  2005:

                             THREE MONTHS ENDED            CURRENCY      SIX MONTHS ENDED             CURRENCY
                                  June 30,                 ADJUSTED           June 30,                ADJUSTED
                              2005        2004   %CHANGE   %CHANGE*       2005       2004   %CHANGE   %CHANGE*
                         ----------  ----------  --------  ---------  ---------  ---------  --------  ---------
                                                Favorable(Unfavorable)                     Favorable(Unfavorable)
Net sales . . . . . . .  $ 178,281   $ 165,053       8.0%       5.6%  $348,528   $327,065       6.6%       4.5%
Cost of sales . . . . .     98,255      86,979    (13.0%)    (10.2%)   190,849    171,465    (11.3%)     (9.0%)
                         ----------  ----------                       ---------  ---------
    Gross profit. . . .     80,026      78,074       2.5%       0.5%   157,679    155,600       1.3%     (0.6%)
Gross profit percentage       44.9%       47.3%       **         **       45.2%      47.6%       **         **

Operating expenses. . .     56,416      51,423     (9.7%)     (6.8%)   109,618    102,140     (7.3%)     (4.9%)
                         ----------  ----------                       ---------  ---------
    Operating profit. .     23,610      26,651    (11.4%)    (13.1%)    48,061     53,460    (10.1%)    (11.7%)

Interest income
  (expense), net. . . .     (7,049)     (7,664)      8.0%       7.8%   (14,071)   (15,255)      7.8%       7.8%
Other income
  (expense), net. . . .       (622)        697        **         **       (592)       439        **         **
                         ----------  ----------                       ---------  ---------
                            (7,671)     (6,967)                        (14,663)   (14,816)
                         ----------  ----------                        --------  ---------
Earnings before
  income taxes. . . . .     15,939      19,684    (19.0%)    (20.9%)    33,398     38,644    (13.6%)    (15.5%)

Income taxes. . . . . .     (4,011)     (6,299)     36.3%      37.5%    (9,685)   (12,366)     21.7%      23.1%
                         ----------  ----------                       ---------  ---------
Net earnings. . . . . .  $  11,928   $  13,385    (10.9%)    (13.2%)  $ 23,713   $ 26,278     (9.8%)    (11.9%)
                         ==========  ==========                       =========  =========
Diluted earnings
per share . . . . . . .  $     .39   $    0.43     (9.3%)     (2.3%)  $    .77   $   0.85     (9.4%)     (2.3%)
                         ==========  ==========                       =========  =========

*  Currency adjusted percent change is calculated based on a constant foreign exchange rate period-over-period.
Management  believes  this  more  accurately  reflects  true  fluctuation in the business without the effect of changing  exchange  rates.
**  Not  a  meaningful  statistic.




SUMMARY  OF  KEY  SEGMENTED  RESULTS  FOR  THE  QUARTER  AND  SIX-MONTHS  ENDED  JUNE  30,  2005:

                             THREE MONTHS ENDED            CURRENCY      SIX MONTHS ENDED             CURRENCY
                                  June 30,                 ADJUSTED           June 30,                ADJUSTED
                              2005        2004   %CHANGE   %CHANGE*       2005       2004   %CHANGE   %CHANGE*
                         ----------  ----------  --------  ---------  ---------  ---------  --------  ---------
                                                Favorable(Unfavorable)                     Favorable(Unfavorable)

ADVANCED SURFACE
FINISHING
Total net sales. . . . .  $ 103,333   $  96,376      7.2%       4.5%  $202,472   $189,864       6.6%       4.2%
Operating profit . . . .  $  16,705   $  15,729      6.2%       3.7%  $ 30,840   $ 30,466       1.2%     (1.1%)
Operating profit
  percentage . . . . . .       16.2%       16.3%      **         **       15.2%      16.0%       **         **

PRINTING SOLUTIONS
Total net sales. . . . .  $  74,948   $  68,677      9.1%       7.2%  $146,054   $137,201       6.5%       4.9%
Operating profit . . . .  $   6,905   $  10,922   (36.8%)    (37.6%)  $ 17,221   $ 22,994    (25.1%)    (25.9%)
Operating profit
  percentage . . . . . .        9.2%       15.9%      **         **       11.8%      16.8%       **         **

CONSOLIDATED TOTAL
Total net sales. . . . .  $ 178,281   $ 165,053      8.0%       5.6%  $348,528   $327,065       6.6%       4.5%
Operating profit . . . .  $  23,610   $  26,651   (11.4%)    (13.1%)  $ 48,061   $ 53,460    (10.1%)    (11.7%)
Operating profit
  percentage . . . . . .       13.2%       16.1%      **         **       13.8%      16.3%       **         **

*  Currency  adjusted  percent  change  is  calculated  based  on  a  constant  foreign  exchange  rate period-over-period.  Management  believes  this  more accurately reflects true fluctuation in the business without  the  effect  of  changing  exchange  rates.
**  Not  a  meaningful  statistic.


NET  SALES

During the three- and six-month periods ended June 30, 2005, our net sales grew by 8% and 6.6%, respectively, compared to the same periods in 2004. For the same periods on a currency-adjusted basis, net sales grew by 5.6% and 4.5%, respectively, increasing both in the ASF and MPS segments. Our ASF segment benefited from volume growth in both our electronics and offshore fluids groups. Our electronics group continued to see growth all through Asia due to favorable market conditions, this increase was partially offset by market weakness in Europe and the Americas. Our offshore fluids group has benefited this year from increased oil field development activities throughout the world. Our MPS segment benefited from growth in our digital printer group due to market acceptance of new product offerings. Partially offsetting this increase in our MPS business was a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to a continued soft markets, the timing of bulk sales, and the effects of changes in our distribution system wherein we beginning to sell directly to our customer in the U.S. Revenues from the Autotype acquisition added $2,195 and $2,747 to our ASF and MPS segments, respectively, in the second half of the month of June 2005.

COST  OF  SALES  AND  GROSS  PROFIT

Cost of sales during the three- and six-months ended June 30, 2005, increased $11,276 and $19,384, respectively, compared to the same periods in the prior year. Strengthening foreign currencies contributed approximately $2,176 and $3,938 to this increase for the three and six months respectively. Excluding the effects of foreign currency, our cost of sales during the three- and six-months ended June 30, 2005, increased 10.2% and 9%, respectively, when compared to the same periods in the prior year. This increase was larger than our currency-adjusted sales increase of 5.6% and 4.5%, respectively, for the three- and six-months ended June 30, 2005. This resulted in a decrease in our gross profit percentage from 47.3% to 44.9% for the three months ended June 30, 2005 compared to the same period in 2004, and a decrease from 47.6% to 45.2% for the six months ended June 30, 2005 compared to the same period in 2004. Our ASF segment margin has decreased slightly in 2005 due to lower margins from product introductions to new customers, higher raw material costs and higher sales of lower margin non-proprietary equipment to the electronics industry. In our MPS segment, margins were lower in most groups and regions with the exception of our digital printer group. The decrease in these MPS segment margins was a result of higher raw material costs a less favorable product mix and the de-leveraging of fixed overhead costs caused by lower volume. The newly acquired Autotype group contributed approximately $2,900 to cost of sales in the second half of the month of June 2005.

OPERATING  EXPENSES

Operating expenses for the three- and six-months ended June 30, 2005, increased 9.7% and 7.3%, respectively, when compared to the same periods in the prior year, or 6.8% and 4.9%, respectively, on a currency adjusted basis. Most of this increase was the result of increased spending on research and development in both our ASF and MPS segments. Operating expenses were also higher in the current quarter as a result of higher stock option expenses, other employee costs, and a one-time charge of $2,500 taken to settle certain litigation, as described in Note 10 to our financial statements. In the second quarter of 2005, we wrote off $386 of in-process research and development costs related to our Autotype acquisition. Operating expenses from the units acquired from Autotype also added $3,057 in operating expenses in the second half of the month of June 2005.

OPERATING  PROFIT

During the three- and six-months ended June 30, 2005, operating profit decreased approximately 11.4% and 10.1% respectively, when compared to the same periods in the prior year, or 13.1% and 11.7%, respectively, on a currency adjusted basis. As a percent of sales, operating profit for the three- and six-months ended June 30, 2005, was 13.2% to 13.8%, respectively, compared to 16.1% to 16.3% for the same periods in the prior year. Our operating profit decrease was the result of the decrease gross profit percentages and higher operating expenses noted above. The overall impact from the Autotype acquisition was negligible.

INTEREST  INCOME  (EXPENSE)

Interest (expense), net, decreased for the three- and six-months ended June 30, 2005, when compared to the same periods in the prior year. The decrease was due to higher interest income as a result of a higher average cash and cash equivalents balance in the current year. This balance consists primarily of interest expense on our outstanding bonds and interest income on our cash and cash equivalents balance.

OTHER  INCOME  (EXPENSE)

Other income (expense), net, was negatively impacted for the three- and six-months ended June 30, 2005, when compared to the same periods in the prior year primarily as a result of higher foreign exchange loss and less income from the mark-to-market of our interest rate hedge.

INCOME  TAX  EXPENSE

In the second quarter of 2005, our tax rate was reduced from the 32.5% rate used in the first quarter of 2005 and from the 32% rate used in 2004, to a 29% rate for the six-months ended June 30, 2005. The reduction in the tax rate from the first quarter of 2005 to the second quarter of 2005 was a result of the expectation that less cash will be repatriated to the United States from foreign tax jurisdictions that have a lower tax rate. Overseas funds, which are normally repatriated to the United States from lower foreign tax jurisdictions, were instead used to fund the acquisition of the overseas operations of Autotype. The reduction in the tax rate from 32% in 2004 to 29% for the six-months ended June 30, 2005, was comprised of a 1.2% reduction due to the expectation that less cash will be repatriated to the United States from foreign tax jurisdictions that have a lower tax rate in 2005 than was repatriated in 2004, and various other items which increased the 2004 tax rate that are individually insignificant and are not expected to affect the 2005 tax rate. In 2004, a significant amount of low-tax foreign earnings were repatriated to the United States in order to utilize foreign tax credits.

NET  EARNINGS

Net earnings during the three- and six-months ended June 30, 2005, decreased by approximately $1,457 (or 10.9%) and $2,565 (or 9.8%), respectively, compared to the same periods in 2004. As discussed above, the fluctuations were due primarily to a lower gross profit percentage, higher operating expenses and the negative impact from other income (expense) which were partially offset by higher revenues, interest income, higher other income and a lower effective tax rate.

DILUTED  EARNINGS  PER  SHARE

Diluted earnings per share during the three- and six-months ended June 30, 2005, decreased 9.3% and 9.4%, respectively, compared to the same periods in 2004, for the same reasons described above for net income.

OTHER  COMPREHENSIVE  INCOME

Other comprehensive income decreased by $8,203 and $16,526, respectively, for the three- and six-months ended June 30, 2005, compared to the same periods in the previous year. This decrease is a result of the changes in net earnings described above and a negative impact on the foreign currency translation adjustment recognized during the current periods. We hold assets that are denominated in currencies that have weakened against the U.S. dollar in the first six months of 2005. These currencies were primarily the Euro, Great British Pound and Japanese Yen. In the second quarter of 2004, these currencies were mixed against the U.S. dollar which resulted in a small negative impact from currency translation.

LIQUIDITY  AND  CAPITAL  RESOURCES

The table below summarizes our cash flows for the six months ended June 30, 2005, and 2004:

                                            2005      2004     VARIANCE
                                         ---------  --------  ----------
Cash provided by (used in):
Operating activities. . . . . . . . . .  $ 26,868   $34,130   $  (7,262)
Investing activities. . . . . . . . . .   (96,055)   (2,444)    (93,611)
Financing activities. . . . . . . . . .     7,919    (1,636)      9,555
Effect of exchange rate changes on cash    (6,447)     (425)     (6,022)
                                         ---------  --------  ----------
Net change in cash. . . . . . . . . . .  $(67,715)  $29,625   $ (97,340)
                                         =========  ========  ==========

Cash flow from operating activities declined during the six months ended June 30, 2005, compared to the same period in 2004 primarily as a result of lower income, and changes in our inventory, and accounts receivable. Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales.

Net cash used in investing activities increased significantly during the six months ended June 30, 2005, compared to the same period in 2004. We expended $89,270 in cash for the acquisition described in Note 2 to our financial statements. Capital spending also increased in 2005, due primarily to a new plant in China for our ASF segment that is expected to be completed this year.

Net cash provided by financing activities increased by $9,555 in the six months ended June 30, 2005, when compared to the same six months last year. The change was due principally to increased net short-term borrowings, which were used to fund working capital requirements in Europe as a result of the cash used for the Autotype acquisition in that region. The increase in cash provided by financing activities was offset partially by the timing of our quarterly dividend payments. Dividends paid as of the six-months ended June 30, 2004 does not include the fourth quarter 2003 dividend payment, because it was funded in December 2003. Dividends paid as of the six-months ended June 30, 2005 includes the fourth quarter 2004 dividend payment, which was funded in January 2005. In the first two quarters of 2005 we declared dividends of $0.06 per share which was an increase from the $0.04 per share that was declared in each quarter of 2004.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At June 30, 2005, the outstanding authorization to purchase approximately 6 million shares would cost approximately $186,960.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. We currently have $70,114 in cash and cash equivalents and working capital of $204,406. Excluding our non-monetary items, which are prepaid expenses, inventory, and deferred taxes, our working capital is $74,537. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50,000. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. We have other uncommitted credit facilities which presently total approximately $46,500.

Future estimated contractual cash commitments for the years subsequent to June 30, 2005, are summarized in the following table:



                                         LESS THAN    2-3       4-5     AFTER 5
                                  TOTAL   1 YEAR     YEARS     YEARS     YEARS
                                --------  --------  --------  --------  --------

Long-term debt . . . . . . . .  $301,890  $   390   $     -   $     -   $301,500
Semi-annual bond interest. . .   178,828   27,512    55,024    55,024     41,268
Capital leases . . . . . . . .       635      107       394        50         84
Operating leases . . . . . . .    25,381    4,615     8,803     3,473      8,490
Pension funding requirements .    29,300    5,860    11,720    11,720          -
Purchase obligations and other       295       95       100       100          -
                                --------  --------  --------  --------  --------
Total contractual cash
  commitments. . . . . . . . .  $536,329   38,579    76,041    70,367    351,342
                                ========  ========  ========  ========  ========

The following table reflects our ability to fund both our required obligations and our shareholder growth initiatives for fiscal 2005:


Cash and cash equivalents as of June 30, 2005 . . . . . . . . . . . .  $ 70,114
Other net current monetary assets and liabilities as of June 30, 2005     4,423
                                                                       --------
                                                                         74,537

Available borrowings under revolving loan facility. . . . . . . . . .    50,000
Availability under other uncommitted credit facilities. . . . . . . .    46,500
                                                                       --------
    Total cash available and potentially available. . . . . . . . . .   171,037

Contractual cash commitments due in next year . . . . . . . . . . . .    38,579
Expected capital expenditures for the year. . . . . . . . . . . . . .     7,173
Expected dividend payments in the next year . . . . . . . . . . . . .     7,264
                                                                       --------
    Excess of cash available and potentially available over
      requirements. . . . . . . . . . . . . . . . . . . . . . . . . .  $118,021
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

New  Accounting  Standards

The Financial Accounting Standards Board ("FASB") finalized Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FAS 109-1"), and Staff Position No. FAS 109-2, Accounting and Disclosure for the Foreign Earnings Provision within the American Jobs Creation Act of 2004 ("FAS 109-2"), in December 2004. The American Jobs Creation Act of 2004 ("the Act") provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in a 5.25% Federal tax rate on qualifying earnings repatriated under the Act. The Act will not have an impact on our fiscal year 2005 income tax expense.

In November 2004, the FASB issued Statement No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("FAS 151"). FAS 151 clarifies the accounting treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage such that these items be recognized as current-period charges regardless of whether they meet the criterion established in Accounting Research Bulletin ("ARB") No. 43, Chapter 4. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We are assessing the impact that FAS 151 will have on our financial statements.

In December 2004, the FASB issued a revision ("the revision") of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("FAS 123R") which also supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revision establishes standards for the accounting treatment of transactions in which an entity exchanges its equity instruments for goods or services, as well as certain transactions in which the entity may settle based on the fair value or exchange of the entity's equity instruments. In addition to providing additional guidance on how to measure and report fair value of these equity instruments, the pronouncement also gives guidance on option expense, related tax benefits, and cash flow treatment, among other things. In April 2005, the Securities and Exchange Commission postponed the effective date of FAS 123R until the fiscal year beginning after June 15, 2005 (our first quarter of 2006). We are assessing the impact that the revision will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143 ("FAS 143"). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial statements.

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


ITEM  3:
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

We are exposed to market risk in the normal course of business activity due to our operations in different foreign currencies and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign-currency-denominated assets and liabilities in order to minimize our exposure to foreign exchange fluctuations. We have not historically actively hedged any of our foreign currency risk;
however, we acquired the following five fair value hedges as part of the Autotype acquisition in June 2005. We have no plans to re-new the Autotype hedging program when these options expire.

- Option to purchase 880 British pounds for $1,500 U.S dollars which expired in June 2005

- Option to purchase 837 British pounds for $1,500 U.S dollars which expires in July 2005

- Option to purchase 207 British pounds for 1,267 Denmark krona which expires in September 2005

- Option to purchase 300 British pounds for 1,660 Denmark krona which expires in December 2005

- Option to purchase 300 British pounds for 1,669 Denmark krona which expires in March 2006

The total fair value of the above options is approximately $43 as of June 30, 2005. Gains and losses related to these options for the three and six-months ended June 30, 2005 were negligible and were included in Other income (expense).

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 60% of our net sales and total assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, and the Hong Kong Dollar. For the six-month period ending June 30, 2005 foreign currency translation had a slightly positive effect on diluted earnings per share. The impact of exchange rate changes on operating cash flows has historically been comparable to the impact on earnings.

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

Changes  in  Internal  Controls

We are continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the company. However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


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

     None.

ITEM  3  :  Defaults  Upon  Senior  Securities

     None.

ITEM  4  :  Submission  of  Matters  to  a  Vote  of  Security  Holders

The following matters were submitted to a vote of security holders at the annual meeting of stockholders, which was held on May 12, 2005:

The stockholders voted to re-elect Robert L. Ecklin, Daniel H. Leever, Donald G. Ogilvie, Joseph M. Silvestri, James C. Smith, and T. Quinn Spitzer to continue as directors of the Company. A total of 29,574,193 votes were represented with respect to this matter, with voting on each specific nominee as follows:


                                   AGAINST      BROKER
                     FOR         OR WITHHELD   NON-VOTES
                     ----------  -----------   ---------
Robert L. Ecklin. .  27,119,409    2,454,784           -
Daniel H. Leever. .  29,346,613      227,580           -
Donald G. Ogilvie .  27,085,822    2,488,371           -
Joseph M. Silvestri  20,368,457    9,205,736           -
James C. Smith. . .  27,061,921    2,512,272           -
T. Quinn Spitzer. .  27,102,877    2,471,316           -

A proposal to ratify the selection of KPMG LLP as our Certified Public Accountants was approved by the stockholders. A total of 29,574,193 votes were represented, with a total of 29,117,032 (94%) shares voting for the proposal, 447,572 voting against the proposal, and 9,589 shares abstaining from voting.

A proposal to approve an amendment to the MacDermid, Incorporated Special Stock Purchase Plan was approved by the stockholders. A total of 29,574,193 votes were represented, with a total of 20,366,669 (66%) shares voting for the proposal, 4,974,703 voting against the proposal, 1,596,252 shares abstaining from voting, and 2,636,569 broker non-votes.

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

ITEM  6(b)  :  Reports  on  Form  8-K

Current Report on Form 8-K dated May 5, 2005, regarding earnings for the first quarter of fiscal year 2005 ended March 31, 2005.

Current Report on Form 8-K dated May 5, 2005, regarding affirmation of independence pursuant to New York Stock Exchange regulations.

Current Report on Form 8-K dated May 6, 2005, regarding an amendment to the MacDermid Incorporated Special Stock Purchase Plan.

Current Report on Form 8-K dated May 12, 2005, regarding authorization to repurchase the Company common stock.

Current Report on Form 8-K/A dated May 12, 2005, regarding amended authorization to repurchase the Company common stock.

Current  Report  on  Form  8-K dated June 14, 2005, regarding the acquisition of
  Autotype  International  Ltd  and  associated  entities.

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


Date:  August  8,  2005                               /s/  Daniel  H.  Leever
       ----------------                               -----------------------

                                                        Daniel  H.  Leever
                                                           Chairman  and
                                                     Chief  Executive  Officer


Date:  August  8,  2005                          /s/  Gregory  M.  Bolingbroke
       ----------------                          -----------------------------

                                                    Gregory  M.  Bolingbroke
                                             Senior  Vice  President,  Finance