Form 10-Q
period 2005-11-01
MACDERMID INC
filed 2005-11-09
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes X No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes X No .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                       Outstanding at October 31, 2005
    Common Stock, no par value                   30,579,477

MACDERMID, INCORPORATED

INDEX

PART I: Financial Information

Item 1:	Financial Statements (Unaudited):
	Consolidated Statements of Earnings for the three and nine-month periods
	ended September 30, 2005 and 2004.	3
	Consolidated Balance Sheets as of September 30, 2005 and
	December 31, 2004.	4
	Consolidated Statements of Cash Flows for the nine-months ended
	September 30, 2005 and 2004.	5
	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	22

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4:	Controls and Procedures	32

PART II: Other Information

Item 1:	Legal Proceedings	33
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3:	Defaults Upon Senior Securities	33
Item 4:	Submission of Matters to a Vote of Security Holders	33
Item 5:	Other Information	33
Item 6:	Exhibits	33

	Signatures	34

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands of dollars except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales	$193,260	$161,585	$541,788	$488,650
Cost of sales	109,978	85,210	300,827	256,675
Gross profit	83,282	76,375	240,961	231,975

Operating expenses:
Selling, technical and administrative	51,387	45,254	147,581	136,841
Research and development	6,684	5,375	19,725	15,928
Restructuring and acquisition	1,077	-	1,462	-
	59,148	50,629	168,768	152,769
Operating profit	24,134	25,746	72,193	79,206

Other income (expense):
Interest income	534	367	1,834	779
Interest expense	(7,635)	(7,654)	(23,004)	(23,321)
Miscellaneous income	799	92	207	531
	(6,302)	(7,195)	(20,963)	(22,011)

Earnings before income taxes	17,832	18,551	51,230	57,195
Income taxes	(4,915)	(6,508)	(14,600)	(18,874)
Net earnings	$12,917	$12,043	$36,630	$38,321

Earnings per common share:
Basic	$0.42	$.40	$1.21	$1.27
Diluted	$0.42	$.39	$1.19	$1.24

Weighted average common shares
outstanding:
Basic	30,504,127	30,280,014	30,383,152	30,275,800
Diluted	30,956,963	30,907,677	30,865,440	30,988,259

Dividends declared per common share	$0.06	$0.04	$0.18	$0.12

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,307	$137,829
Accounts receivable, net of allowance
for doubtful receivables of $11,732
and $11,822 respectively	156,817	142,455
Inventories	96,655	80,445
Prepaid expenses	14,441	10,183
Deferred income taxes	16,833	18,303
Total current assets	345,053	389,215

Property, plant and equipment, net
of accumulated depreciation of
$184,770 and $189,167, respectively	122,538	110,463
Goodwill	245,630	194,287
Intangibles, net of accumulated amortization
of $13,506 and $11,933, respectively	32,299	28,434
Deferred income taxes	33,245	34,675
Other assets, net	14,504	16,645
Total assets	$793,269	$773,719

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$59,025	$55,944
Accrued compensation	14,826	12,370
Accrued interest	5,621	12,700
Accrued income taxes payable	11,016	7,293
Other current liabilities	39,088	40,805
Total current liabilities	129,576	129,112
Long-term debt and capital lease obligations	301,288	301,077
Retirement benefits, less current portion	25,223	26,588
Deferred income taxes	7,962	9,267
Other long-term liabilities	4,184	3,644
Total liabilities	468,233	469,688

Shareholders’ equity
Common stock, authorized 75,000,000
shares, issued 47,107,700 at September 30,
2005, and 46,838,700 shares at December
31, 2004, at stated value of $1.00 per share	47,108	46,839
Additional paid-in capital	40,727	33,053
Retained earnings	358,229	327,080
Accumulated other comprehensive (loss) income	(6,348)	11,772
Less - cost of common shares held in
treasury, 16,529,973 at September 30, 2005,
16,547,686 at December 31, 2004	(114,680)	(114,713)
Total shareholders’ equity	325,036	304,031
Total liabilities and shareholders’ equity	$793,269	$773,719

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)
	Nine months ended September 30,
	2005	2004
Net cash flows from operating activities:
Net earnings	$36,630	$38,321
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	12,209	12,011
Amortization	2,796	2,159
Provision for bad debts	1,580	3,024
Deferred income taxes	(995)	(1,431)
Stock compensation expense	5,227	4,383
Restructuring and acquisition	1,463	-
Changes in assets and liabilities
Increase in receivables	(12,909)	(1,890)
Increase in inventories	(5,423)	(2,861)
Increase in prepaid expenses	(2,461)	(1,317)
Decrease in accounts payable	(703)	(2,355)
Decrease in accrued expenses	(10,319)	(6,127)
Increase in income tax liabilities	3,620	7,952
Other	477	5,239
Net cash flows provided by operating
activities	31,192	57,108

Cash flows from investing activities:
Capital expenditures	(10,810)	(5,933)
Proceeds from disposition of fixed assets	1,245	2,721
Acquisition of business, net of cash acquired	(93,153)	-
Disposition of business	262	-
Net cash flows used in investing activities	(102,456)	(3,212)

Cash flows from financing activities:
Net short-term borrowings (repayments)	2,965	(533)
Proceeds from long-term borrowings	-	25
Repayments of long-term borrowings	(185)	(493)
Issuance from treasury shares	33	31
Proceeds from exercise of stock options	2,717	285
Dividends paid	(4,858)	(2,423)
Net cash flows provided by
(used in) financing activities	672	(3,108)

Effect of exchange rate changes on cash
and cash equivalents	(6,930)	(29)
Net (decrease) increase in
cash and cash equivalents	(77,522)	50,759
Cash and cash equivalents at beginning of
period	137,829	61,294
Cash and cash equivalents at end of period	$60,307	$112,053
Cash paid for interest	$28,285	$29,047
Cash paid for income taxes	$12,657	$12,353

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of MacDermid, Incorporated and its subsidiary companies as of September 30, 2005, and the results of operations for the three and nine-month periods ended September 30, 2005, and 2004. The results of operations for these periods are not necessarily indicative of trends, or of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004.

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (“MacDermid”) as a consolidated entity, the Advanced Surface Finishing segment (“ASF”), the MacDermid Printing Solutions segment (“MPS”), and our other corporate entities.

Certain amounts in our 2004 results have been reclassified to conform to the current year presentation.

Note 2. Acquisitions

On June 14, 2005, we acquired all of the outstanding capital stock of Autotype International Ltd. and associated entities (“Autotype”) from Norcros Industry (International) Limited of the UK. The Autotype business acquired is a high technology producer of specialty coated film products for the electronics and printing industries. In electronics, Autotype is a producer of hard coated films for the membrane switch and touch screen markets. In printing, Autotype provides high quality stencil materials and digital pre-press products for screen printing. In the third quarter ended September 30, 2005, the purchase price was adjusted by approximately $339 to $97,031 (net payments of $92,432 adjusted for cash acquired) to reflect a recent revision to the estimated working capital adjustment included in the purchase payment on the date of the transaction closing, as well as certain restructuring actions described in Note 11. As of September 30, 2005, $29 was accrued for outstanding purchase and acquisition costs.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of acquisition. Adjustments to the purchase price allocation during the third quarter ended September 30, 2005 included primarily the working capital revision described above, and facility consolidation costs described in Note 11. Allocation of the purchase price is as follows:

Current assets, net of cash
acquired	$ 30,915
Fixed assets and other	19,383
Intangible assets	4,449
Acquired in-process
research and development	386
Goodwill	51,343
Total assets acquired	106,476
Current liabilities	(12,333)
Long-term debt	(376)
Deferred tax liability	(1,335)
Total liabilities assumed	(14,044)
Net assets acquired	$ 92,432

The results of operations from the Autotype acquisition were included in the accompanying Consolidated Financial Statements since the acquisition date.

In June of 2005, we also acquired a marketing distribution channel for our North American printing blankets business for $995. Of this amount, $245 was accrued in related costs as of September 30, 2005.

Note 3. Earnings Per Common Share and Other Common Share Information

Earnings per share (“EPS”) is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 2,588,215 and 2,067,650 shares of common stock were outstanding as of September 30, 2005, and 2004, respectively, but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of September 30, 2005, and 2004, respectively.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic common shares	30,504,127	30,280,014	30,383,152	30,275,800
Dilutive effect of stock options	452,836	627,663	482,288	712,459
Diluted common shares	30,956,963	30,907,677	30,865,440	30,988,259

Note 4. Stock-Based Plans

We grant stock options and stock awards to our Board of Directors and to our employees. The stock awards are granted at fair market value and the related expense is recognized at the date of grant. The amount of expense related to stock awards recognized during the three and nine-month periods ended September 30, 2005 was $135, as compared to $70 for the same periods in the prior fiscal year. Effective April 1, 2001, we adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense is measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three and nine-month periods ended September 30, 2005, we charged $1,177 and $5,092, respectively, to expense related to stock options. For the same periods in the prior year, we charged $1,352 and $4,314, respectively, to expense related to stock options. Previously, and since April 1, 1996, we had adopted the disclosure requirements of FAS 123 and continued to account for our stock options by applying the expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

Had we used the fair value expense recognition method of accounting for all stock options granted under our plans between April 1, 1996, and April 1, 2001, net earnings and net earnings per common share for the three and nine-month periods ended September 30, 2005, and 2004, would have been reduced to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings available for common
shareholders as reported	$12,917	$12,043	$36,630	$38,321
Add: stock based employee compensation
expense included in reported net income,
net of related tax effects	853	875	3,641	2,937
Deduct: total stock based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(853)	(875)	(3,641)	(3,014)
Pro forma net earnings	$12,917	$12,043	$36,630	$38,244

Net earnings per common share:
Basic
As reported	$.42	$.40	$1.21	$1.27
Pro forma	$.42	$.40	$1.21	$1.26
Diluted
As reported	$.42	$.39	$1.19	$1.24
Pro forma	$.42	$.39	$1.19	$1.23

Note 5. Goodwill and Other Intangible Assets

Acquired intangible assets as of September 30, 2005, and December 31, 2004, are as follows:

	As of
	September 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$17,566	$(8,973)	$8,593	$17,566	$(8,087)	$9,479
Trademarks	20,138	(2,465)	17,673	20,135	(2,115)	18,020
Others	8,101	(2,068)	6,033	2,666	(1,731)	935
Total	$45,805	$(13,506)	$32,299	$40,367	$(11,933)	$28,434

Included in the table above is the net carrying amount of $16,233 at December 31, 2004, for acquired Canning trademarks which were not being amortized due to the indefinite life associated with these assets. During the third quarter ended September 30, 2005, we reassessed the useful lives of our Canning trademarks, which were acquired in 1998. The reassessment was performed as a result of a new Company-wide branding initiative that was adopted in early 2005. In connection with the new branding initiative, during the third quarter of 2005, we finalized plans to phase-out the Canning trademarks over the next 15 years. Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”), we tested these trademarks for impairment by comparing the fair value of the trademarks to their carrying value and determined no impairment had occurred. As a result, we began amortizing the cost of these trademarks in September 2005, and recorded amortization charges of $90. Total amortization expense related to amortization of intangible assets for the three and nine-month periods ended September 30, 2005 was $650 and $1,486, respectively. Amortization for the three and nine-months periods ended September 30, 2004 was $426 and $1,304, respectively.

Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of 5 to 30 years.

Amortization expense for intangible assets is expected to range from $2,600 to $3,800 over the next five years.

The goodwill carrying amount for the Advanced Surface Finishing segment was $163,231 as of September 30, 2005, and $122,157 as of December 31, 2004. The goodwill carrying amount for the Printing Solutions segment was $82,399 as of September 30, 2005, and $72,130 as of December 31, 2004. Included in the September 30, 2005 amounts is the allocation of goodwill from the June 2005 Autotype acquisition, which is $41,074 and $10,269, respectively, for Advanced Surface Finishing and the Printing Solutions segments. The total carrying value of goodwill at September 30, 2005 and December 31, 2004 was $245,630 and $194,287, respectively.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”), stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We will perform our annual impairment testing for 2005 during our fourth fiscal quarter. Currently, we are not aware of any event that occurred since our last impairment testing date that would have caused our goodwill or intangible assets to become impaired.

Note 6. Comprehensive Income

The components of comprehensive income for the three and nine-month periods ended September 30, 2005, and 2004, are as follows:

Three months ended September 30,			Nine months ended September 30,
	2005	2004	2005	2004
Net earnings	$12,917	$12,043	$36,630	$38,321
Other comprehensive income:
Other	165	50	871	50
Foreign currency translation adjustment	(1,926)	2,118	(18,991)	(279)
Comprehensive income	$11,156	$14,211	$18,510	$38,092

Note 7. Segment Reporting

We operate on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. These segments are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications. The Advanced Surface Finishing segment also supplies chemicals for etching copper and imprinting electrical patterns for various electronics applications and lubricants and cleaning agents associated with offshore oil and gas operations. The June 2005 acquisition of Autotype augmented this segment by adding production of hard coated films for the membrane switch and touch screen markets. The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and related supplies. The June 2005 acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing. Net sales for all of our products fall into one of these two business segments.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Results of operations by segment:
Net sales:
Advanced Surface Finishing
Total segment net sales	$113,179	$98,321	$320,231	$292,253
Intersegment sales	(2,176)	(2,185)	(6,755)	(6,253)
Net external sales for the segment	111,003	96,136	313,476	286,000

Printing Solutions	82,257	65,449	228,312	202,650
Consolidated net sales	$193,260	$161,585	$541,788	$488,650

Operating profit (loss):
Advanced Surface Finishing	$16,925	$16,276	$47,764	$46,742
Printing Solutions	7,209	9,470	24,429	32,464
Consolidated operating profit	$24,134	$25,746	$72,193	$79,206

	As of
	September 30,		December 31,
	2005		2004
Identifiable assets by segment:
Advanced Surface Finishing	$518,291		$499,119
Printing Solutions	323,031		277,488
Unallocated corporate assets	91,522		132,035
Intercompany eliminations	(139,575)		(134,923)
Consolidated assets	$793,269		$773,719

Note 8.  Inventories

The major components of inventory as of September 30, 2005 and December 31, 2004, were as follows:

	September 30, 2005	December 31, 2004

Finished goods	$54,860	$43,802
Raw materials and supplies	36,231	29,563
Equipment	5,564	7,080
Inventories	$96,655	$80,445

Note 9.  Pension and Postretirement Benefits Plans

The following tables show the components of the net periodic pension benefit costs we incurred in the three and nine-month periods ended September 30, 2005, and 2004:

	Three months ended September 30,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service Costs	$939	$144	$936	$130
Interest Costs	895	815	898	694
Expected return on plan assets	(798)	(807)	(876)	(805)
Amortization of prior service costs	6	-	6	-
Recognized actuarial (gain)/loss	83	57	83	194
Net periodic benefit cost	$1,125	$209	$1,047	$213

	Nine months ended September 30,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service Costs	$2,817	$432	$2,808	$260
Interest Costs	2,685	2,445	2,694	1,388
Expected return on plan assets	(2,394)	(2,421)	(2,628)	(1,610)
Amortization of prior service costs	18	-	18	-
Recognized actuarial (gain)/loss	249	184	249	388
Net periodic benefit cost	$3,375	$640	$3,141	$426

The estimated net periodic benefit cost for our other postretirement benefits was $160 and $480, respectively, for the three and nine-months ended September 30, 2005 and September 30, 2004.

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $5,500 to our pension plans in 2005. As of September 30, 2005, $3,898 was contributed, and our revised expected 2005 contributions total $5,992.

In May 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (“FAS 106-2”). We adopted FAS 106-2 in the third quarter of 2004, and, at that time, we were unable to assess the impact to our financial statements from the adoption because the legislation related to the exact calculation of a Federal subsidy for qualifying plans had not been finalized. We have since determined that the effect of this adoption will not be material in fiscal year 2005.

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

The most significant established reserves are for environmental remediation. As of September 30, 2005, we reserved $3,945 for various environmental matters, as described below. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

The following summary provides some details regarding environmental liabilities:

•
We are named as a potentially responsible party (“PRP”) at two Superfund sites (Fike-Artel in Nitro, West Virginia, and Solvents Recovery in Southington, Connecticut), in which many other PRPs are also involved. With respect to both of these sites, we have entered into cost sharing agreements that result in costs of less than $10 per year for funding the Company’s share of the ongoing cleanup costs at each site. No reserve has been established, given the deminimus nature of the costs. Our cost sharing percentage at each site is 0.2%.

•
Some of the Company’s facilities have an extended history of chemical and industrial activity. The Company is directly involved in the remediation of sites that have environmental contamination arising from its operations. These sites include certain sites such as the Kearny, New Jersey and Waukegan, Illinois sites, which were acquired in the December 1998 acquisition of W. Canning plc. With respect to these sites, our Canning subsidiary withheld, under the Acquisition Agreement (“the Acquisition Agreement”), a deferred purchase price payment of approximately $1,600. We estimate the range of clean-up costs at these sites to be between $2,000 and $5,000. Investigations into the extent of contamination at these sites are, however, ongoing.

•
We are in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site, which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined; however, we do not anticipate that we will be materially affected by the environmental remediation costs.

Legal Proceedings:

From time to time, there are various legal proceedings pending against us. We consider all such proceedings to be ordinary litigation incident to the nature of our business. Certain claims are covered by liability insurance. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on our financial position or results of operations. To the extent reasonably estimable, reserves are established regarding pending legal proceedings. On July 25, 2005, we settled a litigation that had been brought against us by a supplier in exchange for a payment of $5,000. The litigation arose as a result of a contractual dispute. The underlying contract and the dispute were inherited by a Company subsidiary as a result of the acquisition of PTI, Inc. in December 1999. We previously reserved $2,500 as a contingency for this litigation. As a result of the July 2005 settlement, we charged an additional $2,500 against our second quarter results. We paid the full settlement amount during the third quarter of this year.

Note 11. Restructuring Activities

During the third quarter ended September 30, 2005, we implemented certain consolidation actions, which are intended to (i) better align our manufacturing capacity, (ii) eliminate excess capacity and lower the operating costs of the Company and (iii) streamline the Company’s organizational structure for improved long-term profitability. The restructuring actions consist of two facility consolidations and closures, and census reductions. The following plans discussed below were announced to our employees during the third quarter of this year.

We finalized plans to consolidate operations of our recently acquired Autotype facility in Schaumburg, IL with our existing Middletown, DE facility. The consolidation is expected to take place in the first quarter of 2006. We also finalized plans to consolidate operations of our facility in Evreux, France with our existing facility in Cernay, France, by December of this year. In connection with the restructuring, we expect to incur costs up to $1,400. Such costs will include employee termination benefits and other incremental costs resulting from the restructuring actions. These incremental costs include principally equipment and personnel relocation costs. We expect to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs will be recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Generally, charges will be recorded as elements of the restructuring plan are finalized. Actual costs recorded in our consolidated financial statements may vary from current estimates.

In connection with the restructuring actions of the Autotype facility in Schaumburg, IL, we recorded charges of $379 in the third quarter of 2005. These charges consisted of equipment relocation costs of $237 and personnel relocation costs of $142. Pursuant to Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), the Autotype purchase price allocation was adjusted to include employee termination benefits of $217, fixed asset disposal costs of $30, and estimated site clean-up costs of $75. We will remain in possession of the Schaumburg facility until the end of March 2007, when our building lease expires. As a result of the restructuring, approximately 23 administration and production-related positions will be terminated and approximately 8 administration and production-related positions will be relocated to our Middletown, DE facility.

A summary, by segment, of the third quarter 2005 restructuring costs that were allocated to the Autotype purchase price allocation are shown below.
	Advanced
	Surface	Printing
	Finishing	Solutions	Total
Employee termination benefits	$ 87	$ 130	$ 217
Asset disposals	12	18	30
Site clean-up costs	30	45	75
	$ 129	$ 193	$ 322

As of September 30, 2005, there have been no payments to any of the above listed restructuring costs.

In connection with the restructuring actions of the Evreux, France facility, we recorded charges of $698 in the third quarter of 2005. These charges consisted of equipment relocation costs of $190, employee termination benefits of $484, and other related costs of $24. As a result of the restructuring, approximately 17 administration and production-related positions will be terminated and approximately 2 administration and production-related positions will be relocated to our Cernay, France facility.

A summary, by segment, of all third quarter 2005 restructuring charges, excluding the costs that were allocated to the Autotype purchase price allocation shown above, are as follows:
	Advanced
	Surface	Printing
	Finishing	Solutions	Total
Employee termination and relocation benefits	$ 95	$ 569	$ 664
Equipment relocation costs	57	332	389
Other related costs	-	24	24
	$ 152	$ 925	$ 1,077

As of September 30, 2005, there have been no payments to any of the above listed restructuring costs.

Note 12. Guarantor Financial Statements

MacDermid, Inc. (“Issuer”) issued 9 1/8% Senior Subordinated Notes (“Bond Offering”) effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly 100% owned domestic restricted subsidiaries of MacDermid, Inc. (“Guarantors”). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. Our foreign subsidiaries (“Non-Guarantors”) are not guarantors of the indebtedness under the Bond Offering.

The equity method was used by MacDermid, Inc. with respect to investments in subsidiaries for these financial statements. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report for the year ended December 31, 2004.

The following financial information sets forth our Consolidating Balance Sheets as of September 30, 2005, and December 31, 2004; the Consolidating Statements of Earnings for the three and nine-month periods ending September 30, 2005, and 2004; and the Condensed Consolidating Statements of Cash Flows for the nine-months ending September 30, 2005, and 2004.

CONSOLIDATING STATEMENTS OF EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$22,582	$52,586	$125,609	$(7,517)	$193,260
Cost of sales	15,349	27,266	74,880	(7,517)	109,978
Gross profit	7,233	25,320	50,729	-	83,282

Operating expenses:
Selling, technical and
administrative	8,903	11,186	31,298	-	51,387
Research and development	1,528	2,345	2,811	-	6,684
Restructuring
and acquisition	-	379	698	-	1,077
	10,431	13,910	34,807	-	59,148
Operating (loss) profit	(3,198)	11,410	15,922	-	24,134

Equity in earnings of
subsidiaries	19,588	11,345	-	(30,933)	-
Interest income	141	35	358	-	534
Interest expense	(7,510)	6	(131)	-	(7,635)
Miscellaneous income
(expense), net	598	158	43	-	799
	12,817	11,544	270	(30,933)	(6,302)

Earnings (loss) before taxes	9,619	22,954	16,192	(30,933)	17,832
Income tax benefit
(expense)	3,298	(3,366)	(4,847)	-	(4,915)
Net earnings (loss)	$12,917	$19,588	$11,345	$(30,933)	$12,917

CONSOLIDATING STATEMENTS OF EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$22,661	$39,454	$103,880	$(4,410)	$161,585
Cost of sales	14,225	16,938	58,457	(4,410)	85,210
Gross profit	8,436	22,516	45,423	—	76,375

Operating expenses:
Selling, technical and
administrative	11,694	7,536	26,024	—	45,254
Research and development	1,583	1,897	1,895	—	5,375
	13,277	9,433	27,919	—	50,629
Operating (loss) profit	(4,841)	13,083	17,504	—	25,746

Equity in earnings of
subsidiaries	20,638	13,098	—	(33,736)	—
Interest income	159	6	202	—	367
Interest expense	(7,641)	(6)	(7)	—	(7,654)
Miscellaneous income
(expense), net	102	(45)	35	—	92
	13,258	13,053	230	(33,736)	(7,195)

Earnings (loss) before taxes	8,417	26,136	17,734	(33,736)	18,551
Income tax benefit
(expense)	3,626	(5,498)	(4,636)	—	(6,508)
Net earnings (loss)	$12,043	$20,638	$13,098	$(33,736)	$12,043

CONSOLIDATING STATEMENTS OF EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$67,402	$146,046	$350,220	$(21,880)	$541,788
Cost of sales	45,543	73,458	203,706	(21,880)	300,827
Gross profit	21,859	72,588	146,514	-	240,961

Operating expenses:
Selling, technical and
administrative	29,992	30,812	86,777	-	147,581
Research and development	4,769	6,994	7,962	-	19,725
Restructuring
and acquisition	-	379	1,083	-	1,462
	34,761	38,185	95,822	-	168,768
Operating (loss) profit	(12,902)	34,403	50,692	-	72,193

Equity in earnings of
subsidiaries	56,128	34,271	-	(90,399)	-
Interest income	843	44	947	-	1,834
Interest expense	(22,654)	(18)	(332)	-	(23,004)
Miscellaneous income
(expense), net	826	455	(1,074)	-	207
	35,143	34,752	(459)	(90,399)	(20,963)

Earnings (loss) before taxes	22,241	69,155	50,233	(90,399)	51,230
Income tax benefit
(expense)	14,389	(13,027)	(15,962)	-	(14,600)
Net earnings (loss)	$36,630	$56,128	$34,271	$(90,399)	$36,630

CONSOLIDATING STATEMENTS OF EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$69,960	$120,589	$311,403	$(13,302)	$488,650
Cost of sales	45,348	51,216	173,413	(13,302)	256,675
Gross profit	24,612	69,373	137,990	—	231,975

Operating expenses:
Selling, technical and
administrative	33,510	22,214	81,117	—	136,841
Research and development	5,103	5,424	5,401	—	15,928
	38,613	27,638	86,518	—	152,769
Operating (loss) profit	(14,001)	41,735	51,472	—	79,206

Equity in earnings of
subsidiaries	62,886	37,724	—	(107,118)	—
Interest income	283	16	480	—	779
Interest expense	(23,067)	(18)	(236)	—	(23,321)
Miscellaneous income
(expense), net	769	129	(367)	—	531
	40,871	37,851	(123)	(107,118)	(22,011)

Earnings (loss) before taxes	26,870	79,586	51,349	(107,118)	57,195
Income tax benefit
(expense)	11,451	(16,700)	(13,625)	—	(18,874)
Net earnings (loss)	$38,321	$62,886	$37,724	$(107,118)	$38,321

CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2005
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$28,949	$3,498	$27,860	$-	$60,307
Accounts receivables, net	11,111	21,507	124,199	-	156,817
Due (to) from affiliates	35,087	93,964	(129,051)	-	-
Inventories, net	6,241	31,321	59,093	-	96,655
Prepaid expenses	2,421	2,233	9,787	-	14,441
Deferred income taxes	12,063	-	4,770	-	16,833
Total current assets	95,872	152,523	96,658	-	345,053

Property, plant and
equipment, net	16,423	30,108	76,007	-	122,538
Goodwill	21,680	89,363	134,587	-	245,630
Intangibles, net	-	5,460	26,839	-	32,299
Investments in subsidiaries	497,934	243,012	-	(740,946)	-
Deferred income taxes	19,827	-	13,418	-	33,245
Other assets, net	5,831	3,445	5,228	-	14,504
Total assets	$657,567	$523,911	$352,737	$(740,946)	$793,269

Liabilities and shareholders’
equity
Current liabilities:
Accounts and dividends
payable	$7,529	$10,312	$41,184	$-	$59,025
Accrued compensation	1,580	2,253	10,993	-	14,826
Accrued interest	5,509	24	88	-	5,621
Accrued income taxes
payable	(3,390)	5,992	8,414	-	11,016
Other current liabilities	12,198	6,820	20,070	-	39,088
Total current liabilities	23,426	25,401	80,749	-	129,576

Long-term obligations	300,482	318	488	-	301,288
Retirement benefits, less
current portion	5,342	-	19,881	-	25,223
Deferred income taxes	-	-	7,962	-	7,962
Other long-term liabilities	3,280	258	646	-	4,184
Total liabilities	332,530	25,977	109,726	-	468,233

Shareholders’ equity
Total shareholders' equity	325,037	497,934	243,011	(740,946)	325,036
Total liabilities and
shareholders' equity	$657,567	$523,911	$352,737	$(740,946)	$793,269

CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$69,512	$688	$67,629	$—	$137,829
Accounts receivables, net	9,127	18,103	115,225	—	142,455
Due (to) from affiliates	47,106	78,199	(125,305)	—	—
Inventories, net	5,002	22,996	52,447	—	80,445
Prepaid expenses	1,125	2,240	6,818	—	10,183
Deferred income taxes	12,908	—	5,395	—	18,303
Total current assets	144,780	122,226	122,209	—	389,215

Property, plant and
equipment, net	16,886	33,224	60,353	—	110,463
Goodwill	21,680	68,574	104,033	—	194,287
Intangibles, net	—	5,004	23,430	—	28,434
Investments in subsidiaries	449,641	238,254	—	(687,895)	—
Deferred income taxes	21,579	—	13,096	—	34,675
Other assets, net	8,006	3,385	5,254	—	16,645
Total assets	$662,572	$470,667	$328,375	$(687,895)	$773,719

Liabilities and shareholders’
equity
Current liabilities:
Accounts and dividends
payable	$7,538	$7,363	$41,043	$—	$55,944
Accrued compensation	3,645	1,884	6,841	—	12,370
Accrued interest	12,692	—	8	—	12,700
Accrued income taxes
payable	(3,467)	5,556	5,204	—	7,293
Other current liabilities	14,621	5,911	20,273	—	40,805
Total current liabilities	35,029	20,714	73,369	—	129,112

Long-term obligations	300,385	274	418	—	301,077
Retirement benefits, less
current portion	20,395	—	6,193	—	26,588
Deferred income taxes	—	—	9,267	—	9,267
Other long-term liabilities	2,732	38	874	—	3,644
Total liabilities	358,541	21,026	90,121	—	469,688

Shareholders’ equity
Total shareholders' equity	304,031	449,641	238,254	(687,895)	304,031
Total liabilities and
shareholders' equity	$662,572	$470,667	$328,375	$(687,895)	$773,719

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows (used in)
provided by operating
activities	$36,730	$(42,775)	$37,237	$31,192

Investing activities:
Capital expenditures	(2,201)	(1,301)	(7,308)	(10,810)
Acquisition of business	-	(27,070)	(66,083)	(93,153)
Proceeds from disposition of
fixed assets and business	895	-	612	1,507
Net cash flows used in
Investing activities	(1,306)	(28,371)	(72,779)	(102,456)

Financing activities:
Net proceeds from
short-term borrowings	-	-	2,965	2,965
Repayments of long-term
borrowings	34	44	(263)	(185)
Issuance of treasury shares	33	-	-	33
Proceeds from exercise of
stock options	(71,195)	73,912	-	2,717
Dividends paid	(4,858)	-	-	(4,858)
Net cash flows provided by
(used in) financing activities	(75,986)	73,956	2,702	672

Effect of exchange rate
changes on cash and cash
equivalents	-	-	(6,930)	(6,930)

Net increase (decrease) in
cash and cash equivalents	(40,562)	2,810	(39,770)	(77,522)

Cash and cash equivalents at
beginning of period	69,512	688	67,629	137,829

Cash and cash equivalents at
end of period	$28,950	$3,498	$27,859	$60,307

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows (used in)
provided by operating
activities	$(17,419)	$31,137	$43,390	$57,108

Investing activities:
Capital expenditures	(2,267)	(945)	(2,721)	(5,933)
Proceeds from disposition of
fixed assets	1	2,211	509	2,721
Net cash flows (used in)
provided by investing
activities	(2,266)	1,266	(2,212)	(3,212)

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings	—	—	(533)	(533)
Proceeds from long-term
borrowings	25	—	—	25
Repayments of long-term
borrowings	43,836	(27,040)	(17,289)	(493)
Purchase of treasury shares	31	—	—	31
Proceeds from exercise of
stock options	285	—	—	285
Dividends paid	20,423	(5,288)	(17,558)	(2,423)
Net cash flows provided by
(used in) financing activities	64,600	(32,328)	(35,380)	(3,108)

Effect of exchange rate
changes on cash and cash
equivalents	—	—	(29)	(29)

Net increase (decrease) in
cash and cash equivalents	44,915	75	5,769	50,759

Cash and cash equivalents at
beginning of period	18,295	1,286	41,713	61,294

Cash and cash equivalents at
end of period	$63,210	$1,361	$47,482	$112,053

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(in thousand of dollars, except shares and per share amounts)

CONSOLIDATED OVERVIEW

Executive Overview

Our consolidated business consists of two business segments, Advanced Surface Finishing and Printing Solutions. The Advanced Surface Finishing (ASF) segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to create electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. The acquisition of Autotype further augments this segment by adding production of hard coated films for the membrane switch and touch screen markets. The Printing Solutions (MPS) segment supplies an extensive line of offset printing blankets, photo-polymer plates and digital printers for use in the commercial printing and packaging industries for image transfer. The acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing to the MPS segment. In both of our business segments, we continue to invest significant resources in research and development and intellectual properties such as patents, trademarks, copyrights and trade secrets as our business depends on these activities for our financial stability and future growth.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 57% of our net sales and identifiable assets for the nine-month period ended and as of September 30, 2005, are denominated in currencies other than the U.S. dollar, predominantly the Euro, British Pound Sterling, Hong Kong dollar and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities, and as such our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For the third quarter and first nine-months of 2005, net sales and net earnings were positively impacted by the effect of foreign currency translation resulting primarily from the Euro and the British Pound Sterling strengthening against the U.S. dollar, compared to exchange rates that were in effect for the third quarter and first nine-months of 2004. These currencies weakened against the U.S. dollar from the rates that were in effect at the end of 2004, which had a negative impact on net assets and liabilities.

We focus on growing revenues and the generation of cash from operations in order to build shareholder value. Specifically, we plan to improve top line sales growth over the longer term by focusing on:
•	utilizing our technical service and outstanding products to penetrate global markets for all products,
•	supporting working capital initiatives focused on maximizing cash flows during a period of continued economic uncertainty in our primary markets,
•	emphasizing efficiency improvements throughout the organization,
•	adding new products through internal research and development, relying heavily on our internal knowledge base,
•	strengthening the common identity of our products through a new branding initiative called "Yes We Can!", and
•	acquiring strategically sound companies or products.

Our competitors include many large multi-national chemical firms based in Europe, Asia, and the U.S. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

On June 14, 2005, we acquired all of the outstanding capital stock of Autotype International Ltd. and associated entities from Norcros (Holdings) Limited of the UK (“Autotype”). In the third quarter ended September 30, 2005, the purchase price was adjusted by approximately $339 to $97,031 (net payments of $92,432 adjusted for cash acquired) to reflect a recent revision to the estimated working capital adjustment included in the purchase payment on the date of the transaction closing. Net assets acquired, including goodwill, totaled $92,432. The net assets and results of operations are included in our financial statements since the acquisition date.

We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. Our profitability is also dependent on our ability to achieve product cost reductions, including cost reductions from our suppliers. We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating costs of our company. In the third quarter of 2005, we began to implement consolidation actions. These actions are the initial phase of a comprehensive restructuring strategy intended to (i) better align our manufacturing capacity with the changing needs of our customers, (ii) eliminate excess capacity and lower our operating costs, and (iii) streamline our organizational structure for improved long-term profitability. The restructuring actions will consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations, and census reductions. In connection with the restructuring actions, we incurred charges of $1,077 during the three-months ended September 30, 2005.

Our performance for the third quarter and first nine-months of 2005 reflects the results of our key opportunities, philosophies and risks, as outlined above. Specifically, we acquired Autotype to broaden our product offerings in both of our segments. We improved top line sales growth with this acquisition and due to favorable market conditions in some of our ASF segment markets and the introduction of new products by one of our MPS units. The addition of Autotype sales contributed to an increase in net income when compared to the three-months ended September 30, 2004. A change in the product mix along with higher manufacturing costs and lower volumes due to soft market conditions in some of our units resulted in a decreased gross profit percentage. Increases in research and development activities and the expenses from our new Autotype units increased our operating expense. Taken together, these activities resulted in a decrease in net income when compared to the nine-months ended 2004.

In the third quarter of 2005, we reassessed the useful lives of our Canning trademarks (acquired in 1998), valued at $16,233. The reassessment was performed as a result of a new Company-wide branding initiative that was adopted in early 2005. In connection with the new branding initiative, during the third quarter of 2005, we finalized plans to phase-out the Canning trademarks over the next 15 years. Pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”), we tested these trademarks for impairment by comparing the fair value of the trademarks to their carrying value and determined no impairment had occurred. As a result, we began amortizing the cost of these trademarks in September 2005, and recorded amortization charges of $90.

From a cash flow standpoint, we continue to maintain a high level of liquidity, with working capital of $215,477. Cash decreased $77,522 during the nine-months ended September 30, 2005, due primarily to the acquisition of Autotype on June 14, 2005. The cash used by investing activities was partially offset by cash generated from our operating activities.

 For further information regarding other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Forward-Looking Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

The following summary of results further explains the results of our operations during the three and nine-month periods ended September 30, 2005, and 2004, in addition to an analysis of our liquidity as of the end of the period.

Summary of the consolidated results for the quarter and nine-months ended September 30, 2005:

	Three months ended			Currency	Nine months ended			Currency
	September 30,			Adjusted	September 30,			Adjusted
	2005	2004	%Change	%Change*	2005	2004	%Change	%Change*
			Favorable (Unfavorable)				Favorable (Unfavorable)
Net sales	$193,260	$161,585	19.6%	17.4%	$541,788	$488,650	10.9%	8.4%
Cost of sales	109,978	85,210	(29.1%)	(26.5%)	300,827	256,675	(17.2%)	(14.4%)
Gross profit	83,282	76,375	9.0%	7.2%	240,961	231,975	3.9%	1.8%

Gross profit percentage	43.1%	47.3%	**	**	44.5%	47.5%	**	**

Operating expenses	59,148	50,629	(16.8%)	(13.7%)	168,768	152,769	(10.5%)	(7.5%)
						—
Operating profit	24,134	25,746	(6.3%)	(9.5%)	72,193	79,206	(8.9%)	(11.1%)

Interest income
(expense), net	(7,101)	(7,287)	2.6%	2.5%	(21,170)	(22,542)	6.1%	6.1%
Other income
(expense), net	799	92	**	**	207	531	**	**
	(6,302)	(7,195)			(20,963)	(22,011)

Earnings before
income taxes	17,832	18,551	(3.9%)	(8.5%)	51,230	57,195	(10.4%)	(13.5%)
Income taxes	(4,915)	(6,508)	24.5%	27.7%	(14,600)	(18,874)	22.6%	24.9%
Net earnings	$12,917	$12,043	7.3%	1.7%	$36,630	$38,321	(4.4%)	(8.0%)

Diluted earnings
per share	$.42	$.39	7.7%	2.6%	$1.19	$1.24	(4.0%)	(3.2%)

* Currency adjusted percent change is calculated based on a constant foreign exchange rate period-over-period. Management believes this more accurately reflects true fluctuation in the business without the effect of changing exchange rates.

** Not a meaningful statistic.

Summary of key segmented results for the quarter and nine-months ended September 30, 2005:

	Three months ended			Currency	Nine months ended			Currency
	September 30,			Adjusted	September 30,			Adjusted
	2005	2004	%Change	%Change*	2005	2004	%Change	%Change*
			Favorable (Unfavorable)				Favorable (Unfavorable)
Advanced Surface
Finishing
Total net sales	$111,003	$96,136	15.5%	13.1%	$313,476	$286,000	9.6%	6.8%
Operating profit	$16,925	$16,276	4.0%	(0.6%)	$47,764	$46,742	2.2%	(1.2%)
Operating profit
percentage	15.2%	16.9%	**	**	15.2%	16.3%	**	**

Printing Solutions
Total net sales	$82,257	$65,449	25.7%	23.8%	$228,312	$202,650	12.7%	10.7%
Operating profit	$7,209	$9,470	(23.9%)	(24.9%)	$24,429	$32,464	(24.7%)	(25.6%)
Operating profit
percentage	8.8%	14.5%	**	**	10.7%	16.0%	**	**

Consolidated Total
Total net sales	$193,260	$161,585	19.6%	17.4%	$541,788	$488,650	10.9%	8.4%
Operating profit	$24,134	$25,746	(6.3%)	(9.5%)	$72,193	$79,206	(8.9%)	(11.1%)
Operating profit
percentage	12.5%	15.9%	**	**	13.3%	16.2%	**	**

* Currency adjusted percent change is calculated based on a constant foreign exchange rate period-over-period. Management believes this more accurately reflects true fluctuation in the business without the effect of changing exchange rates.

** Not a meaningful statistic.

Net sales

During the three and nine-month periods ended September 30, 2005, our net sales grew by 19.6% and 10.9%, respectively, compared to the same periods in 2004. For the same periods on a currency-adjusted basis, net sales grew by 17.4% and 8.4%, respectively, increasing both in the ASF and MPS segments. Our ASF segment benefited from volume growth in both our electronics and offshore fluids groups. Our electronics group continued to see growth all through Asia due to favorable market conditions, this increase was partially offset by market weakness in Europe and the Americas. Our offshore fluids group has benefited this year from increased oil field development activities throughout the world. Our MPS segment benefited from growth in our digital printer group due to market acceptance of new product offerings. Partially offsetting this increase in our MPS business was a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to a continued soft markets, the timing of bulk sales, and the effects of changes in our distribution system wherein we beginning to sell directly to our customer in the U.S. Revenues from the Autotype acquisition added $10,703 and $11,528 to our ASF and MPS segments, respectively, in the three-months ended September 30, 2005 and $12,898 and $14,275 to our ASF and MPS segments, respectively, in the nine-months ended September 30, 2005.

Cost of sales and gross profit

Cost of sales during the three and nine-months ended September 30, 2005, increased $24,768 and $44,152, respectively, compared to the same periods in the prior year. Strengthening foreign currencies contributed approximately $1,745 and $6,361 to this increase for the three and nine-months, respectively. Excluding the effects of foreign currency, our cost of sales during the three and nine-months ended September 30, 2005, increased 26.5% and 14.4%, respectively, when compared to the same periods in the prior year. This increase was larger than our currency-adjusted sales increase of 17.4% and 8.4%, respectively, for the three and nine-months ended September 30, 2005. This resulted in a decrease in our gross profit percentage from 47.3% to 43.1% for the three-months ended September 30, 2005 compared to the same period in 2004, and a decrease from 47.5% to 44.5% for the nine-months ended September 30, 2005 compared to the same period in 2004.

Both of our ASF and MPS segments were principally affected by a lower inherent gross profit from our newly acquired Autotype group. Our ASF segment margin also decreased slightly in 2005 due to lower margins from product introductions to new customers, higher raw material costs and higher sales of lower margin non-proprietary equipment to the electronics industry. Our MPS segment margins were also lower in most groups and regions, with the exception of our digital printer group. The decrease in these MPS segment margins was a result of higher raw material costs a less favorable product mix and the de-leveraging of fixed overhead costs caused by lower volume. The newly acquired Autotype group contributed approximately $6,025 and $6,416 to our ASF and MPS segments, respectively, in the three-months ended September 30, 2005 and $7,221 and $7,974 to our ASF and MPS segments, respectively, in the nine-months ended September 30, 2005.

Operating expenses

Operating expenses for the three and nine-months ended September 30, 2005, increased 16.8% and 10.5%, respectively, when compared to the same periods in the prior year, or 13.7% and 7.5%, respectively, on a currency adjusted basis. Most of this increase, in both our ASF and MPS segments, resulted from our newly acquired Autotype group, which added operating expenses of $6,286 and $8,067, respectively, for the three and nine-month periods ended September 30, 2005. Additionally, there was increased spending on research and development in both of our ASF and MPS segments. Operating expenses were also higher in the three-months ended September 30, 2005, as a result of restructuring charges of $1,077, which are discussed below, and in Note 11 to our financial statements. Operating expenses were also higher for the nine-months ended September 30, 2005, due to higher stock option expenses, other employee costs, a charge of $2,500 taken to settle certain litigation, as described in Note 10 to our financial statements, and a $386 write-off of in-process research and development costs related to our Autotype acquisition.

As described in Note 11 to our financial statements, during the third quarter ended September 30, 2005, we began to implement certain restructuring actions, which consist of two facility consolidations and closures, and census reductions. Our plans were finalized to consolidate operations of our recently acquired Autotype facility in Schaumburg, IL with our existing Middletown, DE facility. The consolidation is expected to take place in the first quarter of 2006. We also finalized plans to consolidate operations of our facility in Evreux, France with our existing facility in Cernay, France, in December of this year. In connection with the restructuring actions of the Autotype facility in Schaumburg, IL, we recorded charges of $379 in the third quarter of 2005. These charges consisted of equipment relocation costs of $237 and personnel relocation costs of $142. In connection with the restructuring actions of the Evreux, France facility, we recorded charges of $698 in the third quarter of 2005. These charges consisted of equipment relocation costs of $190, employee termination benefits of $484, and other related costs of $24.

Operating profit

During the three and nine-months ended September 30, 2005, operating profit decreased approximately 6.3% and 8.9% respectively, when compared to the same periods in the prior year, or 9.5% and 11.1%, respectively, on a currency adjusted basis. As a percent of sales, operating profit for the three and nine-months ended September 30, 2005, was 12.5% to 13.3%, respectively, compared to 15.9% to 16.2% for the same periods in the prior year. Our operating profit decrease was the result of decreased gross profit percentages and higher operating expenses noted above. The overall impact from the Autotype acquisition was negligible.

Interest income (expense)

Interest (expense), net, decreased for the three and nine-months ended September 30, 2005, when compared to the same periods in the prior year. The decrease was due to higher interest income as a result of a higher average of cash and cash equivalents balance in the current year. This balance consists primarily of interest expense on our outstanding bonds and interest income on our cash and cash equivalents balance.

Other income (expense)

Other income (expense), net, was positively impacted for the three-months ended September 30, 2005, when compared to the same period in the prior year primarily as a result of dividend income received from a joint venture with a third party. Other income (expense), net, was negatively impacted for the nine-months ended September 30, 2005, when compared to the same period in the prior year primarily as a result of higher foreign exchange loss and less income from the mark-to-market of our interest rate hedge.

Income tax expense

In the third quarter of 2005, our tax rate was reduced from the 29% rate used in the six-months ended June 30, 2005 and from the 32% rate used in 2004, to a 28.5% rate for the nine-months ended September 30, 2005. The reduction in the tax rate from the six-months ended June 30, 2005 to the nine-months ended September 30, 2005 was a result of additional tax benefits relating to 2004, which became known when the company filed its 2004 tax return on September 15, 2005. The reduction in the tax rate from 32% in 2004 to 28.5% for the nine-months ended September 30, 2005, was comprised of 0.5% from the difference between the expected and actual 2004 tax as mentioned above, a 1.2% reduction due to the expectation that less cash will be repatriated to the United States from foreign tax jurisdictions that have a lower tax rate in 2005 than was repatriated in 2004, and various other items which increased the 2004 tax rate that are individually insignificant. In 2004, a significant amount of low-tax foreign earnings were repatriated to the United States in order to utilize foreign tax credits.

Net earnings

Net earnings during the three-months ended September 30, 2005, increased by approximately $874 (or 7.3%), compared to the same period in 2004. As discussed above, the fluctuation was due primarily to a lower effective tax rate, higher revenues, and higher interest income, offset by a lower gross profit percentage, and higher operating expenses. Net earnings during the nine-months ended September 30, 2005, decreased by approximately $1,691 (or 4.4%), compared to the same period in 2004. As discussed above, the fluctuation was due primarily to a lower gross profit percentage, higher operating expenses, a one-time charge to settle certain litigation (as described in Note 10 to our financial statements), and the negative impact from other income (expense), which were partially offset by higher revenues, interest income, higher other income and a lower effective tax rate.

Diluted earnings per share

Diluted earnings per share during the three and nine-months ended September 30, 2005, increased 7.7% and decreased 4%, respectively, compared to the same periods in 2004, for the same reasons described above for net income.

Other comprehensive income

Other comprehensive income decreased by $3,055 and $19,582, respectively, for the three and nine-months ended September 30, 2005, compared to the same periods in the previous year. This decrease is a result of the changes in net earnings described above and a negative impact on the foreign currency translation adjustment recognized during the current periods. We hold assets that are denominated in currencies that have weakened against the U.S. dollar in the first nine-months of 2005. These currencies were primarily the Euro, Great British Pound and Japanese Yen. In the third quarter of 2004, these currencies were mixed against the U.S. dollar which resulted in a small negative impact from currency translation.

LIQUIDITY AND CAPITAL RESOURCES

The table below summarizes our cash flows for the nine-months ended September 30, 2005, and 2004:

	2005	2004	Variance
Cash provided by (used in):
Operating activities	$31,192	$57,108	$(25,916)
Investing activities	(102,456)	(3,212)	(99,244)
Financing activities	672	(3,108)	3,780
Effect of exchange rate changes on cash	(6,930)	(29)	(6,901)
Net change in cash	$(77,522)	$50,759	$(128,281)

Cash flow from operating activities declined during the nine-months ended September 30, 2005, compared to the same period in 2004 primarily as a result of lower income, and changes in our inventory, and accounts receivable. Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales.

Net cash used in investing activities increased significantly during the nine-months ended September 30, 2005, compared to the same period in 2004. We spent $93,153 in cash for the acquisitions described in Note 2 to our financial statements. Capital spending also increased in 2005, due primarily to a new plant in China for our ASF segment that was completed in late June 2005.

Net cash provided by financing activities increased by $3,780 in the nine-months ended September 30, 2005, when compared to the same nine-months last year. The change was due principally to increased net short-term borrowings, which were used to fund working capital requirements in Europe as a result of the cash used for the Autotype acquisition in that region. The increase in cash provided by financing activities was offset partially by the timing of our quarterly dividend payments. Dividends paid as of the nine-months ended September 30, 2004 does not include the fourth quarter 2003 dividend payment, because it was funded in December 2003. Dividends paid as of the nine-months ended September 30, 2005 includes the fourth quarter 2004 dividend payment, which was funded in January 2005. In the first three quarters of 2005, we declared dividends of $0.06 per share which was an increase from the $0.04 per share that was declared in each quarter of 2004.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At September 30, 2005, the outstanding authorization to purchase approximately 6 million shares would cost approximately $157,560.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. We currently have $60,307 in cash and cash equivalents and working capital of $215,477. Excluding our non-monetary items, which are prepaid expenses, inventory, and deferred taxes, our working capital is $87,548. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and foreign currencies, of up to $50,000. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. We have other uncommitted credit facilities which presently total approximately $46,500.

Future estimated contractual cash commitments for the years subsequent to September 30, 2005, are summarized in the following table:

		Less than	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$301,787	$—	$287	$—	$301,500
Semi-annual bond interest	178,828	27,512	55,024	55,024	41,268
Capital leases	767	81	412	196	78
Operating leases	92,434	9,460	14,963	11,041	56,970
Pension funding requirements	29,432	5,992	11,720	11,720	—
Purchase obligations and other	3,697	3,658	26	13	—
Total contractual cash
commitments	$606,945	46,703	82,432	77,994	399,816

The following table reflects our ability to fund both our required obligations and our shareholder growth initiatives for fiscal 2005:

Cash and cash equivalents as of September 30, 2005	$60,307
Other net current monetary assets and liabilities as of September 30, 2005	27,241
87,548

Available borrowings under revolving loan facility	50,000
Availability under other uncommitted credit facilities	46,500
Total cash available and potentially available	184,048

Contractual cash commitments due in next year	46,703
Expected capital expenditures for the year	4,190
Expected dividend payments in the next year	7,264
Excess of cash available and potentially available over
requirements	$125,891

CRITICAL ACCOUNTING ESTIMATES

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

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) finalized Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FAS 109-1”), and Staff Position No. FAS 109-2, Accounting and Disclosure for the Foreign Earnings Provision within the American Jobs Creation Act of 2004 (“FAS 109-2”), in December 2004. The American Jobs Creation Act of 2004 (“the Act”) provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in a 5.25% Federal tax rate on qualifying earnings repatriated under the Act. The Act will not have an impact on our fiscal year 2005 income tax expense.

In November 2004, the FASB issued Statement No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (“FAS 151”). This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

In December 2004, the FASB issued a revision (“the revision”) of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“FAS 123R”) which also supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revision establishes standards for the accounting treatment of transactions in which an entity exchanges its equity instruments for goods or services, as well as certain transactions in which the entity may settle based on the fair value or exchange of the entity's equity instruments. In addition to providing additional guidance on how to measure and report fair value of these equity instruments, the pronouncement also gives guidance on option expense, related tax benefits, and cash flow treatment, among other things. In April 2005, the Securities and Exchange Commission postponed the effective date of FAS 123R until the fiscal year beginning after June 15, 2005 (our first quarter of 2006). We are assessing the impact that the revision will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143 (“FAS 143”). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial statements.

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

The words “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“may,”“plan,”“predict,”“project,”“will” and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: acquisitions and dispositions, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, inflation, significant litigation, changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report.

All forward-looking statements should be considered in light of these factors. We undertake no obligation to update forward-looking statements or risk factors to reflect new information, future events or otherwise.

ITEM 3:

Quantitative and Qualitative Disclosures
About Market Risk

We are exposed to market risk in the normal course of business activity due to our operations in different foreign currencies and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign-currency-denominated assets and liabilities in order to minimize our exposure to foreign exchange fluctuations. We have not historically actively hedged any of our foreign currency risk; however, we acquired the following unexpired fair value hedges as part of the Autotype acquisition in June 2005. We have no plans to re-new the Autotype hedging program when these options expire.

•	Option to purchase 300 British pounds for 1,660 Denmark krona which expires in December 2005
•	Option to purchase 300 British pounds for 1,669 Denmark krona which expires in March 2006

The total fair value of the above options is approximately $35 as of September 30, 2005. Gains and losses related to these options for the three and nine-months ended September 30, 2005 were negligible and were included in Other Income (Expense).

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 57% of our net sales and total assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, and the Hong Kong Dollar. For the nine-month period ending September 30, 2005 foreign currency translation had a slightly negative effect on diluted earnings per share. The impact of exchange rate changes on operating cash flows has historically been comparable to the impact on earnings.

Our business operations consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 43% of our business is concentrated in the printing business, used for a wide variety of applications, while 57% of our business is concentrated on customers supplying a wide variety of chemicals to manufacturers of automotive, other industrial, electronics and offshore applications. As is usual for these businesses, we generally do not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. Management believes that reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

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

ITEM 4:
Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1 : Legal Proceedings

Refer to the notes to the consolidated financial statements, Contingencies and Legal Matters, Note 10.

ITEM 2 : Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 : Defaults Upon Senior Securities

None.

ITEM 4 : Submission of Matters to a Vote of Security Holders

None during the fiscal quarter ended September 30, 2005. Refer to our second quarter Form 10-Q, dated June 30, 2005, for matters submitted to a vote of security holders during our second fiscal quarter.

ITEM 5 : Other Information

None.

ITEM 6(a) : Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) and Rule15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) and Rule15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MacDermid, Incorporated
                                        (Registrant)

Date: November 9, 2005                        /s/ Daniel H. Leever

                                        Daniel H. Leever
                                       Chairman and
                        Chief Executive Officer

Date: November 9, 2005                      /s/ Gregory M. Bolingbroke

                                    Gregory M. Bolingbroke
                                      Senior Vice President, Finance

EXHIBIT 31.1

CERTIFICATIONS

I, Daniel H. Leever, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MacDermid, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2005                      /s/ Daniel H. Leever

                                    Name: Daniel H. Leever
                                    Title: Chairman and
                                    Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Gregory M. Bolingbroke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MacDermid, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2005                      / s / Gregory M. Bolingbroke

                              Name: Gregory M. Bolingbroke
                                    Title: Senior Vice President, Finance

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MacDermid, Incorporated (“the Corporation”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chairman and Chief Executive Officer and the Senior Vice President, Finance, of the Corporation, respectively, each hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or
15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2005                          /s/ Daniel H. Leever

                                        Daniel H. Leever
                                          Chairman and
                                         Chief Executive Officer

Date: November 9, 2005                      /s/ Gregory M. Bolingbroke

                                         Gregory M. Bolingbroke
                                    Senior Vice President, Finance

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Corporation and will be retained by the Corporation and furnished to the Securities and Exchange Commission or its staff upon request.