Form 10-K
MACDERMID INC
filed 2006-03-13
CIK 61138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2005
OR

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the
      transition period from __________ to  __________

Commission File Number  1-13889

MacDermid, Incorporated
(Exact name of registrant as specified in charter)

Connecticut	06-0435750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Blake Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 479-3060

Securities registered pursuant to section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock without Par Value	New York Stock Exchange, Inc.
9.125% Senior Subordinated Notes due 2011	New York Stock Exchange, Inc

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer  X  Accelerated filer    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes   No X

The aggregate market value of voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2005, was $945,967,299, based upon the last sales price reported for such date on the New York Stock Exchange.

The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2006, was 30,748,091 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s 2005 Annual Report to Shareholders are incorporated herein by reference into Parts I and II hereof and filed as Exhibit 13 to this Report. The definitive proxy statement to be filed and mailed to the Corporation’s stockholders on or before 30 days prior to the Corporation’s annual meeting scheduled for May 2, 2006, is incorporated herein be reference into Part III hereof.

MACDERMID, INCORPORATED
2005 FORM 10-K ANNUAL REPORT

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (“report”) and documents incorporated by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We caution investors not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors, including the risk factors described in Item 1A of this report, are among those that may cause actual results to differ materially from the forward-looking statements:

•	general economic, business and industry conditions in the markets in which we operate;
•	general political conditions, including tax rates or policies and inflation rates;
•	industry and market changes, including the impact of consolidations and changes in competition;
•	risks associated with conducting business in foreign countries, including foreign currency fluctuations;
•	changes in current advertising, promotional and pricing levels;
•	changes in sales mix and difficulty of forecasting sales at various times in various markets;
•	the impact of acquisitions and dispositions;
•	changes in or compliance with laws and regulations, particularly those relating to taxation and protection of the environment;
•	significant litigation adverse to the company, including product liability claims;
•	disruptions of established supply channels, including channel conflicts or the financial weakening of our channel partners;
•	degree of acceptance of new products;
•	our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.

PART I
ITEM 1: BUSINESS

Our company was established in Waterbury, Connecticut in 1922. We research, develop, acquire, manufacture, market and service a broad line of specialty chemicals for the metal and plastic finishing, electronics, graphic arts and offshore oil industries. Our products, which are used worldwide, are supplied to the metal and plastic finishing markets for automotive and other industrial applications, markets within the electronics industry to create electrical patterns on circuit boards, the offshore oil and gas markets as lubricants and cleaning agents for oil drilling and exploration and also to the commercial printing, newspaper and packaging industries for image transfer using offset or flexographic printing applications, photopolymer plates and digital printers.

Our principal executive offices are located at 1401 Blake Street, Denver, Colorado. Our telephone number is (720) 479-3060.

Our common shares have traded on the New York Stock Exchange under the symbol “MRD” since 1998. Prior to that, and since 1966, our common shares were traded on the NASDAQ stock exchange.

MacDermid Segment and Product Information

Segment Information
We provide our products to our customers via two distinct business segments, Advanced Surface Finishing, and Printing Solutions.

The Advanced Surface Finishing (“ASF”) segment produces and sells proprietary chemical compounds that are primarily used for automotive, industrial, electronics and offshore drilling applications. In automotive and other industrial applications, our products are used for cleaning, activating, polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing, stripping and coating, filtering, anti-tarnishing and rust inhibiting for metal and plastic surfaces. In electronics applications, our products are used to etch copper and create electrical patterns on circuit boards. We also produce hard-coated films for the membrane switch and touch screen markets. In offshore oil and gas exploration, our chemicals and fluids are used in hydraulic systems as lubricants and corrosion inhibitors to assist in drilling and production operations. Chemicals, supplies and equipment manufactured by others and resold by us consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters. We also offer a line of horizontal processing equipment primarily for the production of printed circuit boards and chemical machining applications used in conjunction with certain of our chemical products.

The Printing Solutions (“MPS”) segment offers a complete line of offset printing blankets and photo-polymer plates that are used by commercial printing and packaging industries. These products allow for both image transfer in flexographic applications and in offset printing applications. Our products are used to improve print quality and productivity for commercial printing. We also manufacture and market a line of wide-format digital printers with color graphics and other features, as well as high quality stencil materials and digital pre-press products for screen printing.

A summary of our net revenue, earnings from operations and assets for our segments is found in the Notes to Consolidated Financial Statements within our 2005 Annual Report to Shareholders, which is incorporated by reference as Exhibit 13 to this Form 10-K. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Product Information
We have two classes of principal products: (a) proprietary products, which are predominantly the result of our own and acquired research and development, include chemical compounds, printing plates and blankets; and (b) resale non-proprietary chemicals and supplies.

Manufacturing

We use in excess of 1,100 chemicals as raw materials in the manufacture of our proprietary products. During fiscal year 2005, there were no significant difficulties in obtaining raw materials essential to our business.We operate manufacturing facilities in the United States, Spain, United Kingdom, Italy, France, Taiwan, China, Australia, and Denmark. We also own and operate 5 manufacturing facilities and maintain chemical inventories at more than 12 leased or rented distribution points within the United States.

To meet the rapid delivery requirements of our customers, it is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which we operate. This impacts working capital requirements by requiring a considerable investment in inventories to meet this demand. Since products are taken from inventory stock to ship against current orders, there is no backlog of orders for our proprietary chemical products. Customer payment terms, which vary by country, are generally in accord with local industry practice.

Sales, Marketing and Distribution

The following table sets forth the classes of our products and the respective percentage of total consolidated revenue for fiscal years 2005, 2004, and 2003:

Class of Products	Fiscal Year 2005		Fiscal Year 2004		Fiscal Year 2003
	(in thousands)
Proprietary chemicals	699,867	95%	619,135	94%	581,744	94%
Resale chemicals and supplies	25,076	3%	26,374	4%	19,523	3%
Equipment and other	13,100	2%	15,276	2%	18,619	3%

Proprietary sales are generated from manufactured chemical compounds produced from our own research and development laboratories and manufacturing facilities. In many cases, these products are protected with patents or trademarks. Proprietary products have higher gross margins than non-proprietary products, and are viewed by management as more critical to our overall performance.

Methods for selling and marketing our proprietary products vary slightly by geographic region. In total, we generate business through the efforts of sales and service personnel and regional distributors and manufacturing representatives. In the Americas, more than 350 sales and service personnel market our entire line of proprietary products. In certain areas of the United States, distributors and manufacturing representatives also sell and service many of our products. We market certain of our products through wholly-owned subsidiaries in Canada, Mexico and Brazil. In Europe, more than 370 sales and service representatives, who are employed by our wholly-owned subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Belgium, Sweden and Denmark, market our proprietary products. In the Asia-Pacific region, our local subsidiaries employ more than 350 sales and service representatives to market our proprietary products through either wholly owned subsidiaries or branches in Australia, Japan, Korea, New Zealand, Singapore, Hong Kong, Taiwan, and mainland China. In addition to the countries where we have wholly-owned subsidiaries, some of our proprietary chemicals are sold in other countries throughout South America, Europe and Asia through distributors. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.

Revenue from product sales, including freight charged to customers, is recorded upon shipment to the customer if the collection of the resulting receivable is probable. Our stated shipping terms are customarily FOB shipping point and do not include customer inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied. If circumstances arise where title has not passed, or revenue is not earned, we defer revenue recognition in accordance with criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

There is no material portion of our business that is subject to seasonality. Likewise, there is no major portion of our business, or business segments, dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on our business.

Research and Development

Research in connection with proprietary products is performed principally in the United States, Great Britain, Spain, France, and Japan. We spent approximately $27.2 million during fiscal year 2005, $21.9 million during fiscal year 2004, and $20 million during fiscal year 2003 on research and development activities. Substantially all research and development activities were performed internally.

Intellectual Property

We own approximately 328 non-expired U.S. Patents. Some of the foregoing patents are also patented in foreign countries. We also own 633 non-expired foreign patents. The patents we own are important to our business and have varying remaining lives. Although certain of these patents are increasingly more important to our business, we believe that our ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of our customers is equally, if not, more important. In addition, we have many proprietary products which are not covered by patents and which make a large contribution to our total sales. Further, we own a number of domestic and foreign trade names and trademarks which we consider to be of value in identifying MacDermid and our products. We do not hold nor have we granted any franchises or concessions.

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

Competitive Environment

We provide a broad line of proprietary chemical compounds and supporting services. We have many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as does MacDermid, but most operate locally or regionally. To the best of our knowledge, no single competitor competes with all our proprietary products. We maintain extensive support, technical and testing services for our customers, and are continuously developing new products. We believe that our combined abilities to manufacture, sell, service and develop new products and applications, enable us to compete successfully both locally and worldwide.

Employees

We employ people in more than 15 countries. We had approximately 2,800 employees as of December 31, 2005, with approximately 1,600 working in our ASF segment, and 1,200 working in our MPS segment.

Financial Information by Geographic Area

Approximately 57% of our sales and net assets are outside the United States. See our Annual Report to Shareholders, incorporated by reference to this Form 10-K and attached as Exhibit 13, for discussion of our sales, long-lived assets and other geographical information as it relates to our country of domicile and our foreign operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.macdermid.com/, as soon as reasonably practicable after MacDermid electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. MacDermid’s Corporate Governance Guidelines and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) also are available at the same location on our website. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports are available free of charge by writing to MacDermid Annual Reports, 1401 Blake Street, Denver, Colorado, 80202.

We have for several years maintained a code of ethics (formally named the MacDermid, Inc. Ethics Policy and Corporate Compliance Manual) ("the Code") applicable to our Board of Directors, principal executive officer, and principal accounting officer, as well as all our other employees. The code of ethics is filed by reference with this report as Exhibit 14. A copy of the Code may be found on our website at http://www.macdermid.com, under the Corporate Governance section. Shareholders may also obtain manual copies of the Code by submitting a written request to John Cordani, Corporate Secretary, 245 Freight Street, Waterbury, CT. 06702-0671.

ITEM 1A. RISK FACTORS

The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business operations. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods because of the following factors, as well as other variables affecting our operating results.

The competitive pressures we face could harm our sales and gross profit.

We encounter competition from numerous and varied competitors in all areas of our business, and our competitors may target our key market segments. We compete primarily on the basis of quality, technology, performance, price, reliability, brand, reputation, distribution, range of products and services, and service and support. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, financial results and prospects could be harmed. Unlike many of our competitors, we have a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects. Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry. Finally, industry consolidation may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

Prolonged downturns of our customers' industries and general economic uncertainty could adversely affect our sales and operating profit.

Our sales and operating profit depend significantly on general economic conditions and the demand for our specialty chemical products and services in the markets in which we compete. Economic weakness and constrained spending, as well as diminishing markets in many of our customers’ industries, has previously resulted, and may result in the future, in decreased sales, gross margin, earnings or growth rates and problems with our ability to collect customer receivables. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, and increases in pension and post-retirement benefit expenses. Economic downturns have resulted, and could result in the future, in restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in chemical products spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price.

Our indebtedness could adversely affect our financial health, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.

At December 31, 2005, we had approximately $302 million of total debt, as compared to shareholders' equity of approximately $332 million. In addition, as of December 31, 2005, we had approximately $50 million of availability under our senior credit facility.

Our indebtedness could have important consequences to you. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because certain of our borrowings may be at variable rates of interest, which, if interest rates increase, could result in higher interest expense;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

Failing to comply with our debt covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Additionally, the operating and financial restrictions and covenants in our debt instruments, such as the credit agreement relating to our senior credit facility and the indenture governing our notes, may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

Our revenue, gross margin and profit vary among our products and services, and customer groups and markets, and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, our Advanced Surface Finishing segment in our Asia-Pacific region business has recently contributed significantly to our gross margin and profitability, while markets for our Printing Solutions segment in our European region have softened. Competition and other risks affecting these markets therefore may have a significant impact on our overall gross margin and profitability. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Business acquisitions, including the June 2005 acquisition of Autotype International Ltd. and associated entities, also affect overall gross margins and profitability, and therefore may be of limited relevance in evaluating the historical financial performance of our combined company or predicting our future operating results.

We face competition from other chemical companies, which could adversely affect our revenues and financial condition.

Most of our product lines compete against product lines from two or more of our competitors. As a result, these competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. We expect our competitors to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our products. If we do not compete successfully, our business, financial condition and results of operations could be adversely affected.

Changes in our customers' products can reduce the demand for our specialty chemicals.

Our specialty chemicals are used for a broad range of applications by our customers. Changes, including technological changes, in our customers' products or processes may make our specialty chemicals unnecessary, which would reduce the demand for those chemicals. We have had, and may continue to have, customers that may find alternative materials or processes that no longer require our products.

Our profitability could be reduced by declines in the average selling prices in the specialty chemicals industry.

Decreases in the average selling prices of some of our products may have a material adverse effect on our profitability. Our ability to maintain or increase our profitability will continue to be dependent, in large part, upon our ability to offset decreases in average selling prices by improving production efficiency or by shifting to higher margin chemical products. If we are unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

Environmental and health and safety liabilities and requirements could require us to incur material costs.

As manufacturers and distributors of specialty chemicals and systems, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing:

•	discharges of pollutants into the air and water;
•	the management and disposal of hazardous substances and wastes; and
•	the cleanup of contaminated properties.

We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. We could incur significant additional costs, including cleanup costs, fines and sanctions and third-party claims, as a result of past or future violations of or liabilities under environmental laws.

The nature of our operations and products, including raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental cleanup and other matters, including those in connection with the disposal of hazardous materials. Some of our manufacturing facilities have an extended history of chemical processes or other industrial activities, and contaminants have been detected at some of our sites, including contamination resulting from historical activities at certain sites acquired in the December 1998 acquisition of W. Canning plc. We also have been named as a potentially responsible party at two Superfund sites. Although we do not anticipate that we will be materially affected by environmental remediation costs, or any related claims, at any contaminated or Superfund sites, the discovery of additional contaminants at these or other sites or the imposition of additional cleanup obligations could result in significant additional costs. The ultimate costs and timing of environmental liabilities also are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis, meaning that one liable party could be held responsible for all costs at a site, regardless of fault or the legality of the original disposal.

In addition, future events, such as changes in or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations and/or install pollution control equipment.

Our substantial international operations subject us to risks not faced by domestic competitors, including unfavorable political, regulatory, labor, tax and economic conditions in other countries that could adversely affect our business, financial condition and results of operations.

Approximately 59% of our total sales for the year ended December 31, 2005 were derived from sales in foreign markets. We expect sales from international markets to represent an increasing portion of our total sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
•	foreign customers may have longer payment cycles;
•
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	U.S. export licenses may be difficult to obtain;
•	intellectual property rights may be more difficult to enforce in foreign countries;

•
fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;
•
our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to export duties and quotas;
•	compliance with a variety of foreign laws and regulations may be difficult; and
•	overlap of different tax structures may subject us to additional taxes.

Our business in emerging markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies which will be effective in each location where we do business. Furthermore, we cannot be sure that any of the foregoing factors will not have a material adverse effect on our business, financial condition and results of operations.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.

The financial condition and results of operations of each foreign operating subsidiary are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For the year ended December 31, 2005, approximately 57% of our net sales and identifiable assets were denominated in currencies other than the U.S. Dollar. These foreign currencies included predominantly the Euro, British Pound Sterling, the Hong Kong Dollar and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. Significant changes in the value of the Euro, Japanese Yen, Hong Kong Dollar or the British Pound Sterling relative to the U.S. Dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on any Euro-, Japanese Yen-, Hong Kong Dollar- and British Pound Sterling-denominated debt outstanding, including borrowings under our senior credit facility, and U.S. Dollar-denominated debt, including our notes and borrowings under our senior credit facility. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Given the volatility of exchange rates, we cannot give no assurance that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our financial condition or results of operations.

Unfavorable economic conditions outside of the United States could materially and adversely affect our financial performance.

For the year ended December 31, 2005, sales abroad accounted for approximately 59% of total sales. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, specifically China, Japan and Korea, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control. The demand for our products is directly affected by such fluctuations. We cannot assure you that events having an adverse effect on the specialty chemicals industry will not occur or continue, such as a downturn in the Western European, Asian or world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the construction or electronics manufacturing industries.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products and adversely affect our results of operations.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations.

We rely on patents and confidentiality agreements to protect our intellectual property. Our future performance and growth could be adversely affected if we fail to protect our intellectual property rights.

Protection of our proprietary processes, methods and compounds and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure you that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure you that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some foreign countries.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets or proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have an adverse effect on our business, financial condition or results of operations.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, which could result in our Company incurring unanticipated expenses and losses.

We have made acquisitions of businesses in the past and may do so from time to time in the future. The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions.

In connection with potential future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with future acquisitions include:
•	unexpected losses of key employees or customers of the acquired company;
•	conforming the acquired company's standards, processes, procedures and controls with our operations;
•	coordinating new product and process development;
•	hiring additional management and other critical personnel;
•	negotiating with labor unions; and
•	increasing the scope, geographic diversity and complexity of our operations.

 In addition, we may encounter unforeseen obstacles or costs in the integration of other businesses we may acquire. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business, financial condition or results of operations.
Increases in costs or reductions in supplies of specialty and commodity chemicals we use in our manufacturing process could materially and adversely affect our operating results.

We use a variety of specialty and commodity chemicals in our manufacturing processes. Our manufacturing operations depend upon obtaining adequate supplies of these raw materials on a timely basis. These raw materials are generally available from numerous independent suppliers. We typically purchase our major raw materials on a contract or as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, some of the raw materials that we use are derived from petrochemical-based feedstocks. There have been historical periods of rapid and significant movements in the prices of these feedstocks, both upward and downward. We selectively pass changes in the prices of raw materials to our customers from time to time. We cannot always do so, however, and any limitation on our ability to pass through any price increases could have an adverse effect on our business, financial condition or results of operations.

Any change in the supply of, or price for, these raw materials could materially affect our operating results.

Our production facilities are subject to operating hazards, the occurrence of which could have an adverse effect on our business, financial condition or results of operations.

We are dependent on the continued operation of our production facilities. These production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and gases, storage tank leaks and remediation complications.

These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination and other environmental damage and could have an adverse effect on our business, financial condition or results of operations.

Our restructuring initiatives may not result sufficient cost savings to justify their expense.

We have undertaken and may continue to undertake productivity initiatives, including organizational restructurings, to improve performance and generate cost savings. In the third quarter of fiscal year 2005, we implemented certain consolidation actions, which consisted primarily of facility consolidations and closures, including the movement of certain manufacturing operations, and employee terminations at both our Schaumburg, Illinois facility, and our Evreux, France facility. We can make no assurances that these restructuring initiatives will be completed or beneficial to us. Also, we cannot assure you that any estimated cost savings from such activities will be realized.

We are subject to litigation that could have an adverse effect upon our business, financial condition, results of operations or reputation.

We are a defendant in numerous lawsuits that result from, and are incidental to, the conduct of our business. These suits concern issues including product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters could have an adverse effect upon our business, financial condition, results of operations or reputation.

Compliance with government regulations, or penalties for non-compliance, could prevent or increase the cost of the development, distribution and sale of our products.

We are subject to regulation by many U.S. and non-U.S. supranational, national, federal, state and local governmental authorities. In some circumstances, before we may sell some of our products these authorities must approve these products, our manufacturing processes and facilities. We are also subject to ongoing reviews of our products and manufacturing processes.

In order to obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. There can be no assurance that approvals will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products.

New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, any of which could have an adverse effect on our business, financial condition or results of operations.

Our credit rating is subject to change.

Our credit is rated by credit rating agencies. Our company is rated BB+ by Standard and Poor’s Rating Service, which is considered “stable”. Our issue ratings on our 9 1/8% Senior Subordinated Notes are BB- by Standard and Poor’s Rating Service, and Ba3 by Moody’s Investor Service, both of which are considered “non-investment grade” debt. If in the future our credit rating is downgraded, such a downgrade may increase our cost of capital if we borrow under our revolving credit facilities.

Additionally, a downgrade of our credit rating with one or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

We are exposed to intangible asset risk.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in timely manner.

Our management, including our CEO and principal financial officer, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with US GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

We may be adversely affected if we lose the services of Daniel H. Leever or any other member of our senior management team.

We are dependent on the services of Daniel H. Leever, our Chairman and Chief Executive Officer, and other members of our senior management team to remain competitive in our industry. The loss of Daniel H. Leever or any other member of our senior management team could have an adverse effect on us, depending on our ability to locate a suitable replacement either within or from outside MacDermid, in a timely and cost-effective manner.

The interests of our principal shareholders may conflict with your interests, and they could act in a manner detrimental to you.

As of December 31, 2005, our directors, officers, and retirement plans held approximately 20.9% of the shares of our common stock either directly or beneficially. By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors and amendment of our charter and bylaws. We cannot assure you that such persons will not exercise their influence over us in a manner detrimental to your interests.

Substantial sales of our common stock could cause our stock price to decline.

If our existing shareholders, including the selling stockholders, sell a large number of shares of our common stock in the market or if the public market perceives that such a sale might occur, the market price for our common stock could decline significantly.

Our stock price has been, and may continue to be, volatile, which could result in losses for investors purchasing shares of our common stock. Investors may not be able to resell their shares at or above their purchase price.

The trading price for our common stock has been, and may continue to be, volatile. The stock market in general and the market for companies with significant sales to customers in cyclical industries, such as the electronics and automotive industries, have experienced volatility. Many factors contribute to this volatility, including, but not limited to:

•	variations in our results of operations,
•	perceptions about market conditions in the industries we serve, and
•	general market conditions.

This volatility may have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market could experience extreme price and volume fluctuations unrelated to operating performance.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Some areas, including parts of the East Coast and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters, for which we are predominantly self-insured.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We believe that our production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies, but they generally have sufficient capacity to meet our near-term growth expectations. The following table lists our principal facilities by segment and gives a brief description of the activities performed at each facility:

Location	Principal Use	Ownership status
Corporate & other support functions
Denver, Colorado	Executive offices	Owned
Waterbury, Connecticut	ASF and MPS segment administration offices, marketing offices, corporate service, customer support and research laboratories	Owned

Advanced Surface Finishing
Middletown, Delaware	Factory, warehouse and offices	Owned
Schaumburg, Illinois	Warehouse and offices	Leased
Ferndale, Michigan	Factory, warehouse and offices	Owned
New Hudson, Michigan	Laboratories and offices	Owned
Pasadena, Texas	Factory, warehouse and offices	Owned
Hsin Chu, Taiwan	Factory, warehouse, laboratories and offices	Owned
Panyu, China	Factory, warehouse, laboratories and offices	Owned
Suzhou, China	Factory, laboratories and offices	Owned
Yokohama, Japan	Laboratories and offices	Leased
Birmingham, United Kingdom	Factory, warehouse, laboratories and offices	Owned
Wigan, United Kingdom	Factory, warehouse and offices	Owned
Novara, Italy	Factory, warehouse, laboratory and offices	Owned
Eitten-Leur, Netherlands	Warehouse and offices	Leased
Barcelona, Spain	Factory, warehouse, laboratory and offices	Owned

Printing Solutions
Morristown, Tennessee	Factory, warehouse, laboratory and offices	Owned
Atlanta, Georgia	Offices and laboratories	Owned
San Marcos, California	Factory, warehouse, laboratory and offices	Owned
Eden Prairie, Minnesota	Factory, warehouse, laboratories and offices	Leased
Kvistgaard, Denmark	Factory, warehouse, laboratories and offices	Leased
Cernay, France	Factory, warehouse, laboratories and offices	Owned
Mirambeau, France	Factory and offices	Owned
Steinbach, France	Factory, warehouses, and offices	Owned
Campbellfield, Victoria, Australia	Factory, warehouse and offices	Leased
Hoofddorp, The Netherlands	Factory and warehouse	Leased
Pioltello, Italy	Warehouse and offices	Leased
Wantage, United Kingdom	Factory, warehouse, laboratory and offices	Leased

We also own property in Franklin Park and Waukeegan, Illinois; Adams, Massachusetts; and Vernon and Waterbury, Connecticut. These properties are vacant and could be used for manufacturing should the need arise, or could be leased or sold should an opportunity arise.

All owned and leased facilities are in good condition and are of adequate size for their present business volume.

ITEM 3: LEGAL PROCEEDINGS

Information with respect to environmental issues and legal proceedings may be found in Note 14 of the Notes to the Consolidated Financial Statements, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2005 Annual Report to Shareholders, which is included as Exhibit 13 to this Form 10-K and incorporated by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of MacDermid's security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with respect to the market for our common stock, dividends paid and other related information is contained in its 2005 Annual Report to Shareholders included as Exhibit 13 to this form 10-K and incorporated by reference.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data (Five Year Summary) is contained in our 2005 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations is contained in our 2005 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of business activity due to our operations in different foreign currencies and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. Management continually reviews the balance between foreign-currency-denominated assets and liabilities in order to minimize our exposure to foreign exchange fluctuations. We have not historically actively hedged any of our foreign currency risk. The Company does not enter into derivative instrument contracts for the purposes of speculation or trading. From time to time, when significant foreign currency exposure is identified in one our subsidiaries, intercompany lending facilities may be utilized to reduce foreign currency exposure. The impact of these transactions has historically been, and is expected to continue to be, immaterial.

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 57% of our net sales and total assets are denominated in currencies other than the U.S. Dollar, predominantly the Euro, the Pound Sterling, the Yen, and the Hong Kong Dollar. For the year ended December 31, 2005, there was a slightly positive foreign currency translation effect on the consolidated statement of net earnings totaling $230, and a negative foreign currency translation effect on the consolidated balance sheet totaling $21,298. The impact of exchange rate changes on operating cash flows has historically been comparable to the impact on earnings.

Our business operations consist principally of manufacture and sale of specialty chemicals, supplies and related equipment to customers throughout much of the world. Approximately 43% of our business is concentrated in the printing business, used for a wide variety of applications, while 57% of our business is concentrated on customers supplying a wide variety of chemicals to manufacturers of automotive, industrial, electronics and offshore applications. As is usual for these businesses, we generally do not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk of trade account financial instruments. We believe that our reserves for losses, which are established based upon review of account balances and historical experience, are adequate.

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. To reduce our exposure to possible future changes in interest rates on these facilities, we entered into interest rate swap agreements. As of December 31, 2005, there were no remaining unexpired interest rate swap agreements. The interest rate credit facilities were later refinanced with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. For additional information, see the Notes to the Consolidated Financial Statements within our 2005 Annual Report to Shareholders, which is incorporated by reference as Exhibit 13 to this Form 10-K. Based upon our current debt structure and expected levels of borrowing for the remainder of 2006, an increase in interest rates would not result in an incremental increase in interest expense. If there were significant changes to our debt structure, however, this may result in increased interest expense.

We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the notes thereto, are contained in our 2005 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no changes in or disagreements with our accountants regarding accounting or financial disclosure matters.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and Principal Financial Officer concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 9A, are effective in alerting them timely to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ending December 31, 2004. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, we did not identify any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of (a) key internal control policies and procedures; and (b) management's assessment of the key control design and operating effectiveness. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

On June 14, 2005, we acquired Autotype, as described in the Notes to the Consolidated Financial Statements within our 2005 Annual Report to Shareholders, which is incorporated by reference as Exhibit 13 to this Form 10-K. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ending December 31, 2005 does not include the internal controls over financial reporting of the acquired operations of Autotype. Autotype is included in our consolidated financial statements from the date of acquisition, representing approximately $92.4 million of net assets acquired and approximately $49.5 million of net revenue for the fiscal year ended December 31, 2005. During the period subsequent to the acquisition, no significant deficiencies or material weaknesses in the design of Autotype’s internal controls over financial reporting have come to the attention of management. However, management intends to conduct further testing and diligence as part of its ongoing integration efforts.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting are incorporated herein by reference to the Annual Report to Shareholders, attached hereto as Exhibit 13.

Limitations on the Effectiveness of Controls

Our management, including our CEO and Principal Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Chief Executive Officer and Principal Financial Officer Certifications

Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and the Principal Financial Officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Item 1: Election of Directors” and “Audit Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Executive Officers

Executive officers are appointed by the Board of Directors (the “Board”) and serve at the discretion of the Board. Each executive officer is a full-time employee of MacDermid. There are no family relationships among our executive officers and directors.

Information regarding the executive officers of MacDermid, each of whom has been employed in their respective offices for more than 5 years, except as noted, is as follows:

Daniel H. Leever (Age 57): Mr. Leever joined MacDermid originally in 1972, where he worked in sales for 2 years before leaving and rejoining the company in 1982 as a financial analyst. Over the succeeding 16 years, he held the positions of assistant to the President, International Manager, Director of MacDermid Asia, and Director of International Business. In 1988, he was promoted to Senior Vice President and in 1989 was appointed as Chief Operating Officer. In 1990 he was appointed President and Chief Executive Officer and was named Chairman of the Board in 1998. He currently serves as Chairman of the Board and Chief Executive Officer of MacDermid, Inc.

Stephen Largan (Age 38): Mr. Largan joined MacDermid in 1999, when he was appointed Vice President of Finance for MacDermid, Inc. In 2001, he was appointed as President of our MacDermid Printing Solutions segment. In December 2003, Mr. Largan was appointed Executive Vice President of Operations, a position he held until April 2004, when he was appointed as President. He currently serves as President of MacDermid, Inc. Prior to joining MacDermid, he served as the Director of Finance for a multinational subsidiary of the Ford Motor Company.

John L. Cordani (Age 42): Mr. Cordani joined MacDermid in 1986 and was appointed Corporate Counsel in 1993. In 1994, he was appointed Corporate Secretary. He served as Corporate Counsel and Secretary until May 2000. In May of 2000, he became a partner in the law firm of Carmody and Torrance, LLP. In May 2002, he returned to MacDermid and was reinstated as Corporate Secretary and General Counsel and was given the title of Vice President; these are the offices he serves in currently. Mr. Cordani is also an adjunct professor of law at Quinnipiac University School of Law. Mr. Cordani serves on the Boards of the United Way of Greater Waterbury and the Waterbury Chamber of Commerce.

Gregory M. Bolingbroke (Age 56): Mr. Bolingbroke joined MacDermid in 1993 as a Cost Accountant in Waterbury, Connecticut, prior to which he practiced business as a Chartered Accountant in South Africa. He was promoted to Corporate Controller in 2000 and appointed Vice President and Treasurer in 2001. He currently serves as Senior Vice President of Finance and Treasurer, a position he was appointed to in 2002.

Frank J. Monteiro (Age 35): Mr. Monteiro joined MacDermid in 1998 as a General Accounting Manager for our Advanced Surface Finishing - Americas business unit. In 2000, he was promoted to Assistant Controller of Advanced Surface Finishing - Americas and in 2001 was promoted to Treasury Risk Manager for our corporate business. In 2002, Mr. Monteiro was appointed as Assistant Treasurer and thereby became an officer of the company. He currently serves as Assistant Treasurer and Risk Manager.

Paul J. Morrison (Age 42): Mr. Morrison joined MacDermid in 2002 as Director of Internal Audit. In 2004, he became Corporate Controller, and thereby became an officer of the company. Mr. Morrison earned a Bachelor of Science degree in Accounting from the State University of New York at Buffalo and is a Certified Public Accountant in the State of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of Forms 3, 4 and 5, filed by certain beneficial owners of our common stock, we are not aware of any failure by the Section 16 reporting persons to timely file a required form pursuant to Section 16.

Code of Ethics

We have adopted a code of ethics that applies to our Board of Directors, principal executive officer, and principal accounting officer, as well as all our other employees. The code of ethics is filed by reference with this report as Exhibit 14. A copy of the Code may be found on our website at http://www.macdermid.com/governance.html. Shareholders may also obtain manual copies of the Code, free of charge, by submitting a written request to John Cordani, Corporate Secretary, 245 Freight Street, Waterbury, CT. 06702-0671. We intend to disclose any amendments to, or waivers of the code of ethics on behalf of our executive officers or directors by posting such information on our website.

ITEM 11: EXECUTIVE COMPENSATION

Information regarding management remuneration and transactions is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 14: PRINCIPLE ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MacDermid, Incorporated:

Under the date of March 10, 2006, we reported on the consolidated balance sheets of MacDermid, Incorporated and subsidiaries (MacDermid) as of December 31, 2005, and 2004, and the related consolidated statements of earnings and other comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which reports are incorporated by reference in the December 31, 2005, annual report on Form 10-K of MacDermid, Incorporated. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of MacDermid's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, which considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG, LLP

Denver, Colorado
March 10, 2006

(a) The following documents are filed as part of this report:

(1) Financial Statements

Our consolidated financial statements and report thereon of KPMG LLP, dated March 10, 2006, are contained in our 2005 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2005.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Company’s consolidated financial statements and notes thereto.

Schedule II:
Valuation and Qualifying Accounts
for the years ended December 31, 2005, 2004, and 2003.
(Amounts in thousands)

	Balance at
	beginning of			Balance at
Description	year	Additions	Deductions	end of year

Allowance for doubtful
receivables:
December 31, 2005	$11,822	$1,839	$2,695	$10,966
December 31, 2004	$11,908	$3,562	$3,648	$11,822
December 31, 2003	$12,743	$2,606	$3,441	$11,908

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.

EXHIBIT INDEX TO 2005 FORM 10-K ANNUAL REPORT
Exhibit No.	Description
3.1	Restated Certificate of Incorporation, MacDermid, Incorporated amended as of January 16, 1998, is incorporated by reference to our December 31, 2003, Form 10-K, exhibit 3.1.	By reference
3.2	Restated By-Laws of MacDermid, Incorporated amended as of February 26, 2005. Incorporated by reference to our Current Report on Form 8-K furnished March 3, 2005, Exhibit 99.1	By reference
4
Credit Agreement, amended, dated as of April 28, 2004, among MacDermid,
Incorporated, the banks signatory thereto and Bank of America, N.A. as agent, letter of credit issuing bank and swing line lender. Incorporated by reference to Form 10-Q quarterly report for the period ended March 30, 2003, Exhibit 4.
By reference
10.1	MacDermid, Incorporated 1992 Special Stock Purchase Plan, amended as of November 1, 1992. Incorporated by reference to December 31, 1993, Form 10-K Exhibit 10.	By reference
10.2	MacDermid, Incorporated 1995 Equity Incentive Plan. Incorporated by reference to December 31, 2003, Form DEF 14A Definitive proxy statement filed March 15, 2004, Appendix B.	By reference
10.3	MacDermid, Incorporated 1998 Equity Incentive Plan. Incorporated by reference to December 31 1999, Form 10-K Exhibit 10.3.	By reference
10.4	MacDermid, Incorporated 2001 Equity Incentive Plans. Incorporated by reference to December 31, 2003, Form DEF 14A Definitive proxy statement filed March 15, 2004, Appendix B.	By reference
10.5	Severance Agreement. Incorporated by reference to December 31, 2002 Form 10-K Exhibit 10.5.	By reference
10.6	Employment Agreement. Incorporated by reference to December 31, 2003, Form 10-K Exhibit 10.6.	By reference
12	Computation of ratio of earnings to fixed charges.	Attached
13	MacDermid's 2005 Annual Report to Shareholders, as required by Item 8.	Attached
14	Code of Ethics of MacDermid, Incorporated. Incorporated by reference to Current Report on Form 8-K filed June 29, 2004, Exhibit 99.1.	By reference
21	Subsidiaries of MacDermid, Incorporated.	Attached
23	Consent of Independent Registered Public Accounting Firm.	Attached
24	Powers of Attorney.	Attached
31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	Attached
31.2	Certification of Principal Financial Officer pursuant to Rule 13-a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	Attached
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MacDermid, Incorporated
                                            (Registrant)

Date: March 10, 2006                                /s/ Daniel H. Leever

                                            Daniel H. Leever
                                               Chairman and
                                            Chief Executive Officer

Date: March 10, 2006                          /s/ Gregory M. Bolingbroke

                                            Gregory M. Bolingbroke
                                           Senior Vice President, Finance

Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on March 10, 2006 as attorney-in-fact for the following directors of the Registrant:

Robert L. Ecklin
Donald G. Ogilvie
Joseph M. Silvestri
James C. Smith
T. Quinn Spitzer, Jr.

/s/ Daniel H. Leever

    Daniel H. Leever
  Chairman of the Board
and Chief Executive Officer