Form 10-Q
period 2006-03-31
MACDERMID INC
filed 2006-05-16
CIK 61138

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 001-13889

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2006
Common Stock, no par value	30,833,415 shares

MACDERMID, INCORPORATED
TABLE OF CONTENTS

PART I: Financial Information

Item 1:	Financial Statements (Unaudited):
Consolidated Statements of Earnings for the three months
ended March 31, 2006 and 2005
Consolidated Balance Sheets as of March 31, 2006 and
December 31, 2005
Consolidated Statements of Cash Flows for the three months ended
March 31, 2006 and 2005
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Item 4:	Controls and Procedures

PART II: Other Information

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands of dollars except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005

Net sales	$200,358	$170,247
Cost of sales	111,887	92,594
Gross profit	88,471	77,653

Operating expenses:
Selling, technical and administrative	53,017	46,670
Research and development	7,304	6,532
Loss on disposal	2,224	-
Restructuring	1,482	-
	64,027	53,202
Operating profit	24,444	24,451

Other income (expense):
Interest income	850	622
Interest expense	(6,688)	(7,644)
Miscellaneous (expense) income	(367)	30
	(6,205)	(6,992)

Earnings before income taxes	18,239	17,459
Income taxes	(4,961)	(5,674)
Net earnings	$13,278	$11,785

Earnings per common share:
Basic	$0.43	$0.39
Diluted	$0.43	$0.38

Weighted average common shares
outstanding:
Basic	30,658	30,293
Diluted	31,065	30,810

Dividends declared per common share	$0.06	$0.06

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
Assets		(as adjusted)
Current assets:
Cash and cash equivalents	$83,037	$ 80,932
Accounts receivable, net of allowance
for doubtful receivables of $11,247
and $10,966, respectively	163,469	155,718
Inventories	105,969	92,973
Prepaid expenses	10,942	14,108
Deferred income taxes	14,752	16,629
Total current assets	378,169	360,360

Property, plant and equipment, net
of accumulated depreciation of
$189,603 and $184,499, respectively	120,755	123,229
Goodwill	243,961	242,935
Intangibles, net of accumulated amortization
of $16,065 and $14,793, respectively	41,990	40,916
Deferred income taxes	37,279	37,667
Other assets, net	15,081	14,820
Total assets	$837,235	$819,927

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$64,530	$60,202
Dividends payable	1,846	1,836
Accrued compensation	15,787	16,261
Accrued interest	6,044	12,784
Accrued income taxes payable	11,246	11,461
Short-term notes payable	2,163	498
Current installments of long-term obligations	229	232
Other current liabilities	36,403	38,565
Total current liabilities	138,248	141,839

Long-term debt and capital lease obligations	300,986	301,043
Retirement benefits, less current portion	22,544	22,343
Deferred income taxes	12,067	11,489
Other long-term liabilities	4,712	4,136
Total liabilities	478,557	480,850

Shareholders’ equity
Common stock, authorized 75,000,000
shares, issued 47,319,685 at March 31,
2006, and 47,131,950 shares at December
31, 2005, at stated value of $1.00 per share	47,320	47,132
Additional paid-in capital	45,935	42,869
Retained earnings	378,239	366,807
Accumulated other comprehensive (loss) income	1,838	(3,051)
Less – cost of common shares held in
treasury, 16,545,831 at March 31,2006,
16,546,763 at December 31, 2005	(114,654)	(114,680)
Total shareholders’ equity	358,678	339,077
Total liabilities and shareholders’ equity	$837,235	$819,927

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)
	Three months ended March 31,
	2006	2005
Net cash flows from operating activities:
Net earnings	$13,278	$11,785
Adjustments to reconcile earnings from
continuing operations to net cash provided by
operating activities:
Depreciation	4,897	3,846
Amortization	1,452	891
Provision for bad debts	463	517
Deferred income taxes	3,072	163
Stock compensation expense	752	2,177
Restructuring	1,482	-
Changes in assets and liabilities:
(Increase) in receivables	(6,792)	(7,825)
(Increase) in inventories	(12,337)	(5,547)
Decrease in prepaid expenses	3,276	1,309
Increase in accounts payable	3,642	3,167
Decrease in accrued expenses	(11,707)	(10,541)
(Decrease) increase in income tax liabilities	(1,001)	196
Other	24	1,885
Net cash flows provided by
operating activities	501	2,023

Cash flows from investing activities:
Capital expenditures	(1,562)	(3,006)
Proceeds from disposition of fixed assets	79	16
Other	37	-
Proceeds from disposition of business	-	263
Net cash flows used in investing activities	(1,446)	(2,727)

Cash flows from financing activities:
Net short-term borrowings	1,668	142
Repayments of long-term
borrowings	(97)	(204)
Issuance from treasury shares	26	33
Proceeds from exercise of stock options	2,501	17
Dividends paid	(1,836)	(1,212)
Net cash flows provided by (used in)
financing activities	2,262	(1,224)

Effect of exchange rate changes on cash
and cash equivalents	788	(2,160)
Net increase (decrease) in cash and cash
equivalents	2,105	(4,088)
Cash and cash equivalents at beginning of
period	80,932	137,829
Cash and cash equivalents at end of period	$83,037	$133,741

Supplemental disclosures of Cash Flow
Information:
Cash paid for interest	$13,936	$14,226
Cash paid for income taxes	$4,655	$5,085

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of dollars, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been reclassified to conform to current period presentation.

In the opinion of MacDermid, Incorporated and its subsidiaries (collectively “MacDermid” or the “Company”) management, the accompanying unaudited consolidated financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of MacDermid as of March 31, 2006 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in MacDermid’s Annual Report for the year ended December 31, 2005 (see Note 2).

Note 2. Goodwill and Intangible Assets Currency Translation Adjustments

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. As a result, the Company made certain adjustments to the December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.

Upon further investigation the Company’s management determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed down to the books of the geographic business segments, where it is tested for impairment. The Company should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition. The goodwill, however, was “pushed down” to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions that benefit from the goodwill.

The adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding adjustment to the Accumulated Other Comprehensive Income section of Shareholders’ Equity in the December 31, 2005 Consolidated Balance Sheet, as described in Notes 6 and 7 below.

These adjustments have no impact on earnings as reported in the Company’s financial statements dated December 31, 2005, or any of the tangible assets and liabilities accounts stated therein.  For financial reporting purposes, the Company treated these adjustments similar to a reclassification of the affected December 31, 2005 balances.

The adjustments to the Company’s goodwill, intangible assets, and accumulated other comprehensive income are as follows:

Balance Sheet Item	December 31, 2005 balance, as reported	Adjustments	December 31, 2005 balance, as adjusted
Goodwill	$236,532	$6,403	$242,935
Intangibles, net	40,128	788	40,916
Accumulated Other Comprehensive Income	(10,242)	7,191	(3,051)

As a result of the above adjustments, the following balance sheet totals changed as follows:

Balance Sheet Totals	December 31, 2005 balance, as reported	Adjustments	December 31, 2005 balance, as adjusted
Total Assets	$812,736	$7,191	$819,927
Total Shareholders’ Equity	331,886	7,191	339,077
Total Liabilities and Shareholders’ Equity	812,736	7,191	819,927

As a result of these adjustments, the Company re-performed its goodwill and intangible assets impairment tests for 2005. The Company added the respective adjustment and compared the adjusted net assets to the discounted cash flows, as calculated in the original impairment test. The adjustments noted above did not trigger an impairment, and as such, the Company concluded that there is no impairment to its goodwill or intangible assets (including the Canning intangibles) as a result of the above adjustments.

On June 20, 2001, MacDermid issued 9 1/8% Senior Subordinated Notes (“Bond Offering”) due 2001. Under the Bond Offering the Company is required to perform tests of certain metrics in order to demonstrate that the Company meets restrictive covenants embedded in the Bond Offering. As a result of the adjustments noted above, the Company adjusted its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement. The adjustments noted above did not trigger a default, and as such, the Company concluded that the above adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

Note 3. Acquisitions

On June 14, 2005, MacDermid acquired all of the outstanding capital stock of Autotype International Ltd. and associated entities (“Autotype”) from Norcros Industry (International) Limited of the UK. The Autotype business acquired is a high technology producer of specialty coated film products for the electronics and printing industries. In electronics, Autotype is a producer of hard coated films for the membrane switch and touch screen markets. In printing, Autotype provides high quality stencil materials and digital pre-press products for screen printing. As of March 31, 2006, the purchase price was $97,031, net of cash acquired of $4,599.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of acquisition. Adjustments to the purchase price allocation during the first quarter ended March 31, 2006 included primarily the working capital revisions, and facility consolidation costs described in Note 12. Allocation of the purchase price is as follows:

Current assets, net of cash
acquired	$30,673
Fixed assets and other	22,912
Intangible assets	15,794
Acquired in-process
research and development	386
Goodwill	40,978
Total assets acquired	110,743
Current liabilities	(11,898)
Long-term debt	(376)
Deferred tax liability	(6,037)
Total liabilities assumed	(18,311)
Net assets acquired	$92,432

The results of operations from the Autotype acquisition were included in the accompanying Consolidated Financial Statements since the acquisition date.

Note 4. Earnings Per Common Share and Other Common Share Information

Earnings per share (“EPS”) is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares. The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method. Options to purchase 2,657,671 and 2,417,950 shares of common stock were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because those options would be antidilutive based on market prices as of March 31, 2006 and 2005, respectively.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:

	Three months Ended March 31,
	2006	2005
Basic common shares	30,658,391	30,293,269
Dilutive effect of stock options	406,800	516,351
Diluted common shares	31,065,191	30,809,620

Note 5. Stock-Based Plans

MacDermid grants stock options and stock awards to Board members and to employees. Effective January 1, 2006, MacDermid adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options.  SFAS 123(R) was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated. Prior to the adoption of SFAS 123(R), MacDermid adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense was measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned. During the three months ended March 31, 2006 and 2005, $524 and $2,043, respectively, was charged to expense related to stock options.

The following table presents the weighted-average assumptions used in the option pricing model for stock options granted during the three months ended March 31, 2006 and 2005, respectively:

	Three months Ended March 31,
	2006	2005
Volatility	32.0%	31.9%
Risk-free interest rate	5.0%	1.6%
Dividend yield	0.8%	49.0%
Expected lives (years)	8.5	6.0
Fair value per option granted	$13.45	$11.07

For all of MacDermid’s stock options, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. The expected life of the stock options represents the period of time the stock options are expected to be outstanding and is based on historical trends.

MacDermid has five stock incentive plans under which there were outstanding stock options. These plans have different terms and features as described below:

Equity Incentive Plan

In 1996, MacDermid adopted a non-qualified equity incentive plan, approved by the shareholders in July 1995 (the “1995 Plan”). The 1995 Plan provides for the issuance of up to 900,000 shares. In February 2006, the Compensation Committee of the Company proposed that the Company’s shareholders consider the following changes to the 1995 plan:
•	increase the aggregate maximum number of shares that may be granted in any one year from 50,000 to 150,000;
•	allow the Compensation Committee to place additional restrictions and/or vesting requirements on any award;
•	shorten the vesting term from four to three years;
•	increase the retirement age for accelerated vesting from 60 to 65, and
•	change the pro-rata vesting to one-third per year over the three year vesting period in case of involuntary termination without cause.

The proposed changes above, were approved by the Company’s shareholders in May 2006.

All shares of restricted stock issued under this plan must be held and cannot be sold or transferred, except to the Company, for a period of three or four years depending on the date the restricted shares were originally awarded. The Company recognizes compensation expense for shares issued under this plan equal to the market value of the shares on the date of grant. For stock awards granted prior to 2006, the stock awards are granted at fair market value and the related expense is recognized at the date of grant. For stock awards granted after January 1, 2006, the stock awards are granted at fair market value and the related expense is recognized over the vesting terms of stock awards. The amount of expense recognized during the three months ended March 31, 2006 and 2005, related to the stock awards was $132 and $134, respectively. The following table summarizes stock award activity from December 31, 2005 through March 31, 2006 regarding the Company’s equity incentive plan:

Equity Incentive Plan:	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	11,163	$28.67
Changes during the period:
Shares granted	76,665	$31.02
Shares vested	-
Shares forfeited	-
Nonvested balance at March 31, 2006	87,828	$30.72

As of March 31, 2006, there was $2,246 of total unrecognized compensation cost related to stock awards granted under the Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

Stock Option Plans

The 1992 Plan

In 1993, MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1992 (the “1992 Plan”). The 1992 Plan provides for the issuance of up to 2,700,000 shares. Options granted under the 1992 plan, which vest between four and six years, are generally exercisable at a fixed price that can be as low as two-thirds of the market price at the grant date. The options are exercisable into restricted shares of common stock, which cannot be sold or transferred, except back to MacDermid at cost, during the four-year period commencing with the exercise date. In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1992 Plan. As of March 31, 2006, there were 12,065 options outstanding under the 1992 plan.

The 1998 Plan

MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1999 (the “1998 Plan”). The 1998 Plan provides for the issuance of up to 1,500,000 shares. Options granted under the 1998 Plan generally are exercisable during a ten-year period beginning with the grant date, at a fixed price equal to a one-third-premium over market price at the date of grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided, under the terms of the plan, at the time of grant. In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1998 Plan. As of March 31, 2006, there were 733,400 options outstanding under the 1998 plan.

The 2001 Executive Plan

MacDermid adopted a non-qualified key executive stock option plan, approved by shareholders in July 2001 (the “2001 Executive Plan”). The 2001 Executive Plan, as amended by MacDermid’s shareholders in 2004, provides for the issuance of up to 5,000,000 shares. Options granted under the 2001 Executive Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. The options are also subject to an “Index Effect”, which involves two tiers of variability:

•
The option price is variable, either up or down, based upon the market price at date of grant, adjusted for MacDermid’s stock price performance in comparison to the Standard and Poor’s Specialty Chemicals Index during the six years following the date of grant. The options initially had exercise prices ranging from $16.75 to $38.65 per share; the exercise prices of these options as of March 31, 2006, now range from $19.72 to $38.65 per share based on Company stock price performance.

•
The number of options exercisable is variable, either up or down, based upon a multiple either (a) determined by the cumulative percentage of owner earnings growth (defined as cash flow from operations less net capital expenditures), or (b) determined using earnings per share growth during the four year vesting period, based on targets set at the time of grant. The multiple can range from 50% to 200% of the original shares issued.

The 2001 Employee Plan

In 2001, the Company adopted a non-qualified all employee stock option plan, approved by shareholders in July 2001 (the “2001 Employee Plan”). The 2001 Employee Plan provides for the issuance of up to 1,000,000 shares. Options granted under the 2001 Employee Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date, at a fixed price equal to the market price at the date of grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 2001 Employee Plan. As of March 31, 2006, there were 212,335 options outstanding under the 2001 Employee plan.

The 2006 Plan

In February, 2006, the Company’s board of directors, adopted a non-qualified all employee stock option plan approved by the Company’s shareholders in May 2006 (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 1,100,000 shares. Options granted under the 2006 Plan generally are exercisable during a four-year period beginning at the vesting date, which is six years after the grant date, at a price equal to the fair market value of the Company’s common stock for the previous five trading days preceding the stock option grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. During the three months ended March 31, 2006, 194,856 of stock options were granted to employees, executive officers and non-employee directors of the Company at a fair market price of $30.47. As of March 31, 2006, there are 905,144 shares available for future grant under the 2006 plan. Total compensation expense for the three months ended March 31, 2006 and 2005 related to stock options grants under the 2006 plans was $73 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through March 31, 2006 regarding the Company’s fixed stock option plans:

Fixed Option Plan:	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,047,435		$36.81	4.2
Granted	195,206		$30.47
Exercised	(29,685)		$16.47
Forfeited	(60,300)		$39.94
Outstanding, March 31, 2006	1,152,656	$-	$36.08	4.8
Exercisable, March 31, 2006	918,025	$-	$37.62	3.7

The weighted-average grant date fair value of stock options granted under the fixed option plan during the three months ended March 31, 2006 and 2005 was $13.45 and $11.07, respectively. The total intrinsic value of stock options exercised under fixed option plans during the three months ended March 31, 2006 and 2005 was $396 and $0, respectively.

As of March 31, 2006, there was $2,460 of unrecognized compensation costs related to non-vested stock options under the fixed option plans that is expected to be recognized over a weighted average period of 3.7 years. The total fair value of stock options vested under the fixed option plans during the three months ended March 31, 2006 and 2005 was $54 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through March 31, 2006 regarding the Company’s indexed stock option plans:

Indexed Option Plan:	Shares Available for Grant	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,409,111	3,524,889		$25.41	6.8
Granted	-	-
Exercised	-	(93,500)		$22.57
Forfeited	28,000	(28,000)		$30.79
Index effect	295,237	(295,237)		$12.37
Outstanding, March 31, 2006	1,732,348	3,108,152	$9,666	$26.70	6.7
Exercisable, March 31, 2006	-	1,398,527	$9,944	$22.70	5.4

The weighted-average grant date fair value of stock options granted under the indexed option plan during the three months ended March 31, 2006 and 2005 was $0 and $11.07, respectively. The total intrinsic value of stock options exercised under indexed option plan during the three months ended March 31, 2006 and 2005 was $27 and $0, respectively.

As of March 31, 2006, there was $7,593 of unrecognized compensation costs related to non-vested stock options under the indexed option plan that is expected to be recognized over a weighted average period of 5.4 years. The total fair value of stock options vested under the indexed option plan during the three months ended March 31, 2006 and 2005 was $4,558 and $0, respectively.

Note 6. Goodwill and Other Intangible Assets

In the first quarter of 2006, the Company’s ongoing reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”)  constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. As a result, the Company has determined that certain adjustments are necessary as described below to state these assets at the current currency conversion rates.

Upon further investigation the Company’s management determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed down to the books of the geographic business segments, where it is tested for impairment. The Company should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition. The goodwill, however, was “pushed down” to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions to which the goodwill benefits.

Acquired intangible assets as of March 31, 2006 and December 31, 2005, are as follows:

	As of March 31, 2006
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Patents	$17,920	$(9,581)	$8,339
Trademarks	20,487	(3,278)	17,209
Others	19,648	(3,206)	16,442
Total	$58,055	$(16,065)	$41,990

	As of December 31, 2005
	As Reported Gross Carrying	Foreign Currency	Accumulated	As Adjusted Net
	Amount	Adjustments	Amortization	Amount
Patents	$17,573	$252	$(9,276)	$8,549
Trademarks	19,908	536	(2,671)	17,773
Others	17,440	-	(2,846)	14,594
Total	$54,921	$788	$(14,793)	$40,916

In February 2006, the Company re-evaluated the value assigned to Autotype’s intangible assets and the revised valuation increased the value of the technology know-how intangible asset by $2,145. This amount was deducted from Goodwill and charged to the intangible asset account. In March 2006, the Company notified employees in Autotype’s Kvistgaard, Denmark facility that the plant would be relocated to Wantage, England, and added $369 to goodwill pursuant to Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”) related to employee severance benefits. In March 2006, Goodwill was reduced by an adjustment of $135 to true-up severance costs related to Autotype’s Schaumberg, Illinois plant.

Amortization expense related to amortization of intangible assets for the three month ended March 31, 2006 and 2005, was $1,257 and $409, respectively. Amortization expense for intangible assets is expected to range from $3,870 to $4,563 over the next five years.

Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of five to fifteen years.The following table presents the changes in goodwill allocated to the reportable segments for the three months ended March 31, 2006:

Reportable Segment	As reported balance at December 31, 2005	Foreign Currency Adjustments	As Adjusted Balance at December 31, 2005	Acquisitions and Purchase Accounting Adjustments	Q1 2006 Currency Translation Adjustments	Balance at March 31, 2006

Advanced Surface Finishing	$155,953	$2,685	$158,638	$(1,274)	$2,120	$159,484
Printing Solutions	80,579	3,718	84,297	(31)	211	84,477
Total	$236,532	$6,403	$242,935	$(1,305)	$2,331	$243,961

The goodwill carrying amount for the Advanced Surface Finishing segment was $159,484 and $158,638, as of March 31, 2006 and December 31, 2005, respectively. The goodwill carrying amount for the Printing Solutions segment was $84,477 and $84,297, as of March 31, 2006 and December 31, 2005, respectively. Included in the March 31, 2006 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the preliminary purchase price allocation and totals $32,783 and $8,195, respectively, for the Advanced Surface Finishing and the Printing Solutions segments. Included in the December 31, 2005 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the preliminary purchase price allocation and totals $33,796 and $8,449, respectively, for the Advanced Surface Finishing and the Printing Solutions segments. The total carrying value of goodwill as of March 31, 2006 and December 31, 2005, respectively, was $243,961 and $242,935.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), stipulates that MacDermid is required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. MacDermid will perform the annual impairment testing for 2006 during the fourth fiscal quarter. Currently, MacDermid is not aware of any event that occurred since the last impairment testing date that would have caused the Company’s goodwill or intangible assets to become impaired.

Note 7. Other Comprehensive Income

The adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding adjustment to the Accumulated Other Comprehensive Income section of Shareholders’ Equity as described in Notes 2 and 6 above. These adjustments have no impact on earnings as reported in the Company’s financial statements dated December 31, 2005, or any of the tangible assets, liabilities, or equity accounts stated therein.

The components of comprehensive income for the three months ended March 31, 2006 and 2005, are as follows:

	Three months Ended March 31,
	2006	2005 (As Adjusted)
Net earnings	$13,278	$11,785
Other comprehensive income:
Foreign currency translation adjustment	4,958	(9,598)

Other	(69)	164
Comprehensive income	$18,167	$2,351

Note 8. Segment Reporting

MacDermid operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. These segments are managed separately as each segment has differences in technology and marketing strategies. Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications. The Advanced Surface Finishing segment also supplies chemicals for etching copper and imprinting electrical patterns for various electronics applications and lubricants and cleaning agents associated with offshore oil and gas operations. The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and related supplies. Net sales for all of our products fall into one of these two business segments.

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

	Three months Ended March 31,
	2006	2005
Results of operations by segment:
Net sales:
Advanced Surface Finishing
Total segment net sales	$119,048	$101,308
Intersegment sales	(1,888)	(2,167)
Net external sales for the segment	117,160	99,141

Printing Solutions	83,198	71,106
Consolidated net sales	$200,358	$170,247

Operating profit :
Advanced Surface Finishing	$14,754	$14,135
Printing Solutions	9,690	10,316

Consolidated operating profit	$24,444	$24,451

	As of
	March 31,	December 31,
	2006	2005 (As Adjusted)
Identifiable assets by segment:
Advanced Surface Finishing	$546,922	$550,364
Printing Solutions	321,588	316,050
Unallocated corporate assets	108,164	95,430
Intercompany eliminations	(139,439)	(141,917)
Consolidated assets	$837,235	$819,927

Note 9. Inventory

The major components of inventory as of March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006	December 31, 2005

Finished goods	$63,772	$51,820
Raw materials and supplies	35,909	35,679
Equipment	6,288	5,474
Inventories, net	$105,969	$92,973

Note 10. Pension and Postretirement Benefit Plans

The following table shows the components of the net periodic pension benefit costs we incurred in the three month ended March 31, 2006 and 2005:

	Three months Ended March 31,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service costs	$1,123	$-	$936	$144
Interest costs	1,077	749	898	815
Expected return on plan assets	(958)	(859)	(798)	(807)
Amortization of prior service costs	7	-	6	-
Recognized actuarial (gain)/loss	100	249	83	286
Net periodic benefit cost	$1,349	$139	$1,125	$438

The estimated net periodic benefit cost for our other postretirement benefits was $126 and $160, respectively, for the three months ended March 31, 2006 and 2005.

MacDermid previously disclosed in its financial statements for the year ended December 31, 2005, that the Company expects to contribute $9,000 to MacDermid’s pension plans in 2006. During the first quarter of 2006, the Company increased the 2006 expected contribution amount to $12,000. As of March 31, 2006, $3,860 of contributions have been made. The current portion of pension and postretirement benefit plans is included in other current liabilities in the Company’s balance sheet at March 31, 2006 and December 31, 2005.

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Medicare Act"). The Medicare Act provides for certain federal subsidies on drug benefits in retiree health plans. In the third quarter of fiscal 2004, MacDermid adopted FSP 106-2, and, at that time, the Company was unable to assess the impact to our financial statements from the adoption because the legislation related to the exact calculation of a Federal subsidy for qualifying plans had not been finalized. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations on the requirements and operational mechanics for employers filing to receive the 28% federal subsidy. The impact of the finalized regulations was insignificant to the Company’s post-retirement medical plan obligations and expense during the three months ended March 31, 2006 and 2005.

Note 11. Contingencies, Environmental and Legal Matters

Environmental Issues:

MacDermid is a manufacturer and distributor of specialty chemical products, and is therefore exposed to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Company is subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. The Company has incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. Significant additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. To ensure compliance with applicable environmental, health and safety laws and regulations, the Company maintains a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at Company plants to identify and categorize potential environmental exposure.

Asset Retirement Obligations:

Asset retirement obligations are based principally on legal and regulatory requirements. At March 31, 2006 and December 31, 2005 the Company has accrued $1,440 and $1,404, respectively, for its asset retirement obligation for properties where the Company can make a reasonable estimate of the future cost. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes in the estimate during three months ended March 31, 2006 and 2005, were not significant.

Environmental Remediation:

As of March 31, 2006 and December 31, 2005, $2,715 and $2,715, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

The following summary provides some details regarding the Company’s environmental liabilities:

•
MacDermid is named as a potentially responsible party (“PRP”) at two Superfund sites (Fike-Artel in Nitro, West Virginia, and Solvents Recovery in Southington, Connecticut), in which many other PRPs are also involved. With respect to both of these sites, the Company has entered into cost sharing agreements that result in costs of less than $10 per year for funding MacDermid’s share of the ongoing cleanup costs at each site. No reserve has been established, given the deminimus nature of the costs. The Company’s cost sharing percentage at each site is 0.2%. On October 31, 2005, the Environmental Protection Agency (“EPA”) notified the Company of alleged deminimus responsibility for certain contamination at the Mercury Refining Site in New York. MacDermid entered into a settlement agreement with the EPA to resolve this deminimus liability for a payment of $1.

•
Some of the Company’s facilities have an extended history of chemical and industrial activity. The Company is directly involved in the remediation of sites that have environmental contamination arising from its operations. These sites include certain sites such as the Kearny, New Jersey and Waukegan, Illinois sites, which were acquired in the December 1998 acquisition of W. Canning plc. With respect to the Kearny, New Jersey site, the Canning subsidiary withheld, under the Acquisition Agreement (“the Acquisition Agreement”), a deferred purchase price payment of approximately $1,600. Clean-up costs at these sites are estimated to be between $2,000 and $5,000. The owners of the Kearny, New Jersey site have primary responsibility for clean-up costs that exceed the deferred purchase price. Investigations into the extent of contamination at these sites are, however, ongoing.

•
MacDermid is in the process of characterizing contamination at the Huntingdon Avenue, Waterbury, Connecticut site, which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined; however, the Company does not anticipate that it will be materially affected by the environmental remediation costs.

Legal Proceedings:

From time to time there are various legal proceedings pending against the Company. MacDermid considers all such proceedings to be ordinary litigation incident to the nature of our business. Certain claims are covered by liability insurance. MacDermid believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its financial position or results of operations. To the extent reasonably estimable, reserves have been established regarding pending legal proceedings.

Note 12. Restructuring Activities

During the three months ended March 31, 2006, MacDermid recognized restructuring charges in the amount of $1,482 related to employee severance and other charges.
There were no restructuring charges recorded in the three months ended March 31, 2005.

During the first quarter 2006, MacDermid’s implemented restructuring plans related to the operations of the US MPS business unit. In the first quarter of 2006,
MacDermid recorded restructuring charges of $601 against earnings which consists entirely of employee severance costs related to the reduction of thirteen management, sales and administrative position reductions in the US MPS business unit. Of the initial restructuring amount of $601, the Company paid $194 as of March
31, 2006, and expects to pay the remainder in the second quarter of 2006.

During the first quarter ended March 31, 2006, the Company continued its efforts to maximize synergies related to the Autotype acquisition by announcing the relocation of the Autotype’s Kvistgaard, Denmark facility to an existing facility in Wantage, England. This announcement effects 21 employees in manufacturing, administrative, and managerial roles. Total severance benefits of $369 were charged to goodwill under Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection
with a Purchase Business Combination (“EITF 95-3”). An additional $583 in costs related to the Autotype acquisition not qualifying for purchase accounting treatment was charged to the income statement during the first quarter of 2006. The Kvistgaard reorganization is expected to be completed during the second quarter of 2006.

During the first quarter of 2006 the Company proceed with plans to merge Autotype’s Singapore plant into an existing ASF facility in Singapore. The amalgamation of these facilities will not include employee severance, and as such most costs associated with the merger do not qualify as purchase accounting costs and were expensed.
During the first quarter of 2006, a charge of $195 was recorded to the income statement related to equipment relocation related to this consolidation initiative.

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three months ended March 31, 2006, by segment:

						As of March 31, 2006
						Total	Total
	Balance,	Q1				costs and	expected
	December	2006	Goodwill	Cash	Non-cash	adjustments	costs and
	31, 2005	Charges	adjustments	payments	adjustments	Q1 2006	adjustments
Printing Solutions:
Equipment
relocation	$134	$78	$-	$(9)	$1	$70	$204
Asset disposals	18	-	-	-	-	-	18
Site clean-up
Costs	45	-	-	-	-	-	45
Severance and
other benefits	1,739	1,163	369	(563)	35	1,004	2,743
Legal and other	5	-	-	-	-	-	5
Total Printing
Solutions	$1,941	$1,241	$369	$(572)	$36	$1,074	$3,015

Advanced Surface
Finishing:
Equipment
relocation	$36	$116	$-	$-	$-	$116	$152
Asset disposals	12	-	-	-	-	-	12
Site clean-up
Costs	30	-	-	-	-	-	30
Severance and
other benefits	791	125	(135)	(371)	(274)	(655)	136
Total Advanced
Surface Finishing	$869	$241	$(135)	$(371)	$(274)	$(539)	$330
Total restructuring
charges	$2,810	$1,482	$234	$(943)	$(238)	$535	$3,345
Other acquisition
charges	$385	$-	$-	$-	$-	$-	$385
Total	$3,195	$1,482	$234	$(943)	$(238)	$535	$3,730

Note 13. Loss on Disposal

During the three months ended March 31, 2006, MacDermid recorded a loss on disposal of $2,224 related to two separate dispositions. The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported the Company’s electronics sales. In 2001, the Company wrote off all the inventory on MEI’s balance sheet. Inventory was the only significant asset on MEI’s books, and the write off effectively impaired the Company’s investment in the subsidiary. In February of this year, the Company sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664. The second disposal related to a dormant international business unit that was disposed in the first quarter of 2006. A loss on disposal of assets of $560 was recorded in the first quarter 2006 related to this dormant business unit.

Note 14. Guarantor Financial Statements

MacDermid, Inc. (“Issuer”) issued 9 1/8%  Senior Subordinated Notes (“Bond Offering”) effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly 100% owned domestic restricted subsidiaries of MacDermid, Inc. (“Guarantors”). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. MacDermid’s foreign subsidiaries (“Non-Guarantors”) are not guarantors of the indebtedness under the Bond Offering.

Under MacDermid’s Bond Offering, the Company has several covenants that relate to the Company's fixed charge ratio (as defined in the Bond Offering agreement), asset sales, incurrence of additional indebtedness, and restricted payments. The restricted payment covenant is used to measure the amount of dividends, share repurchases, and extraordinary repayments of debt that MacDermid may undertake. The covenant provides for a basket, with respect to, the above mentioned items. The basket is created by taking the aggregate of 50% of net income (or 100% of any net loss, adjusted for non-cash charges) since June 2001 to present. When dividend payments are made, they are charged against the basket. As of March 31, 2006 and December 31, 2005, MacDermid had $88,611 and $81,972, respectively, available for future restricted payments.  The net assets of the Guarantors are restricted and may not be transferred to anyone other than the Issuer or another Guarantor without the consent of the Trustee of the Bond Offering, subject to specified baskets. Thus the net assets of the Guarantors can be transferred to the Issuer or other Guarantors within the group freely, but cannot be transferred outside the group of Guarantors and the Issuer without the consent of the Trustee of the Bond Offering, subject to certain baskets.

In connection with the adjustments made to goodwill, intangibles, and accumulated other comprehensive as described in Note 2, 6, and 7 above, the Company recalculated certain ratios whose components changed as a results of these adjustments. The Company adjusted its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement. The adjustments noted above did not trigger a default, and as such, the Company concluded that the above adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

Certain amounts in the Condensed Consolidating Balance Sheet as of December 31, 2005 were adjusted. The adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding adjustment to the Accumulated Other Comprehensive Income section of Shareholders’ Equity in the Condensed Consolidating Balance Sheet as of December 31, 2005. The equity method was used by MacDermid, with respect to investments in subsidiaries for these financial statements. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005.

The following financial information sets forth our Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005; the Condensed Consolidating Statements of Earnings for the three months ending March 31, 2006 and 2005; and the Condensed Consolidating Statements of Cash Flows for the three months ending March 31, 2006 and 2005:

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$20,617	$62,778	$136,731	$(19,768)	$200,358
Cost of sales	12,970	38,572	80,113	(19,768)	111,887
Gross profit	7,647	24,206	56,618	—	88,471

Operating expenses:
Selling, technical and
administrative	12,463	11,086	29,468	—	53,017
Research and development	1,618	2,473	3,213	—	7,304
Loss on Disposal	—	—	2,224	—	2,224
Restructuring	106	493	883	—	1,482
	14,187	14,052	35,788	—	64,027
Operating (loss) profit	(6,540)	10,154	20,830	—	24,444

Equity in earnings of
subsidiaries	20,891	14,428	—	(35,319)	—
Interest income	721	36	93	—	850
Interest expense	(6,638)	22	(72)	—	(6,688)
Miscellaneous income
(expense), net	154	34	(555)	—	(367)
	15,128	14,520	(534)	(35,319)	(6,205)

Earnings (loss) before taxes	8,588	24,674	20,296	(35,319)	18,239
Income tax benefit
(expense)	4,690	(3,783)	(5,868)	—	(4,961)
Net earnings (loss)	$13,278	$20,891	$14,428	$(35,319)	$13,278

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$22,519	$45,004	$110,543	$(7,819)	$170,247
Cost of sales	15,170	22,027	63,216	(7,819)	92,594
Gross profit	7,349	22,977	47,327	—	77,653

Operating expenses:
Selling, technical and
administrative	10,889	8,256	27,525	—	46,670
Research and development	1,679	2,271	2,582	—	6,532
	12,568	10,527	30,107	—	53,202
Operating (loss) profit	(5,219)	12,450	17,220		24,451

Equity in earnings of
subsidiaries	19,880	11,652	—	(31,532)	—
Interest income	340	1	281	—	622
Interest expense	(7,570)	—	(74)	—	(7,644)
Miscellaneous income
(expense), net	154	262	(386)	—	30
	12,804	11,915	(179)	(31,532)	(6,992)

Earnings (loss) before taxes	7,585	24,365	17,041	(31,532)	17,459
Income tax benefit
(expense)	4,200	(4,485)	(5,389)	—	(5,674)
Net earnings (loss)	$11,785	$19,880	$11,652	$(31,532)	$11,785

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2006
(UNAUDITED)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$42,414	$2,467	$38,156	$—	$83,037
Accounts receivables, net	12,459	20,551	130,459	—	163,469
Due (to) from affiliates	27,803	94,361	(122,164)	—	—
Inventories, net	7,864	34,409	63,696	—	105,969
Prepaid expenses	2,099	1,650	7,193	—	10,942
Deferred income taxes	8,051	1,849	4,852	—	14,752
Total current assets	100,690	155,287	122,192	—	378,169

Property, plant and
equipment, net	11,908	32,315	76,532	—	120,755
Goodwill	51,525	79,112	113,324	—	243,961
Intangibles, net	—	4,394	37,596	—	41,990
Investments in subsidiaries	513,142	257,161	—	(770,303)	—
Deferred income taxes	16,785	8,536	11,958	—	37,279
Other assets, net	5,911	4,120	5,050	—	15,081
	$699,961	$540,925	$366,652	$(770,303)	$837,235

Current liabilities:
Accounts and dividends
Payable	$8,919	$12,700	$44,757	$—	$66,376
Accrued compensation	1,781	2,292	11,714	—	15,787
Accrued interest	5,812	129	103	—	6,044
Accrued income taxes
payable	(907)	5,952	6,201	—	11,246
Other current liabilities	16,081	6,187	16,527	—	38,795
Total current liabilities	31,686	27,260	79,302	—	138,248

Long-term obligations	300,550	271	165	—	300,986
Retirement benefits, less
Current portion	5,192	—	17,352	—	22,544
Deferred income taxes	—	—	12,067	—	12,067
Other long-term liabilities	3,855	252	605	—	4,712
Total liabilities	341,283	27,783	109,491	—	478,557

Total shareholders' equity	358,678	513,142	257,161	(770,303)	358,678
Total Liabilities and
Shareholders' Equity	$699,961	$540,925	$366,652	$(770,303)	$837,235

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
(UNAUDITED)
(As Adjusted)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$46,925	$3,131	$30,876	$—	$80,932
Accounts receivables, net	10,811	22,799	122,108	—	155,718
Due (to) from affiliates	23,496	94,217	(117,713)	—	—
Inventories, net	5,994	27,606	59,373	—	92,973
Prepaid expenses	3,122	1,749	9,237	—	14,108
Deferred income taxes	11,372	—	5,257	—	16,629
Total current assets	101,720	149,502	109,138	—	360,360

Property, plant and
equipment, net	16,362	28,924	77,943	—	123,229
Goodwill	51,760	79,112	112,063	—	242,935
Intangibles, net	—	4,880	36,036	—	40,916
Investments in subsidiaries	484,326	245,050	—	(729,376)	—
Deferred income taxes	25,550	—	12,117	—	37,667
Other assets, net	6,222	3,866	4,732	—	14,820
	$685,940	$511,334	$352,029	$(729,376)	$819,927

Current liabilities:
Accounts and dividends
Payable	$9,122	$9,950	$42,966	$—	$62,038
Accrued compensation	2,118	3,248	10,895	—	16,261
Accrued interest	12,654	24	106	—	12,784
Accrued income taxes
payable	(2,350)	7,622	6,189	—	11,461
Other current liabilities	16,465	5,643	17,187	—	39,295
Total current liabilities	38,009	26,487	77,343	—	141,839

Long-term obligations	300,516	271	256	—	301,043
Retirement benefits, less
Current portion	5,066	—	17,277	—	22,343
Deferred income taxes	—	—	11,489	—	11,489
Other long-term liabilities	3,271	250	615	—	4,136
Total liabilities	346,862	27,008	106,980	—	480,850

Total shareholders' equity	339,078	484,326	245,049	(729,376)	339,077
Total Liabilities and
Shareholders' Equity	$685,940	$511,334	$352,029	$(729,376)	$819,927

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows (used in)
provided by operating
activities	$(5,301)	$1,697	$4,105	501

Investing activities:
Capital expenditures	(140)	(2,215)	793	(1,562)
Proceeds from disposition of
fixed assets	—	—	79	79
Other	234	(145)	(52)	37
Net cash flows (used in)
provided by investing
activities	94	(2,360)	820	(1,446)

Financing activities:
Net proceeds from
short-term
borrowings	—	—	1,668	1,668
Repayments of long-term
borrowings	—	—	(97)	(97)
Issuance of treasury shares	26			26
Proceeds from exercise of
stock options	2,501	—	—	2,501
Dividends paid	(1,836)	—	—	(1,836)
Net cash flows provided by
(used in) financing activities	691	—	1,571	2,262

Effect of exchange rate
Changes on cash and cash
equivalents	—	—	788	788

Net increase (decrease) in
cash and cash equivalents	(4,516)	(663)	7,284	2,105

Cash and cash equivalents at
beginning of period	46,925	3,131	30,876	80,932

Cash and cash equivalents at
end of period	$42,409	$2,468	$38,160	$83,037

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)
	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows (used in)
provided by operating
activities	$(17,337)	$7,467	$11,893	$2,023

Investing activities:
Capital expenditures	(696)	(485)	(1,825)	(3,006)
Proceeds from disposition of
fixed assets and business	—	—	279	279
Net cash flows (used in)
provided by investing
activities	(696)	(485)	(1,546)	(2,727)

Financing activities:
Net proceeds from
(repayments of) short-term
borrowings	8,822	(8,067)	(613)	142
Repayments of long-term
borrowings	—	(57)	(147)	(204)
Issuance of treasury shares	33	—	—	33
Proceeds from exercise of
stock options	17	—	—	17
Dividends paid	6,103	1,239	(8,554)	(1,212)
Net cash flows provided by
(used in) financing activities	14,975	(6,885)	(9,314)	(1,224)

Effect of exchange rate
Changes on cash and cash
equivalents	—	—	(2,160)	(2,160)

Net increase (decrease) in
cash and cash equivalents	(3,058)	97	(1,127)	(4,088)

Cash and cash equivalents at
beginning of period	69,512	688	67,629	137,829

Cash and cash equivalents at
end of period	$66,454	$785	$66,502	$133,741

ITEM 2:
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(in thousand of dollars, except shares and per share data)

CONSOLIDATED OVERVIEW

Goodwill and Intangible Asset Adjustments

As discussed in Notes 2, 6, and 7 above, in the first quarter of fiscal 2006 we reviewed our foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. As a result, we made certain adjustments to our December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.

We also determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed down to the books of the geographic business segments, where it is tested for impairment. We should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition. The goodwill, however, was pushed-down to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions that benefit from the goodwill.

The adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding adjustment to the Accumulated Other Comprehensive Income section of Shareholders’ Equity in our December 31, 2005 Consolidated Balance Sheet.

These adjustments have no impact on earnings as reported in our financial statements dated December 31, 2005, or any of the tangible assets and liabilities accounts stated therein. For financial reporting purposes, we treated these adjustments similar to a reclassification of the affected December 31, 2005 balances.

Executive Overview

Our consolidated business consists of two business segments, Advanced Surface Finishing (“ASF”) and Printing Solutions (“MPS”). The ASF segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to create electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. The acquisition of Autotype International Ltd and associated entities (“Autotype”) in June 2005 further augments this segment by adding production of hard coated films for the membrane switch and touch screen markets. The MPS segment supplies an extensive line of offset printing blankets, photo-polymer plates and wide-format digital printers for use in the commercial printing and packaging industries for image transfer. The acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing to the MPS segment.

In both of our business segments, we continue to invest significant resources in research and development and intellectual properties such as patents, trademarks, copyrights and trade secrets, as our business depends on these activities for our financial stability and future growth.

We focus on growing revenues and the generation of cash from operations in order to build shareholder value. Specifically, we plan to improve top line sales growth over the longer term by focusing on:

•	utilizing our technical service and outstanding products to penetrate global markets for all products,
•	supporting working capital initiatives focused on maximizing cash flows during a period of continued economic uncertainty in our primary markets,
•	emphasizing efficiency improvements throughout the organization,
•	adding new products through internal research and development, relying heavily on our internal knowledge base,
•	strengthening the common identity of our products through a new branding initiative called "Yes We Can!", and
•	strategic acquisitions of companies, products, or technologies.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 56% of our net sales and identifiable assets for the three month period ended and as of March 31, 2006, are denominated in currencies other than the United States dollar. These currencies include predominantly the Euro, British Pound , the Hong Kong dollar and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker United States dollar and are adversely affected by a stronger United States dollar relative to the foreign currency. For the three months ended March 31, 2006, net sales and net earnings were positively impacted as the dollar weakened against both the Euro and Pound when compared to exchange rates at the beginning of the year. When compared with the same period last year, net sales and net earnings were negatively impacted as the dollar strengthened against both the Euro and the Pound. In both cases, the absolute impact on earnings was immaterial.

Our competitors include many large multi-national chemical firms based in Europe, Asia, and the United States. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

We are influenced predominantly by two general industries: the specialty chemical and printing industries. In the specialty chemical industry, profit is generated by creating proprietary products and process technologies, and delivering high levels of customer service. Currently, a number of key characteristics and trends are impacting the industry, including market fragmentation, globalization, the need for financial resources to support research and development, a renewed focus on core businesses and the increasing importance of size and scale. The Asian market presents growth opportunities, and our electronics group continued to see growth in Asia due to favorable market conditions. In 2005, we opened a second facility in China to support our expansion in this market. Our growth in the electronics market in Asia was partially offset by market weakness in Europe and the Americas. We also experienced growth in our Offshore Fluids group in 2005, which continued in 2006, due largely to a worldwide increase in offshore oil field development activities. In the printing industry, we continue to see challenging growth opportunities in an increasingly competitive environment. The industry is marked by globalization, market fragmentation, pricing pressures, and the growing digital printing technologies. Between 1997 and 2005, businesses calling themselves “digital printers” accounted for most of this industry’s growth. Our business groups that supply offset printing blankets and photo-polymer plates continue to be affected by an overall soft market and changes in our distribution system, as we are increasingly selling directly to our customers in the United States. Our digital printer group, which manufactures wide-media printers, is currently benefiting from the market acceptance of our new product offerings.

We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We will continue to seek ways to expand our business in Asia, Europe and the Americas. We intend to selectively pursue strategic acquisitions, where appropriate, to expand or complement our existing business. We expect that any such acquisitions will be consistent with our core businesses, and will strengthen our relationships with our customers, enhance our existing products, processes and technological capabilities or lower our costs. Our ability to increase sales in the future will depend, in part, on our success in penetrating Asian markets and leveraging our existing customer base across all product lines in Europe and in the Americas. We continually evaluate alternatives to lower the operating costs of our company. This includes the realignment of our existing manufacturing capacity, facility closures or similar actions.

In June 2005, we acquired all of the outstanding capital stock of Autotype from Norcros (Holdings) Limited of the UK. The acquisition broadened our product offerings in both of our operating segments. Net assets acquired, including goodwill and intangibles, totaled $92,432. The net assets and results of operations are included in our financial statements since the acquisition date. For more information regarding this acquisition, see Note 17 in our 2005 Annual Report, Notes to the Consolidated Financial Statements.

During the second half of 2005 and first quarter of 2006, as part of our effort to lower the operating costs of our company, we began to implement certain consolidation actions. These actions are intended to better align our manufacturing capacity with the changing needs of our customers, eliminate excess capacity, lower our operating costs, and streamline our organizational structure for improved long-term profitability. The restructuring actions consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations, and employee terminations. In connection with the restructuring actions, we incurred charges of $1,482 during the three months ended March 31, 2006. For more information regarding our consolidation actions, see Note 12 above and Note 18 in our 2005 Annual Report, Notes to the Consolidated Financial Statements.

For the three months ended March 31, 2006, our results reflected top line sales growth of $30,111 as compared to the same period last year. Our acquisition of Autotype in June 2005 contributed $24,627 to sales in the first quarter of 2006. Sales in our existing business segments increased $5,484, or 3.2% when compared to last year. Sales in our existing ASF segment increased a total of $5,684, or 5.7% on strong sales in both the Americas and Asia as industrial production recovers in the United States and continues to grow in Asia. Sales in ASF Europe continues to lag as industrial production has not recovered as well as in the US. Sales in our existing MPS segment were flat as sales increases in our digital printing division were offset by declines in our printing and packaging units.

From a cash flow standpoint, our liquidity position remained sufficient during the first quarter 2006, with working capital of $239,921 at March 31, 2006. Cash increased $2,105 during the first quarter 2006, primarily due an increase in proceeds from exercise of stock options and lower capital expenditures offset by decreased cash generated from our operations.

Results of Operations

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist you in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. The discussion of results of operations includes both consolidated and segment-level information.

Summary of the consolidated results for the three months ended March 31, 2006 and 2005:

	Three months Ended
	March 31,
	2006	2005	%Change
			Favorable (Unfavorable)
Net sales	$200,358	$170,247	17.7%
Cost of sales	111,887	92,594	(20.8%)
Gross profit	88,471	77,653	13.9%

Gross profit percentage	44.2%	45.6%	**

Operating expenses	64,027	53,202	(20.3%)

Operating profit	24,444	24,451	**

Interest income (expense), net	(5,838)	(7,022)	16.9%
Other (expense) income, net	(367)	30	**
	(6,205)	(6,992)	11.3%

Earnings before income taxes	18,239	17,459	4.5%
Income taxes	(4,961)	(5,674)	12.6%
Net earnings	$13,278	$11,785	12.7%

Basic earnings per share	$0.43	$0.39	10.3%
Diluted earnings per share	$0.43	$0.38	13.2%
** Not a meaningful statistic.

Summary of key segmented results for the three months ended March 31, 2006 and 2005:

	Three months Ended
	March 31,
	2006	2005	%Change
			Favorable (Unfavorable)
Advanced Surface Finishing
Total net sales	$117,160	$99,141	18.2%
Operating profit	$14,754	$14,135	4.4%
Operating profit percentage	12.6%	14.3%	**

Printing Solutions
Total net sales	$83,198	$71,106	17.0%
Operating profit	$9,690	$10,316	(6.1%)
Operating profit percentage	11.6%	14.5%	**

Consolidated Total
Total net sales	$200,358	$170,247	17.7%
Operating profit	$24,444	$24,451	**
Operating profit percentage	12.2%	14.4%	**
** Not a meaningful statistic.

Net sales

During the three months ended March 31, 2006, our net sales grew by $30,111, or 17.7%, compared to the same period in 2005. The June 2005 acquisition of Autotype added $24,627 to sales, which benefited both the ASF and MPS segments. On a currency-adjusted basis, net sales grew by 21.9%. Our ASF segment benefited from volume growth in both our electronics and offshore fluids groups. Our electronics group continued to see growth all through Asia due to favorable market conditions, this increase was partially offset by market weakness in Europe. Our offshore fluids group benefited this quarter from increased oil field development activities throughout the world. Our MPS segment benefited from growth in our digital printer group due to market acceptance of new product offerings. Partially offsetting this increase in our MPS business was a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to a continued soft markets.

Cost of sales and gross profit

Cost of sales for the three months ended March 31, 2006, increased $19,293 or 20.8% when compared to the same period last year. Autotype contributed $15,784, or 81.8% of the increase in cost of sales in the first quarter of 2006. Cost of sales in our existing business units increased $3,509, or 3.8%, which is primarily attributable to higher raw material costs and inefficiencies in certain MPS production facilities. These costs caused a slight decrease in our gross profit percentages, which decreased to 44.2% from 45.6% compared with last year.

Operating expenses

Operating expenses increased $10,825 or 20.3% during the first quarter of 2006 compared to the same quarter in 2005, or 18.5% on a currency adjusted basis. Autotype contributed $6,470, or 59.8% of this increase. Operating expenses in our existing units increased by $4,355 or 8.2%. This increase in the first quarter 2006 is due to $1,913 in expenses related to the write off of costs associated with the unsuccessful pursuit of a major acquisition, restructuring charges of $1,482 and $2,224 of expenses related to the loss on disposal of two insignificant business units. These expenses total $5,619 and were significant contributors to our increase in operating expenses in the first quarter 2006. These expenses were partially offset by the reversal of a contingency accrual of $875 recorded in the first quarter 2006. Operating expenses, excluding these charges and Autotype operating expenses, decreased $1,264 during the first quarter 2006.

During the first quarter of 2006, we recognized a loss on disposal of assets of $2,224 related to two separate disposals. The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported our electronics sales. In 2001, we wrote off all the inventory on MEI’s balance sheet. Inventory was the only significant asset on MEI’s books, and the write off effectively impaired our investment in the subsidiary. In February of this year, we sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664. By selling the subsidiary for one dollar, we saved the cost that would have been associated with shutting the business, including severance, asset disposal, and site clean up costs. This loss is offset in our current quarter income taxes in the income statement as we recorded a larger loss on the tax basis of MEI. This loss effectively reduced our tax rate to 27.2% from 33.3%. The second disposal related to a dormant international business unit that was disposed in the first quarter of 2006. A loss on disposal of assets of $560 was recorded in the first quarter 2006.

Operating profit

Operating profit of $24,444 for the first quarter of 2006 was flat compared to the same period last year. Autotype contributed $2,001 of operating profit during the first quarter of 2006, while our existing business units contributed operating profit of $22,443 for the first quarter of 2006. Operating profit for the existing business units for the first quarter of 2006 was lower by $2,008. Operating profit for the first quarter 2006 was negatively impacted by $5,619 due to the charges discussed above.

Interest income (expense)

Interest income increased $228 in the first quarter of 2006 compared with the same quarter last year. The increase is attributable to slightly higher interest earned on cash deposits, as well as interest paid by the IRS related to tax refunds. Interest expense decreased $956 in the first quarter of 2006 compared with the same quarter last year due an interest expense adjustment recorded in the first quarter of 2006 of $714.

Other income (expense)

For the three months ended March 31, 2006, other expense totaled $(367) compared to income of $30 for the same period in 2005. The increase in expense of $397 is attributable to several minor expense charges recorded in the first quarter of 2006.

Income tax expense

Our effective tax rate for the three months ended March 31, 2006, was 27.2%, down from 32.5% in the same period in 2005. The decrease is due to the disposal of MEI in the three months ended March 31, 2006 as discussed above as well as also lower expected repatriations for 2006 versus 2005 repatriations expected at the same time in 2005. We expect that our effective tax rate for the year will approximate 28.5%. Factors such as pending tax rulings in Europe, our dividend repatriation policy, and the Research and Development tax credit pending in Congress will influence the actual tax rate.

Net earnings

Net earnings during the quarter ended March 31, 2006 increased $1,493 or 12.7% compared to the same period in 2005. The increase is primarily related to Autotype, which contributed approximately $900 to the increase. As discussed above, there are several factors that both positively and negatively impacted our net earnings for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity during the three months ended March 31, 2006 was cash generated from operating activities. We expect that our future working capital, capital expenditures and dividend requirements will be satisfied primarily from existing cash balances, cash generated from operations and available credit facilities.

The table below summarizes our cash flows for the three months ended March 31, 2006 and 2005:

	2006	2005	Variance
Cash provided by (used in):
Operating Activities	$501	$2,023	$(1,522)
Investing Activities	(1,446)	(2,727)	1,281
Financing Activities	2,262	(1,224)	3,486
Effect of exchange rate changes on cash	788	(2,160)	2,948
Net change in cash	$2,105	$(4,088)	$6,193

Cash flow from operating activities declined during the three months ended March 31, 2006, compared to the same period in 2005 primarily as a result of higher income, the timing of tax payments and changes in our inventory, accounts receivable and accrued expenses. Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales. In the first quarter of 2006 we paid taxes totaling $4,655 compared to tax payments of $5,085 in the first quarter of 2005.

Net cash used in investing activities decreased during the three months ended March 31, 2006, compared to the same period in 2005. Driving this change was a decrease in capital spending during the first quarter of 2006. The majority of capital spending during first quarter of 2005 was related to a new plant in China for our ASF segment.

Net cash used in financing activities increased by $3,486 in the quarter ended March 31, 2006, when compared to the same quarter last year. This increase was primarily the result of higher proceeds from the exercise of stock options and higher short-term borrowings, offset by increased dividends paid in the first quarter 2006.

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.'s common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At March 31, 2006, the outstanding authorization to purchase approximately 5,000,000 shares would cost approximately $160,750.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. As of March 31, 2006, we currently have $83,037 in cash and cash equivalents and working capital of $239,921.

Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is $214,227. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and certain foreign currencies, of up to $75,000. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. This long-term credit facility was established in March 2006 to replace a $50,000 long-term credit facility which was to expire in April 2006. We have other uncommitted credit facilities which presently total approximately $50,860.

We have a 9 1/8% Senior Subordinated Notes ("Bond Offering" or “Bonds”), due 2011, for the face amount of $301,500. Interest on this Bond Offering is due semi-annually on January 15th and July 15th. Pursuant to the Bond Offering, we are subject to covenants requiring certain qualitative and quantitative thresholds, including a requirement to maintain a defined fixed charge ratio greater than or equal to 2.25 to 1.0. The incurrence of additional debt (excluding the Bond Offering) is also limited, as are certain defined restricted payments. We were in compliance with all of these covenants as of March 31, 2006. If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the Bonds may be called for payment.

We have a long-term credit arrangement, which consists of a committed revolving loan facility that permits borrowings, denominated in United States dollars and certain foreign currencies, of up to $75,000. This long-term credit facility expires in March 2011. We have other uncommitted credit facilities which presently total approximately $50,860. These credit facilities expire and may be renewed on a yearly basis.

The revolving credit facility above includes the following financial covenants:

•
a ratio of bank-defined earnings before income taxes (“EBIT”) to interest expense greater than 2.75 to 1.0 through December 31, 2006, and 3.0 to 1.0 for any fiscal quarter ending on or after March 31, 2007.

•
a ratio of bank-defined total outstanding debt to earnings before tax, depreciation and amortization (“EBITDA”) to be less than 3.5 to 1.0 through December 31, 2006, and 3.25 to 1.0 for any fiscal quarter ending on or after March 31, 2007.

•	A ratio of bank-defined total outstanding senior debt to earnings before tax, depreciation and amortization (“EBITDA”) to be greater than 2.0 to 1.0.

We were in compliance with all of these covenants as of March 31, 2006. If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. There has been no balance outstanding or activity on this committed revolving loan facility for any of the periods presented.

The following table reflects our ability to fund both our required obligations, anticipated pension funding and our shareholder growth initiatives for next twelve months:

Cash and cash equivalents as of March 31, 2006	$83,037
Other net current monetary assets and liabilities as of March 31, 2006	131,190
214,227

Available borrowings under revolving loan facility	75,000
Availability under other uncommitted credit facilities	50,860
Total cash available and potentially available	340,087

Contractual cash commitments due in next twelve months	42,422
Pension funding expenditures	12,000
Expected capital expenditures	15,000
Expected dividend payments	7,344
Excess of cash available and potentially available over
requirements	$263,321

Our liquidity position remained sufficient as of March 31, 2006. Future pension funding expenditures are discretionary subject to minimum fundings as required by the Employee Retirement Income Security Act, asset performance of  the various plans, changes in pension plan asset allocation and other factors. Our ability to obtain additional financing, if necessary, will depend upon a number of factors, including our future performance and financial results, and capital market conditions. We cannot assure you that we will be able to raise additional capital on reasonable terms or at all.

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

Our critical accounting policies are consistent with those disclosed in our Form 10-K for the year ended December 31, 2005.

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. We adopted the provisions of SFAS 154 in the first quarter of 2006. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS 151 during the first quarter of 2006. The adoption of SFAS 151 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB finalized Staff Position No. SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“SFAS 109-1”), and Staff Position No. SFAS 109-2, Accounting and Disclosure for the Foreign Earnings Provision within the American Jobs Creation Act of 2004 (“SFAS 109-2”). The American Jobs Creation Act of 2004 does not have a significant impact on our first quarter 2006 and 2005 income tax expense.

In December 2004, the FASB issued a revision (“the revision”) of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123(R)”) which also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revision establishes standards for the accounting treatment of transactions in which an entity exchanges its equity instruments for goods or services, as well as certain transactions in which the entity may settle based on the fair value or exchange of the entity's equity instruments. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123(R) to the first annual period that begins after June 15, 2005. We adopted the provisions of SFAS 123(R) during the first quarter of 2006. The adoption of SFAS 123(R)did not have a material impact on our financial position, results of operations or cash flows (see note 4 above).

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

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements: our ability to perform strategic acquisitions and dispositions, our ability to integrate our acquisitions into our operations, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, trends in the specialty chemical and printing industries, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report and in our most recent Annual Report on Form 10-K, our other Securities and Exchange Commission filings and our press releases.

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

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 57% of our net sales and total assets are denominated in currencies other than the US Dollar, predominantly the Euro, the Pound Sterling, the Yen, and the Hong Kong Dollar. For the three months ending March 31, 2006 foreign currency translation had a slight positive effect on net income. The impact of exchange rate changes on operating cash flows historically been comparable to the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities. On September 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. However, there is still one interest rate swap outstanding. This swap formerly hedged our floating rate debt, but because we refinanced these obligations, the swap is now considered speculative. For additional information, see Note 14, Guarantor Financial Statements.  Based upon our current debt structure and expected levels of borrowing for the remainder of 2006, an increase in interest rates would not result in an incremental interest expense.

We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.

ITEM 4:
Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, with the participation of our Chief Executive Officer and our Senior Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance concluded that, as of that date, our disclosure controls and procedures required by paragraph (a) of Exchange Act Rules 13a-15 or 15d-15, were not effective because of the identification of the material weaknesses in our internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our consolidated balance sheet, which resulted in misstatements therein. Goodwill and intangible assets denominated in foreign currencies were not translated into United States Dollars at the current period translation rates as required by Statement of Financial Accounting Standards No. 52 Foreign Currency Translation. Our management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of the foreign currency translations included in our consolidated balance sheet. Management will monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Senior Vice President, Finance, does not expect that our disclosure controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
ITEM 1 : Legal Proceedings
Refer to the notes to the consolidated financial statements, Contingencies and Legal Matters, Note 11.
ITEM 1A : Risk Factors
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially affect our business, operating results and financial condition are described in our most recently filed Form 10-K (Item 1A). There has been no material change in those risk factors.
ITEM 2 : Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3 : Defaults Upon Senior Securities
None.
ITEM 4 : Submission of Matters to a Vote of Security Holders
None.
ITEM 5 : Other Information
On March 29, 2006, we established a new long-term credit facility which increased our borrowing capacity from $50,000 to $75,000. This new long-term credit facility expires in March 2011.

ITEM 6: Exhibits

4	Credit Agreement, dated as of March 29, 2006 among MacDermid Incorporated, the banks signatory there to and Bank of America, N.A. as letter of credit issuing bank and swing line lender
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) and Rule15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) and Rule15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MacDermid, Incorporated
(Registrant)
Date: May 15, 2006	By:	/s/ Daniel H. Leever
Title: Chairman and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Gregory M. Bolingbroke
Title: Senior Vice President, Finance

EXHIBIT 31.1
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
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
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

Date: May 15, 2006	By:	/s/ Daniel H. Leever
Title: Chairman and Chief Executive Officer

EXHIBIT 31.2
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
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
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

Date: May 15, 2006	By:	/s/ Gregory M. Bolingbroke
Title: Senior Vice President, Finance

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MacDermid, Incorporated (“the Corporation”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chairman and Chief Executive Officer and the Senior Vice President, Finance, of the Corporation, respectively, each hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or
     15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2006	By:	/s/ Daniel H. Leever
Title: Chairman and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Gregory M. Bolingbroke
Title: Senior Vice President, Finance