Form 10-Q/A
period 2006-03-31
MACDERMID INC
filed 2006-06-16
CIK 61138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

Amendment Number 1 to Form 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER  1-13889

MacDermid, Incorporated
(Exact name of registrant as specified in its charter)

Connecticut	06-0435750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Blake St. Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (720) 479-3060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2006
Common Stock, no par value	30,834,790 shares

Introductory Note:

This Form 10-Q/A is being filed for the purposes of making changes to the Company’s footnote disclosures related to Basis of Presentation and Goodwill and Intangible Assets Currency Translation Adjustments and making revisions to Item 4 Controls and Procedures included in the Company’s Form 10-Q for the period ended March 31, 2006. The Company has deleted Exhibit 4, Credit Agreement, dated as of March 29, 2006, among MacDermid Incorporated, the banks signatory thereto and Bank of America, N.A. as letter of credit issuing bank and swing line lender from this Form 10-Q/A, which was originally filed as Exhibit 4 to the Company’s Form 10-Q as originally filed on May 15, 2006.

In addition, the Company has updated certifications related to these changes:

•                  Exhibit 31.1 Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002;

•                  Exhibit 31.2 Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002;

•                  Exhibit 32 Certification of Chief Executive Officer and Senior Vice President, Finance pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, the Company has not amended or modified the financial information or other disclosures contained in the Company Form 10-Q as originally filed on May 15, 2006. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on May 15, 2006, nor does it modify or update the disclosures therein in any way other than as required to reflect the changes described above and set forth below. The following represents the Company’s Form 10-Q in its entirety including changes to only those items set forth above.

i

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

Signatures

ii

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands of dollars except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$200,358	$170,247
Cost of sales	111,887	92,594
Gross profit	88,471	77,653
Operating expenses:
Selling, technical and administrative	53,017	46,670
Research and development	7,304	6,532
Loss on disposal	2,224	—
Restructuring	1,482	—
	64,027	53,202
Operating profit	24,444	24,451
Other income (expense):
Interest income	850	622
Interest expense	(6,688)	(7,644)
Miscellaneous (expense) income	(367)	30
	(6,205)	(6,992)

Earnings before income taxes	18,239	17,459
Income taxes	(4,961)	(5,674)
Net earnings	$13,278	$11,785
Earnings per common share:
Basic	$0.43	$0.39
Diluted	$0.43	$0.38
Weighted average common shares outstanding:
Basic	30,658	30,293
Diluted	31,065	30,810

Dividends declared per common share	$0.06	$0.06

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
		(restated)
Assets
Current assets:
Cash and cash equivalents	$83,037	$80,932
Accounts receivable, net of allowance for doubtful receivables of $11,247 and $10,966, respectively	163,469	155,718
Inventories	105,969	92,973
Prepaid expenses	10,942	14,108
Deferred income taxes	14,752	16,629
Total current assets	378,169	360,360

Property, plant and equipment, net of accumulated depreciation of $189,603 and $184,499, respectively	120,755	123,229
Goodwill	243,961	242,935
Intangibles, net of accumulated amortization of $16,065 and $14,793, respectively	41,990	40,916
Deferred income taxes	37,279	37,667
Other assets, net	15,081	14,820
Total assets	$837,235	$819,927

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$64,530	$60,202
Dividends payable	1,846	1,836
Accrued compensation	15,787	16,261
Accrued interest	6,044	12,784
Accrued income taxes payable	11,246	11,461
Short-term notes payable	2,163	498
Current installments of long-term obligations	229	232
Other current liabilities	36,403	38,565
Total current liabilities	138,248	141,839

Long-term debt and capital lease obligations	300,986	301,043
Retirement benefits, less current portion	22,544	22,343
Deferred income taxes	12,067	11,489
Other long-term liabilities	4,712	4,136
Total liabilities	478,557	480,850

Shareholders’ equity
Common stock, authorized 75,000,000 shares, issued 47,319,685 at March 31, 2006, and 47,131,950 shares at December 31, 2005, at stated value of $1.00 per share	47,320	47,132
Additional paid-in capital	45,935	42,869
Retained earnings	378,239	366,807
Accumulated other comprehensive (loss) income	1,838	(3,051)
Less—cost of common shares held in treasury, 16,545,831 at March 31, 2006, 16,546,763 at December 31, 2005	(114,654)	(114,680)
Total shareholders’ equity	358,678	339,077
Total liabilities and shareholders’ equity	$837,235	$819,927

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Three months ended March 31,
	2006	2005
Net cash flows from operating activities:
Net earnings	$13,278	$11,785
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	4,897	3,846
Amortization	1,452	891
Provision for bad debts	463	517
Deferred income taxes	3,072	163
Stock compensation expense	752	2,177
Restructuring	1,482	—
Changes in assets and liabilities:
(Increase) in receivables	(6,792)	(7,825)
(Increase) in inventories	(12,337)	(5,547)
Decrease in prepaid expenses	3,276	1,309
Increase in accounts payable	3,642	3,167
Decrease in accrued expenses	(11,707)	(10,541)
(Decrease) increase in income tax liabilities	(1,001)	196
Other	24	1,885
Net cash flows provided by operating activities	501	2,023

Cash flows from investing activities:
Capital expenditures	(1,562)	(3,006)
Proceeds from disposition of fixed assets	79	16
Other	37	—
Proceeds from disposition of business	—	263
Net cash flows used in investing activities	(1,446)	(2,727)

Cash flows from financing activities:
Net short-term borrowings	1,668	142
Repayments of long-term borrowings	(97)	(204)
Issuance from treasury shares	26	33
Proceeds from exercise of stock options	2,501	17
Dividends paid	(1,836)	(1,212)
Net cash flows provided by (used in) financing activities	2,262	(1,224)

Effect of exchange rate changes on cash and cash equivalents	788	(2,160)
Net increase (decrease) in cash and cash equivalents	2,105	(4,088)
Cash and cash equivalents at beginning of period	80,932	137,829
Cash and cash equivalents at end of period	$83,037	$133,741

Supplemental disclosures of Cash Flow Information:
Cash paid for interest	$13,936	$14,226
Cash paid for income taxes	$4,655	$5,085

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands of dollars, except share and per share amounts)

Note 1.                                  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Certain amounts in the prior period have been restated to conform to current period presentation, including the December 31, 2005 balance sheet accounts of Goodwill, Intangibles, Total Assets, Accumulated other comprehensive (loss) income, Total shareholders’ equity and Total liabilities and shareholders’ equity (See Notes 2 and 6 below) and the March 31, 2005 foreign currency translation adjustment (see Note 7 below). Below are tables that present the balances that have been restated from previously reported amounts due to a correction of an error in accounting for the Company’s historical goodwill and intangible balances:

Balance Sheet Items	December 31, 2005 balance, as reported	Restatement Adjustments	December 31, 2005 balance, restated
Goodwill	$236,532	$6,403	$242,935
Intangibles, net	40,128	788	40,916
Accumulated Other Comprehensive (Loss) Income	(10,242)	7,191	(3,051)
Total Assets	812,736	7,191	819,927
Total Shareholders’ Equity	331,886	7,191	339,077
Total Liabilities and Shareholders’ Equity	812,736	7,191	819,927

Other Comprehensive Income	March 31, 2005 balance, as reported	Restatement Adjustments	March 31, 2005 balance, restated
Foreign currency translation adjustment	$(6,779)	$(2,819)	$(9,598)
Comprehensive income	5,170	(2,819)	2,351

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

Note 2.                                  Goodwill and Intangible Assets Currency Translation Restatement Adjustments

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. In connection with the Company adopting the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, the

Company restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation. As a result, the Company made certain restatement adjustments to the December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.  The Company also restated Other Comprehensive Income for the three months ended March 31, 2005 to correct an error related to foreign currency translation (see note 7 below).

Upon further investigation the Company’s management determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed-down to the books of the geographic business segments, where it is tested for impairment. The Company should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition. The goodwill, however, was pushed-down to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions that benefit from the goodwill.

The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity in the December 31, 2005 Consolidated Balance Sheet, as described in Notes 6 and 7 below.

These restatement adjustments have no impact on earnings as reported in the Company’s financial statements dated December 31, 2005, or any of the tangible assets and liabilities accounts stated therein. For financial reporting purposes, the Company treated these restatement adjustments similar to a reclassification of the affected December 31, 2005 balances.

The restatement adjustments to the Company’s goodwill, intangible assets, and accumulated other comprehensive (loss) income are as follows:

Balance Sheet Item	December 31, 2005 balance, as reported	Restatement Adjustments	December 31, 2005 balance, restated
Goodwill	$236,532	$6,403	$242,935
Intangibles, net	40,128	788	40,916
Accumulated Other Comprehensive (Loss) Income	(10,242)	7,191	(3,051)

As a result of the above restatement adjustments, the following balance sheet totals changed as follows:

Balance Sheet Totals	December 31, 2005 balance, as reported	Restatement Adjustments	December 31, 2005 balance, restated
Total Assets	$812,736	$7,191	$819,927
Total Shareholders’ Equity	331,886	7,191	339,077
Total Liabilities and Shareholders’ Equity	812,736	7,191	819,927

As a result of these restatement adjustments, the Company re-performed its goodwill and intangible assets impairment tests for 2005. The Company added the respective restatement adjustments and compared the adjusted net assets to the discounted cash flows, as calculated in the original impairment test. The restatement adjustments noted above did not trigger an impairment, and as such, the Company concluded that there is no impairment to its goodwill or intangible assets (including the Canning intangibles) as a result of the above restatement adjustments.

On June 20, 2001, MacDermid issued 9 1/8% Senior Subordinated Notes (“Bond Offering”) due 2011. Under the Bond Offering the Company is required to perform tests of certain metrics in order to demonstrate that the Company meets restrictive covenants embedded in the Bond Offering. As a result of the restatement adjustments noted above, the Company adjusted its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement. The restatement adjustments noted above did not trigger a default, and as such, the Company concluded that the above restatement adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

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

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of acquisition. Adjustments to the purchase price allocation during the first quarter ended March 31, 2006 included primarily the working capital revisions and facility consolidation costs described in Note 12. Allocation of the purchase price is as follows:

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

The following table presents the weighted-average assumptions used in the option pricing model for stock options granted during the three months ended March 31, 2006 and 2005, respectively:

	Three months Ended March 31,
	2006	2005
Volatility	31.5%	31.9%
Risk-free interest rate	4.53%	1.60%
Dividend yield	0.80%	0.49%
Expected lives (years)	8.5	6.0
Fair value per option granted	$13.45	$11.07

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

Equity Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	11,163	$28.67
Changes during the period:
Shares granted	76,665	$31.02
Shares vested	—
Shares forfeited	—
Nonvested balance at March 31, 2006	87,828	$30.72

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

The 2006 Plan

In February 2006, the Company’s board of directors, adopted a non-qualified all employee stock option plan approved by the Company’s shareholders in May 2006 (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 1,100,000 shares. Options granted under the 2006 Plan generally are exercisable during a four-year period beginning at the vesting date, which is six years after the grant date, at a  price equal to the average of the Company’s closing common stock price for the previous five trading days preceding the stock option grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. During the three months ended March 31, 2006, 194,856 of stock options were granted to employees, executive officers and non-employee directors of the Company at a fair market price of $30.47. As of March 31, 2006, there are 905,144 shares available for future grant under the 2006 plan. Total compensation expense for the three months ended March 31, 2006 and 2005 related to stock options grants under the 2006 plans was $73 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through March 31, 2006 regarding the Company’s fixed stock option plans:

Fixed Option Plans:

	Outstanding Options	Aggregate IntrinsicValue	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,047,435		$36.81	4.2
Granted	195,206		$30.47
Exercised	(29,685)		$16.47
Forfeited	(60,300)		$39.94
Outstanding, March 31, 2006	1,152,656	$—	$36.08	4.8
Exercisable, March 31, 2006	918,025	$—	$37.62	3.7

The weighted-average grant date fair value of stock options granted under fixed option plans during the three months ended March 31, 2006 and 2005 was $13.45 and $11.07, respectively. The total intrinsic value of stock options exercised under fixed option plans during the three months ended March 31, 2006 and 2005 was $396 and $0, respectively.

As of March 31, 2006, there was $2,460 of unrecognized compensation costs related to non-vested stock options under the fixed option plans that is expected to be recognized over a weighted average period of 3.7 years. The total fair value of stock options vested under the fixed option plans during the three months ended March 31, 2006 and 2005 was $54 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through March 31, 2006 regarding the Company’s indexed stock option plans:

Indexed Option Plan:

	Shares Available for Grant	Outstanding Options	Aggregate IntrinsicValue	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,409,111	3,524,889		$25.41	6.8
Granted	—	—
Exercised	—	(93,500)		$22.57
Forfeited	28,000	(28,000)		$30.79
Index effect	295,237	(295,237)		$12.37
Outstanding, March 31, 2006	1,732,348	3,108,152	$9,666	$26.70	6.7
Exercisable, March 31, 2006	—	1,398,527	$9,944	$22.70	5.4

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

Note 6.                                  Goodwill and Other Intangible Assets

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. As a result, the Company has determined that certain restatement adjustments are necessary as described below to state these assets at the current currency conversion rates.

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

Acquired intangible assets as of March 31, 2006 and December 31, 2005, are as follows:

	As of March 31, 2006
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Patents	$17,920	$(9,581)	$8,339
Trademarks	20,487	(3,278)	17,209
Others	19,648	(3,206)	16,442
Total	$58,055	$(16,065)	$41,990

	As of December 31, 2005
	As Reported Gross Carrying	Restatement Foreign Currency	Accumulated	Restated Net
	Amount	Adjustments	Amortization	Amount
Patents	$17,573	$252	$(9,276)	$8,549
Trademarks	19,908	536	(2,671)	17,773
Others	17,440	—	(2,846)	14,594
Total	$54,921	$788	$(14,793)	$40,916

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

Useful lives for amortizable patents are approximately 15 years. Other intangible assets have useful lives of five to fifteen years.

The following table presents the changes in goodwill allocated to the reportable segments for the three months ended March 31, 2006:

Reportable Segment	As reported balance at December 31, 2005	Restatement Foreign Currency Adjustments	Restated Balance at December 31, 2005	Acquisitions and Purchase Accounting Adjustments	Q1 2006 Currency Translation Adjustments	Balance at March 31, 2006
Advanced Surface Finishing	$155,953	$2,685	$158,638	$(1,274)	$2,120	$159,484
Printing Solutions	80,579	3,718	84,297	(31)	211	84,477
Total	$236,532	$6,403	$242,935	$(1,305)	$2,331	$243,961

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

Note 7.                                  Other Comprehensive Income

The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity as described in Notes 2 and 6 above. These restatement adjustments have no impact on earnings as reported in the Company’s financial statements dated December 31, 2005, or any of the tangible assets, liabilities, or equity accounts stated therein.

The components of comprehensive income for the three months ended March 31, 2006 and 2005, are as follows:

	Three months Ended March 31,
	2006	2005 (Restated)
Net earnings	$13,278	$11,785
Other comprehensive income:
Foreign currency translation adjustment	4,958	(9,598)
Other	(69)	164
Comprehensive income	$18,167	$2,351

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

	Three months Ended March 31,
	2006	2005
Results of operations by segment:
Net sales:
Advanced Surface Finishing
Total segment net sales	$119,048	$101,308
Intersegment sales	(1,888)	(2,167)
Net external sales for the segment	117,160	99,141

Printing Solutions	83,198	71,106
Consolidated net sales	$200,358	$170,247

Operating profit:
Advanced Surface Finishing	$14,754	$14,135
Printing Solutions	9,690	10,316
Consolidated operating profit	$24,444	$24,451

	As of
	March 31,	December 31,
	2006	2005 (Restated)
Identifiable assets by segment:
Advanced Surface Finishing	$546,922	$550,364
Printing Solutions	321,588	316,050
Unallocated corporate assets	108,164	95,430
Intercompany eliminations	(139,439)	(141,917)
Consolidated assets	$837,235	$819,927

Note 9.                                  Inventory

The major components of inventory as of March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006	December 31, 2005

Finished goods	$63,772	$51,820
Raw materials and supplies	35,909	35,679
Equipment	6,288	5,474
Inventories, net	$105,969	$92,973

Note 10.                            Pension and Postretirement Benefit Plans

The following table shows the components of the net periodic pension benefit costs we incurred in the three month ended March 31, 2006 and 2005:

	Three months Ended March 31,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service costs	$1,123	$—	$936	$144
Interest costs	1,077	749	898	815
Expected return on plan assets	(958)	(859)	(798)	(807)
Amortization of prior service costs	7	—	6	—
Recognized actuarial (gain)/loss	100	249	83	286
Net periodic benefit cost	$1,349	$139	$1,125	$438

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

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act provides for certain federal subsidies on drug benefits in retiree health plans. In the third quarter of fiscal 2004, MacDermid adopted FSP 106-2, and, at that time, the Company was unable to assess the impact to our financial statements from the adoption because the legislation related to the exact calculation of a Federal subsidy for qualifying plans had not been finalized. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations on the requirements and operational mechanics for employers filing to receive the 28% federal subsidy. The impact of the finalized regulations was insignificant to the Company’s post-retirement medical plan obligations and expense during the three months ended March 31, 2006 and 2005.

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

During the first quarter of 2006 the Company proceeded with plans to merge Autotype’s Singapore plant into an existing ASF facility in Singapore. The amalgamation of these facilities will not include employee severance, and as such most costs associated with the merger do not qualify as purchase accounting costs and were expensed. During the first quarter of 2006, a charge of $195 was recorded to the income statement related to equipment relocation related to this consolidation initiative.

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three months ended March 31, 2006, by segment:

						As of March 31, 2006
						Total	Total
	Balance,	Q1				costs and	expected
	December 31,	2006	Goodwill	Cash	Non-cash	adjustments	costs and
	2005	Charges	adjustments	payments	adjustments	Q1 2006	adjustments
Printing Solutions:
Equipment relocation	$134	$78	$—	$(9)	$1	$70	$204
Asset disposals	18	—	—	—	—	—	18
Site clean-up Costs	45	—	—	—	—	—	45
Severance and other benefits	1,739	1,163	369	(563)	35	1,004	2,743
Legal and other	5	—	—	—	—	—	5
Total Printing Solutions	$1,941	$1,241	$369	$(572)	$36	$1,074	$3,015

Advanced Surface Finishing:
Equipment relocation	$36	$116	$—	$—	$—	$116	$152
Asset disposals	12	—	—	—	—	—	12
Site clean-up Costs	30	—	—	—	—	—	30
Severance and other benefits	791	125	(135)	(371)	(274)	(655)	136
Total Advanced Surface Finishing	$869	$241	$(135)	$(371)	$(274)	$(539)	$330
Total restructuring charges	$2,810	$1,482	$234	$(943)	$(238)	$535	$3,345
Other acquisition charges	$385	$—	$—	$—	$—	$—	$385
Total	$3,195	$1,482	$234	$(943)	$(238)	$535	$3,730

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

Under MacDermid’s Bond Offering, the Company has several covenants that relate to the Company’s fixed charge ratio (as defined in the Bond Offering agreement), asset sales, incurrence of additional indebtedness, and restricted payments. The restricted payment covenant is used to measure the amount of dividends, share repurchases, and extraordinary repayments of debt that MacDermid may undertake. The covenant provides for a basket, with respect to, the above mentioned items. The basket is created by taking the aggregate of 50% of net income (or 100% of any net loss, adjusted for non-cash charges) since June 2001 to present. When dividend payments are made, they are charged against the basket. As of March 31, 2006 and December 31, 2005, MacDermid had $88,611 and $81,972, respectively, available for future restricted payments. The net assets of the Guarantors are restricted and may not be transferred to anyone other than the Issuer or another Guarantor without the consent of the Trustee of the Bond Offering, subject to specified baskets. Thus the net assets of the Guarantors can be transferred to the Issuer or other Guarantors within the group freely, but cannot be transferred outside the group of Guarantors and the Issuer without the consent of the Trustee of the Bond Offering, subject to certain baskets.

In connection with the restatement adjustments made to goodwill, intangibles and accumulated other comprehensive (loss) income as described in Note 2, 6 and 7 above, the Company recalculated certain ratios whose components changed as a result of these restatement adjustments. The Company adjusted its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement. The restatement adjustments noted above did not trigger a default, and as such, the Company concluded that the above restatement adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

Certain amounts in the Condensed Consolidating Balance Sheet as of December 31, 2005 were restated. The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity in the Condensed Consolidating Balance Sheet as of December 31, 2005. The equity method was used by MacDermid with respect to investments in subsidiaries for these financial statements. The equity method also has been used by subsidiary guarantors with respect to investments in non-guarantor subsidiaries. Financial statements for subsidiary guarantors are presented as a combined entity. The financial information includes certain allocations of revenues and expenses based on management’s best estimates, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005.

The following financial information sets forth our Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005; the Condensed Consolidating Statements of Earnings for the three months ending March 31, 2006 and 2005; and the Condensed Consolidating Statements of Cash Flows for the three months ending March 31, 2006 and 2005:

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$20,617	$62,778	$136,731	$(19,768)	$200,358
Cost of sales	12,970	38,572	80,113	(19,768)	111,887
Gross profit	7,647	24,206	56,618	—	88,471

Operating expenses:
Selling, technical and administrative	12,463	11,086	29,468	—	53,017
Research and development	1,618	2,473	3,213	—	7,304
Loss on Disposal	—	—	2,224	—	2,224
Restructuring	106	493	883	—	1,482
	14,187	14,052	35,788	—	64,027
Operating (loss) profit	(6,540)	10,154	20,830	—	24,444

Equity in earnings of subsidiaries	20,891	14,428	—	(35,319)	—
Interest income	721	36	93	—	850
Interest expense	(6,638)	22	(72)	—	(6,688)
Miscellaneous income (expense), net	154	34	(555)	—	(367)
	15,128	14,520	(534)	(35,319)	(6,205)

Earnings (loss) before taxes	8,588	24,674	20,296	(35,319)	18,239
Income tax benefit (expense)	4,690	(3,783)	(5,868)	—	(4,961)
Net earnings (loss)	$13,278	$20,891	$14,428	$(35,319)	$13,278

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$22,519	$45,004	$110,543	$(7,819)	$170,247
Cost of sales	15,170	22,027	63,216	(7,819)	92,594
Gross profit	7,349	22,977	47,327	—	77,653

Operating expenses:
Selling, technical and administrative	10,889	8,256	27,525	—	46,670
Research and development	1,679	2,271	2,582	—	6,532
	12,568	10,527	30,107	—	53,202
Operating (loss) profit	(5,219)	12,450	17,220		24,451

Equity in earnings of subsidiaries	19,880	11,652	—	(31,532	—
Interest income	340	1	281	—	622
Interest expense	(7,570)	—	(74)	—	(7,644)
Miscellaneous income (expense), net	154	262	(386)	—	30
	12,804	11,915	(179)	(31,532)	(6,992)

Earnings (loss) before taxes	7,585	24,365	17,041	(31,532)	17,459
Income tax benefit (expense)	4,200	(4,485)	(5,389)	—	(5,674)
Net earnings (loss)	$11,785	$19,880	$11,652	$(31,532)	$11,785

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH  31, 2006

(UNAUDITED)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$42,414	$2,467	$38,156	$—	$83,037
Accounts receivables, net	12,459	20,551	130,459	—	163,469
Due (to) from affiliates	27,803	94,361	(122,164)	—	—
Inventories, net	7,864	34,409	63,696	—	105,969
Prepaid expenses	2,099	1,650	7,193	—	10,942
Deferred income taxes	8,051	1,849	4,852	—	14,752
Total current assets	100,690	155,287	122,192	—	378,169

Property, plant and equipment, net	11,908	32,315	76,532	—	120,755
Goodwill	51,525	79,112	113,324	—	243,961
Intangibles, net	—	4,394	37,596	—	41,990
Investments in subsidiaries	513,142	257,161	—	(770,303)	—
Deferred income taxes	16,785	8,536	11,958	—	37,279
Other assets, net	5,911	4,120	5,050	—	15,081
	$699,961	$540,925	$366,652	$(770,303)	$837,235

Current liabilities:
Accounts and dividends Payable	$8,919	$12,700	$44,757	$—	$66,376
Accrued compensation	1,781	2,292	11,714	—	15,787
Accrued interest	5,812	129	103	—	6,044
Accrued income taxes payable	(907)	5,952	6,201	—	11,246
Other current liabilities	16,081	6,187	16,527	—	38,795
Total current liabilities	31,686	27,260	79,302	—	138,248

Long-term obligations	300,550	271	165	—	300,986
Retirement benefits, less Current portion	5,192	—	17,352	—	22,544
Deferred income taxes	—	—	12,067	—	12,067
Other long-term liabilities	3,855	252	605	—	4,712
Total liabilities	341,283	27,783	109,491	—	478,557

Total shareholders’ equity	358,678	513,142	257,161	(770,303)	358,678
Total Liabilities and Shareholders’ Equity	$699,961	$540,925	$366,652	$(770,303)	$837,235

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

(UNAUDITED)

(RESTATED)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$46,925	$3,131	$30,876	$—	$80,932
Accounts receivables, net	10,811	22,799	122,108	—	155,718
Due (to) from affiliates	23,496	94,217	(117,713)	—	—
Inventories, net	5,994	27,606	59,373	—	92,973
Prepaid expenses	3,122	1,749	9,237	—	14,108
Deferred income taxes	11,372	—	5,257	—	16,629
Total current assets	101,720	149,502	109,138	—	360,360

Property, plant and equipment, net	16,362	28,924	77,943	—	123,229
Goodwill	51,760	79,112	112,063	—	242,935
Intangibles, net	—	4,880	36,036	—	40,916
Investments in subsidiaries	484,326	245,050	—	(729,376)	—
Deferred income taxes	25,550	—	12,117	—	37,667
Other assets, net	6,222	3,866	4,732	—	14,820
	$685,940	$511,334	$352,029	$(729,376)	$819,927

Current liabilities:
Accounts and dividends
Payable	$9,122	$9,950	$42,966	$—	$62,038
Accrued compensation	2,118	3,248	10,895	—	16,261
Accrued interest	12,654	24	106	—	12,784
Accrued income taxes payable	(2,350)	7,622	6,189	—	11,461
Other current liabilities	16,465	5,643	17,187	—	39,295
Total current liabilities	38,009	26,487	77,343	—	141,839

Long-term obligations	300,516	271	256	—	301,043
Retirement benefits, less Current portion	5,066	—	17,277	—	22,343
Deferred income taxes	—	—	11,489	—	11,489
Other long-term liabilities	3,271	250	615	—	4,136
Total liabilities	346,862	27,008	106,980	—	480,850

Total shareholders’ equity	339,078	484,326	245,049	(729,376)	339,077
Total Liabilities and Shareholders’ Equity	$685,940	$511,334	$352,029	$(729,376)	$819,927

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries

Net cash flows (used in) provided by operating activities	$(5,301)	$1,697	$4,105	501

Investing activities:
Capital expenditures	(140)	(2,215)	793	(1,562)
Proceeds from disposition of fixed assets	—	—	79	79
Other	234	(145)	(52)	37

Net cash flows (used in) provided by investing activities	94	(2,360)	820	(1,446)

Financing activities:
Net proceeds from short-term borrowings	—	—	1,668	1,668
Repayments of long-term borrowings	—	—	(97)	(97)
Issuance of treasury shares	26			26
Proceeds from exercise of stock options	2,501	—	—	2,501
Dividends paid	(1,836)	—	—	(1,836)
Net cash flows provided by (used in) financing activities	691	—	1,571	2,262

Effect of exchange rate Changes on cash and cash equivalents	—	—	788	788

Net increase (decrease) in cash and cash equivalents	(4,516)	(663)	7,284	2,105

Cash and cash equivalents at beginning of period	46,925	3,131	30,876	80,932

Cash and cash equivalents at end of period	$42,409	$2,468	$38,160	$83,037

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries

Net cash flows (used in) provided by operating activities	$(17,337)	$7,467	$11,893	$2,023

Investing activities:
Capital expenditures	(696)	(485)	(1,825)	(3,006)
Proceeds from disposition of fixed assets and business	—	—	279	279
Net cash flows (used in) provided by investing activities	(696)	(485)	(1,546)	(2,727)

Financing activities:
Net proceeds from (repayments of) short-term borrowings	8,822	(8,067)	(613)	142
Repayments of long-term borrowings	—	(57)	(147)	(204)
Issuance of treasury shares	33	—	—	33
Proceeds from exercise of stock options	17	—	—	17
Dividends paid	6,103	1,239	(8,554)	(1,212)
Net cash flows provided by (used in) financing activities	14,975	(6,885)	(9,314)	(1,224)

Effect of exchange rate Changes on cash and cash equivalents	—	—	(2,160)	(2,160)

Net increase (decrease) in cash and cash equivalents	(3,058)	97	(1,127)	(4,088)

Cash and cash equivalents at beginning of period	69,512	688	67,629	137,829

Cash and cash equivalents at end of period	$66,454	$785	$66,502	$133,741

ITEM 2:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

(in thousand of dollars, except shares and per share data)

CONSOLIDATED OVERVIEW

Goodwill and Intangible Asset Restatement Adjustments

As discussed in Notes 2, 6 and 7 above, in the first quarter of fiscal 2006 we reviewed our foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. In connection with our adoption of the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, we restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation. As a result, we made certain restatement adjustments to our December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates. We also restated Other Comprehensive Income for the three months ended March 31, 2005 to correct an error related to foreign currency translation

We also determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed down to the books of the geographic business segments, where it is tested for impairment. We should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition. The goodwill, however, was pushed-down to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions that benefit from the goodwill.

The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity in our December 31, 2005 Consolidated Balance Sheet.

These restatement adjustments have no impact on earnings as reported in our financial statements dated December 31, 2005, or any of the tangible assets and liabilities accounts stated therein. For financial reporting purposes, we treated these restatement adjustments similar to a reclassification of the affected December 31, 2005 balances.

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

•                  adding new products through internal research and development, relying heavily on our internal knowledge base,

•                  strengthening the common identity of our products through a new branding initiative called “Yes We Can!”, and

•                  strategic acquisitions of companies, products, or technologies.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 56% of our net sales and identifiable assets for the three month period ended and as of March 31, 2006, are denominated in currencies other than the United States dollar. These currencies include predominantly the Euro, British Pound, the Hong Kong dollar and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker United States dollar and are adversely affected by a stronger United States dollar relative to the foreign currency. For the three months ended March 31, 2006, net sales and net earnings were positively impacted as the dollar weakened against both the Euro and Pound when compared to exchange rates at the beginning of the year. When compared with the same period last year, net sales and net earnings were negatively impacted as the dollar strengthened against both the Euro and the Pound. In both cases, the absolute impact on earnings was immaterial.

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

**    Not a meaningful statistic.

Net sales

During the three months ended March  31, 2006, our net sales grew by $30,111, or 17.7%, compared to the same period in 2005. The June 2005 acquisition of Autotype added $24,627 to sales, which benefited both the ASF and MPS segments. On a currency-adjusted basis, net sales grew by 21.9%. Our ASF segment benefited from volume growth in both our electronics and offshore fluids groups. Our electronics group continued to see growth all through Asia due to favorable market conditions, this increase was partially offset by market weakness in Europe. Our offshore fluids group benefited this quarter from increased oil field development activities throughout the world. Our MPS segment benefited from growth in our digital printer group due to market acceptance of new product offerings.  Partially offsetting this increase in our MPS business was a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to continued soft markets.

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

Our Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of our common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market. Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). At March 31, 2006, the outstanding authorization to purchase approximately 5,000,000 shares would cost approximately $160,750.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations. As of March 31, 2006, we currently have $83,037 in cash and cash equivalents and working capital of $239,921. Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is $214,227. We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in United States dollars and certain foreign currencies, of up to $75,000. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. This long-term credit facility was established in March 2006 to replace a $50,000 long-term credit facility which was to expire in April 2006. We have other uncommitted credit facilities which presently total approximately $50,860.

We have a 9 1/8% Senior Subordinated Notes (“Bond Offering” or “Bonds”), due 2011, for the face amount of $301,500. Interest on this Bond Offering is due semi-annually on January 15th and July 15th. Pursuant to the Bond Offering, we are subject to covenants requiring certain qualitative and quantitative thresholds, including a requirement to maintain a defined fixed charge ratio greater than or equal to 2.25 to 1.0. The incurrence of additional debt (excluding the Bond Offering) is also limited, as are certain defined restricted payments. We were in compliance with all of these covenants as of March 31, 2006. If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the Bonds may be called for payment.

We have a long-term credit arrangement, which consists of a committed revolving loan facility that permits borrowings, denominated in U.S. dollars and certain foreign currencies, of up to $75,000. This long-term credit facility expires in March 2011. We have other uncommitted credit facilities which presently total approximately $50,860. These credit facilities expire and may be renewed on a yearly basis.

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

In December 2004, the FASB issued a revision (“the revision”) of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123(R)”) which also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revision establishes standards for the accounting treatment of transactions in which an entity exchanges its equity instruments for goods or services, as well as certain transactions in which the entity may settle based on the fair value or exchange of the entity’s equity instruments.   In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123(R) to the first annual period that begins after June 15, 2005. We adopted the provisions of SFAS 123(R) during the first quarter of 2006. The adoption of SFAS 123(R) did not have a material impact on our financial position, results of operations or cash flows (see note 4 above).

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

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:  our ability to perform strategic acquisitions and dispositions, our ability to integrate our acquisitions into our operations, environmental liabilities, changes in general economic, business and industry conditions, changes in current advertising, promotional and pricing levels, changes in political and social conditions and local regulations, foreign currency fluctuations, trends in the specialty chemical and printing industries, inflation, significant litigation; changes in sales mix, competition, disruptions of established supply channels, degree of acceptance of new products, difficulty of forecasting sales at various times in various markets, the availability, terms and deployment of capital, and the other factors discussed elsewhere in this report and in our most recent Annual Report on Form 10-K, our other Securities and Exchange Commission filings and our press releases.

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

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 57% of our net sales and total assets are denominated in currencies other than the United States Dollar, predominantly the Euro, the British Pound, the Japanese Yen, and the Hong Kong Dollar. For the three months ending March 31, 2006 foreign currency translation had a slight positive effect on net income. The impact of exchange rate changes on operating cash flows historically been comparable to the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities. On September 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. However, there is still one interest rate swap outstanding. This swap formerly hedged our floating rate debt, but because we refinanced these obligations, the swap is now considered speculative. For additional information, see Note 14 above, Guarantor Financial Statements. Based upon our current debt structure and expected levels of borrowing for the remainder of 2006, an increase in interest rates would not result in an incremental interest expense.

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

Our management, with the participation of our Chief Executive Officer and our Senior Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance concluded that, as of that date, our disclosure controls and procedures required by paragraph (a) of Exchange Act Rules 13a-15 or 15d-15, were effective, even though we identified an error and a material weaknesses in our internal control over accounting for foreign currency translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income described below. The material weakness related to our accounting for foreign currency translation and consequently to the preparation of the Statement of Comprehensive Income, and did not extend to our entire system of internal control over financial reporting. Accordingly, management believes that our disclosure controls and procedures were effective as of the end of the periods covered by our reports. The error noted was first recognized in April 2006, while management and our new independent auditor were reviewing our financial statements in preparation of our March 31, 2006 Form 10-Q and is further explained below.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During preparation of our March 31, 2006 Form 10-Q management and our new independent auditors reviewed our historical goodwill and intangible balances. Upon further review it was determined that our historical foreign goodwill and intangibles balances were not correctly translated into United States Dollars after we had adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combination  (“SFAS 141”) on April 1, 2001. SFAS 141 required us to allocate goodwill and intangibles to our business units that benefited the most from assets acquired in a business combination. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates consistent. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005 and an understatement in Other Comprehensive Income for the year ended December 31, 2005.

An error was identified related to our accounting for foreign currency translation in our consolidation process and consequently to the preparation of the Statement of Comprehensive Income. Goodwill and intangible assets denominated in foreign currencies were not translated into United States Dollars at the current period translation rates as required by Statement of Financial Accounting Standards No. 52 Foreign Currency Translation. The error in our accounting for foreign currency translation was corrected by restating our December 31, 2005 balances that were affected by this error. Our management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of the foreign currency translations included in our consolidated balance sheet and preparation of the Statement of Comprehensive Income. Management will monitor, evaluate and test the operating effectiveness of these controls.

In light of the error described above, as of the date of the filing of this Form 10-Q/A, we have adopted remedial measures to address the deficiency in our internal control that gave rise to the understatement of goodwill and intangibles balances as of December 31, 2005 and the understatement of Other Comprehensive Income for the year ended December 31, 2005. In addition, we have applied compensating procedures and processes as necessary to ensure the accuracy of our financial reporting. Such additional procedures included a comprehensive review of our foreign goodwill and intangible balances and Other Comprehensive Income, a risk assessment of our accounting policies and procedures and the commencement of discussions with outside professional service firms to perform a review of our accounting policies and procedures. Accordingly, management believes that the consolidated financial statements included in the quarterly report presents fairly, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented. Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MacDermid, Incorporated
(Registrant)

Date: June 16, 2006	/s/ Daniel H. Leever
Daniel H. Leever
Chairman and Chief Executive Officer

Date: June 16, 2006	/s/ Gregory M. Bolingbroke
Gregory M. Bolingbroke
Senior Vice President, Finance