Form 10-Q
period 2006-06-30
MACDERMID INC
filed 2006-08-09
CIK 61138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Registrant’s telephone number, including area code (720) 479-3062

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, no par value	30,835,962 shares

MACDERMID, INCORPORATED
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands of dollars except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$207,257	$178,281	$407,615	$348,528
Cost of sales	115,882	98,255	227,769	190,849
Gross profit	91,375	80,026	179,846	157,679

Operating expenses:
Selling, technical and administrative	54,727	49,907	107,745	96,577
Research and development	7,996	6,509	15,300	13,041
Loss on disposal	—	—	2,224	—
Restructuring	622	—	2,107	—
	63,345	56,416	127,376	109,618
Operating profit	28,030	23,610	52,470	48,061

Other income (expense):
Interest income	690	676	1,540	1,298
Interest expense	(7,312)	(7,725)	(13,998)	(15,369)
Other, net	(14)	(622)	(378)	(592)
	(6,636)	(7,671)	(12,836)	(14,663)

Earnings before income taxes	21,394	15,939	39,634	33,398
Income taxes	(5,859)	(4,011)	(10,820)	(9,685)
Net earnings	$15,535	$11,928	$28,814	$23,713

Earnings per common share:
Basic	$0.50	$0.39	$0.94	$0.78
Diluted	$0.49	$0.39	$0.92	$0.77

Weighted average common shares outstanding:
Basic	30,808,018	30,348,830	30,734,081	30,321,662
Diluted	31,402,758	30,787,829	31,234,851	30,799,337

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$99,041	$80,932
Accounts receivable, net of allowance for doubtful receivables of $11,459 and $10,966, respectively	170,001	155,718
Inventories, net	115,886	92,973
Prepaid expenses	13,710	14,108
Deferred income taxes	15,589	16,629
Total current assets	414,227	360,360

Property, plant and equipment, net of accumulated depreciation of $197,687 and $184,499, respectively	122,229	123,229
Goodwill	250,934	242,935
Intangibles, net of accumulated amortization of $18,239 and $14,793, respectively	42,211	40,916
Deferred income taxes	37,073	37,667
Other assets, net	14,946	14,820
Total assets	$881,620	$819,927

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$68,798	$60,202
Dividends payable	1,850	1,836
Accrued compensation	16,726	16,261
Accrued interest	13,043	12,784
Accrued income taxes payable	10,189	11,461
Short-term notes payable	1,001	498
Current installments of long-term obligations	221	232
Other current liabilities	42,770	38,565
Total current liabilities	154,598	141,839
Long-term debt and capital lease obligations	300,972	301,043
Retirement benefits, less current portion	22,797	22,343
Deferred income taxes	12,582	11,489
Other long-term liabilities	4,273	4,136
Total liabilities	495,222	480,850
Shareholders’ equity
Common stock, authorized 75,000,000 shares, issued 47,365,063 at June 30, 2006, and 47,131,950 shares at December 31, 2005, at stated value of $1.00 per share	47,365	47,132
Additional paid-in capital	47,985	42,869
Retained earnings	391,924	366,807
Accumulated other comprehensive (loss) income	13,778	(3,051)
Less — cost of common shares held in treasury, 16,545,831 at June 30, 2006, 16,546,763 at December 31, 2005	(114,654)	(114,680)
Total shareholders’ equity	386,398	339,077
Total liabilities and shareholders’ equity	$881,620	$819,927

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Six months ended June 30,
	2006	2005
Net cash flows from operating activities:
Net earnings	$28,814	$23,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,913	7,617
Amortization	2,970	1,788
Provision for bad debts	573	738
Deferred income taxes	3,509	625
Stock compensation expense	2,248	4,050
Restructuring	2,107	—
In-process research and development	—	386
Changes in assets and liabilities
Increase in receivables	(9,146)	(11,414)
Increase in inventories	(19,669)	(7,948)
Decrease in prepaid expenses	878	71
Increase in accounts payable	5,727	1,016
Increase (decrease) in accrued expenses	(704)	1,542
Increase (decrease) in income tax liabilities	(2,090)	2,024
Other	(4,194)	2,660
Net cash flows provided by operating activities	20,936	26,868

Cash flows from investing activities:
Capital expenditures	(5,099)	(7,826)
Proceeds from disposition of fixed assets	289	778
Acquisition of business, net of cash acquired	—	(89,270)
Disposition of business	—	263
Net cash flows used in investing activities	(4,810)	(96,055)

Cash flows from financing activities:
Net short-term borrowings (repayments)	443	10,912
Repayments of long-term borrowings	(156)	(255)
Issuance from treasury shares	26	33
Proceeds from exercise of stock options	3,101	260
Dividends paid	(3,682)	(3,031)
Net cash flows provided by (used in) financing activities	(268)	7,919

Effect of exchange rate changes on cash and cash equivalents	2,251	(6,447)
Net (decrease) increase in cash and cash equivalents	18,109	(67,715)
Cash and cash equivalents at beginning of period	80,932	137,829
Cash and cash equivalents at end of period	$99,041	$70,114
Supplemental disclosures of Cash Flow Information:
Cash paid for interest	$13,952	$14,731
Cash paid for income taxes	$10,569	$7,627

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands of dollars, except share and per share amounts)

Note 1.                                  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been restated to conform to current period presentation, including the December 31, 2005 balance sheet accounts of Goodwill, Intangibles, Total Assets, Accumulated Other Comprehensive (Loss) Income, Total Shareholders’ Equity and Total Liabilities and Shareholders’ Equity (See Notes 2 and 7 below) and the June 30, 2005 foreign currency translation adjustment (see Note 8 below).  Below are tables that present the balances that have been restated from previously reported amounts due to a correction of an error in accounting for the Company’s historical goodwill and intangible balances:

Balance Sheet Items	December 31, 2005 balance, as reported	Restatement Adjustments	December 31, 2005 balance, restated
Goodwill	$236,532	$6,403	$242,935
Intangibles, net	40,128	788	40,916
Accumulated Other Comprehensive (Loss) Income	(10,242)	7,191	(3,051)
Total Assets	812,736	7,191	819,927
Total Shareholders’ Equity	331,886	7,191	339,077
Total Liabilities and Shareholders’ Equity	812,736	7,191	819,927

Other Comprehensive Income	Three months ended June 30, 2005 balance, as reported	Restatement Adjustments	Three months ended June 30, 2005 balance, restated
Foreign currency translation adjustment	$(10,288)	$(7,092)	$(17,380)
Other	545	2,539	3,084
Comprehensive income (loss)	$2,185	$(4,553)	$(2,368)

Other Comprehensive Income	Six months ended June 30, 2005 balance, as reported	Restatement Adjustments	Six months ended June 30, 2005 balance, restated
Foreign currency translation adjustment	$(17,067)	$(9,748)	$(26,815)
Other	709	3,003	3,712
Comprehensive income	$7,355	$(6,745)	$610

In the opinion of MacDermid, Incorporated  and its subsidiaries (collectively “MacDermid” or the “Company”) management, the accompanying unaudited consolidated  financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of MacDermid as of June 30, 2006 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year.  These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in MacDermid’s Annual Report for the year ended December 31, 2005.

Note 2.                                  Goodwill and Intangible Assets Currency Translation Restatement Adjustments

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates.  This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005.  In connection with the Company adopting the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, the Company restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation.  As a result, the Company made certain restatement adjustments to the December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.   The Company also restated Other Comprehensive Income for the three and six months ended June 30, 2005 to correct an error related to foreign currency translation (see note 8 below).

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

The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity in the December 31, 2005 Consolidated Balance Sheet, as described in Notes 7 and 8 below.

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

On June 20, 2001, MacDermid issued 9 1/8% Senior Subordinated Notes (“Bond Offering”) due 2011.  Under the Bond Offering the Company is required to perform tests of certain metrics in order to demonstrate that the Company meets restrictive covenants embedded in the Bond Offering.  As a result of the restatement adjustments noted above, the Company restated its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement.  The restatement adjustments noted above did not trigger a default, and as such, the Company concluded that the above restatement adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

Note 3.                                  New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company is currently in the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity.   The Company is currently in the process of evaluating the expected effect of FSP FIN No. 46(R)-6 on its consolidated financial statements and is not yet in a position to determine such effects.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change.  The Company adopted the provisions of SFAS 154 in the first quarter of 2006.  The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4.                                  Acquisitions

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

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition.  The estimated purchase price allocations are subject to adjustment, generally within one year of the date of acquisition.  Adjustments to the purchase price allocation during the six months ended June 30, 2006 included primarily the working capital revisions and facility consolidation costs described in Note 12.  Allocation of the purchase price is as follows:

Current assets, net of cash acquired	$30,673
Fixed assets and other	22,586
Intangible assets	15,794
Acquired in-process research and development	386
Goodwill	42,048
Total assets acquired	111,487
Current liabilities	(12,641)
Long-term debt	(377)
Deferred tax liability	(6,037)
Total liabilities assumed	(19,055)
Net assets acquired	$92,432

The results of operations from the Autotype acquisition were included in the accompanying Consolidated Financial Statements since the acquisition date.

Note 5.                                  Earnings Per Common Share and Other Common Share Information

Earnings per share (“EPS”) is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares.  The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method.  For the three months ended June 30, 2006 and 2005, 1,765,726 and 2,418,015, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, 2,211,699 and 2,417,983, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic common shares	30,808,018	30,348,830	30,734,081	30,321,662
Dilutive effect of stock options	594,740	438,999	500,770	477,675
Diluted common shares	31,402,758	30,787,829	31,234,851	30,799,337

Note 6.                                  Stock-Based Plans

MacDermid grants stock options and stock awards to Board members and to employees.   Effective January 1, 2006, MacDermid adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options.  SFAS 123(R) was adopted using the modified prospective method of application.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods.  Results from prior periods have not been restated.  Prior to the adoption of SFAS 123(R), MacDermid adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively, to all stock options granted, modified or settled after April 1, 2001.  Accordingly, compensation expense was measured using the fair value at the date of grant for options granted after April 1, 2001.  The resulting expense is amortized over the period in which the options are earned.    During the three and six months ended June 30, 2006, $1,482 and $2,079, respectively, was charged to expense related to stock options.  During the three and six months ended June 30, 2005, $1,873 and $3,915, respectively, was charged to expense related to stock options.

The following table presents the weighted-average assumptions used in the option pricing model for stock options granted during the three and six months ended June 30, 2006 and 2005, respectively:

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Volatility	28.9%	31.9%	28.9%	31.9%
Risk-free interest rate	5.07%	1.60%	5.07%	1.60%
Dividend yield	0.70%	0.49%	0.70%	0.49%
Expected lives (years)	8.0	6.0	8.0	6.0
Fair value per option granted	$15.75	$11.07	$15.75	$11.07

For all of MacDermid’s stock options, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model.  The expected life of the stock options represents the period of time the stock options are expected to be outstanding and is based on historical trends.

MacDermid has five stock incentive plans under which there are outstanding stock options.  These plans have different terms and features as described below:

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

The changes above were approved by the Company’s shareholders in May 2006.

All shares of restricted stock issued under this plan must be held and cannot be sold or transferred, except to the Company, for a period of three or four years depending on the date the restricted shares were originally awarded.  The Company recognizes compensation expense for shares issued under this plan equal to the market value of the shares on the date of grant. For stock awards granted prior to 2006, the stock awards are granted at fair market value and the related expense is recognized at the date of grant.  For stock awards granted after January 1, 2006, the stock awards are granted at fair market value and the related expense is recognized over the vesting terms of stock awards.  The amount of expense recognized during the three and six months ended June 30, 2006 was $160 and $160, respectively.  The amount of expense recognized during the three and six months ended June 30, 2005 was $0 and $135, respectively.  The following table summarizes stock award activity from December 31, 2005 through June 30, 2006 regarding the Company’s equity incentive plan:

Equity Incentive Plan:	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	11,163	$28.67
Changes during the period:
Shares granted	76,665	$34.40
Shares vested	—
Shares forfeited	—
Nonvested balance at June 30, 2006	87,828	$33.67

As of June 30, 2006, there was $2,477 of total unrecognized compensation cost related to stock awards granted under the Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Option Plans

The 1992 Plan

In 1993, MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1992 (the “1992 Plan”).  The 1992 Plan provides for the issuance of up to 2,700,000 shares.  Options granted under the 1992 plan, which vest between four and six years, are generally exercisable at a fixed price that can be as low as two-thirds of the market price at the grant date.  The options are exercisable into restricted shares of common stock, which cannot be sold or transferred, except back to MacDermid at cost, during the four-year period commencing with the exercise date.  In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1992 Plan.  As of June 30, 2006, there were 12,065 options outstanding under the 1992 plan.

The 1998 Plan

MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1999 (the “1998 Plan”).  The 1998 Plan provides for the issuance of up to 1,500,000 shares.  Options granted under the 1998 Plan generally are exercisable during a ten-year period beginning with the grant date, at a fixed price equal to a one-third-premium over market price at the date of grant.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided, under the terms of the plan, at the time of grant.  In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1998 Plan.  As of June 30, 2006, there were 793,400 options outstanding under the 1998 plan.

The 2001 Executive Plan

MacDermid adopted a non-qualified key executive stock option plan, approved by shareholders in July 2001 (the “2001 Executive Plan”).  The 2001 Executive Plan, as amended by MacDermid’s shareholders in 2004, provides for the issuance of up to 5,000,000 shares.  Options granted under the 2001 Executive Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant.  The options are also subject to an “Index Effect”, which involves two tiers of variability:

•                  The option price is variable, either up or down, based upon the market price at date of grant, adjusted for MacDermid’s stock price performance in comparison to the Standard and Poor’s Specialty Chemicals Index during the six years following the date of grant.  The options initially had exercise prices ranging from $16.75 to $38.65 per share; the exercise prices of these options as of June 30, 2006, now range from $19.72 to $38.65 per share based on Company stock price performance.

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

As of June 30, 2006, there were 2,724,994 options outstanding under the 2001 Executive plan.

The 2001 Employee Plan

In 2001, the Company adopted a non-qualified all employee stock option plan, approved by shareholders in July 2001 (the “2001 Employee Plan”).  The 2001 Employee Plan provides for the issuance of up to 1,000,000 shares.  Options granted under the 2001 Employee Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date, at a fixed price equal to the market price at the date of grant.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant.  In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 2001 Employee Plan.  As of June 30, 2006, there were 177,160 options outstanding under the 2001 Employee plan.

The 2006 Plan

In February 2006, the Company’s board of directors, adopted a non-qualified all employee stock option plan approved by the Company’s shareholders in May 2006 (the “2006 Plan”).  The 2006 Plan provides for the issuance of up to 1,100,000 shares.  Options granted under the 2006 Plan generally are exercisable during a four-year period beginning at the vesting date, which is six years after the grant date, at a  price equal to the average of the Company’s closing common stock price for the previous five trading days preceding the stock option grant.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant.  During the three and six months ended June 30, 2006, 0 and 194,857, respectively, of stock options were granted to employees, executive officers and non-employee directors of the Company at a fair market price of $30.47.  As of June 30, 2006, there are 905,144 shares available for future grant under the 2006 plan.  Total compensation expense for the three and six months ended June 30, 2006 related to stock options grants under the 2006 plans was $85 and $85, respectively.  Total compensation expense for the three and six months ended June 30, 2005 related to stock options grants under the 2006 plans was $0 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through June 30, 2006 regarding the Company’s fixed stock option plans:

Fixed Option Plans:	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,047,435		$36.81	4.2
Granted	194,856		$30.47
Exercised	(58,210)		$16.92
Forfeited	(6,599)		$21.32
Outstanding, June 30, 2006	1,177,482	$—	$36.83	4.6
Exercisable, June 30, 2006	945,751	$—	$38.47	3.4

The weighted-average grant date fair value of stock options granted under fixed option plans during the three and six months ended June 30, 2006 was $0 and $15.75, respectively.  The weighted-average grant date fair value of stock options granted under fixed option plans during the three and six months ended June 30, 2005 was $0 and $11.07, respectively.   The total intrinsic value of stock options exercised under fixed option plans during the three and six months ended June 30, 2006 was $403 and $799, respectively.   The total intrinsic value of stock options exercised under fixed option plans during the three and six months ended June 30, 2005 was $3,883 and $3,883, respectively.

As of June 30, 2006, there was $3,149 of unrecognized compensation costs related to non-vested stock options under the fixed option plans that is expected to be recognized over a weighted average period of 4.6 years.  The total fair value of stock options vested under the fixed option plans during the three and six months ended June 30, 2006 was $0 and $54, respectively.  The total fair value of stock options vested under the fixed option plans during the three and six months ended June 30, 2005 was $0 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through June 30, 2006 regarding the Company’s indexed stock option plans:

Indexed Option Plan:	Shares Available for Grant	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,409,111	3,524,889		$25.41	6.8
Granted	—	—
Exercised	—	(97,500)		$22.54
Forfeited	70,500	(70,500)		$32.99
Index effect	298,987	(298,987)		$12.40
Outstanding, June 30, 2006	1,778,598	3,057,902	$12,385	$26.61	6.4
Exercisable, June 30, 2006	—	1,397,777	$11,126	$22.70	5.2

The weighted-average grant date fair value of stock options granted under the indexed option plan during the three and six months ended June 30, 2006 was $0 and $0, respectively.  The weighted-average grant date fair value of stock options granted under the indexed option plan during the three and six months ended June 30, 2005 was $0 and $11.07, respectively. The total intrinsic value of stock options exercised under indexed option plan during the three and six months ended June 30, 2006 was $38 and $715, respectively.   The total intrinsic value of stock options exercised under indexed option plan during the three and six months ended June 30, 2005 was $0 and $0, respectively.

As of June 30, 2006, there was $6,716 of unrecognized compensation costs related to non-vested stock options under the indexed option plan that is expected to be recognized over a weighted average period of 5.2 years.  The total fair value of stock options vested under the indexed option plan during the three and six months ended June 30, 2006 was $28 and $4,586, respectively.  The total fair value of stock options vested under the indexed option plan during the three and six months ended June 30, 2005 was $0 and $0, respectively.

Note 7.                                  Goodwill and Other Intangible Assets

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

Acquired intangible assets as of June 30, 2006 and December 31, 2005, are as follows:

	As of June 30, 2006
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Patents	$18,736	$(10,815)	$7,921
Trademarks	21,850	(3,230)	18,620
Others	19,864	(4,194)	15,670
Total	$60,450	$(18,239)	$42,211

	As of December 31, 2005
	As Reported Gross Carrying	Restatement Foreign Currency	Accumulated	Restated Net
	Amount	Adjustments	Amortization	Amount
Patents	$17,573	$252	$(9,276)	$8,549
Trademarks	19,908	536	(2,671)	17,773
Others	17,440	—	(2,846)	14,594
Total	$54,921	$788	$(14,793)	$40,916

In February 2006, the Company re-evaluated the value assigned to Autotype’s intangible assets and the revised valuation increased the value of the technology know-how intangible asset by $2,145.  This amount was deducted from Goodwill and charged to the intangible asset account.  In March 2006, the Company notified employees in Autotype’s Kvistgaard, Denmark facility that the plant would be relocated to Wantage, England, and added $369 to goodwill pursuant to Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”) related to employee severance benefits.  In March 2006, Goodwill was reduced by an adjustment of $135 to true-up severance costs related to Autotype’s Schaumberg, Illinois plant.  In June 2006, the Company recorded an additional amount of $890 to goodwill related to the closure of Autotype’s Kvistgaard, Denmark facility in accordance with EITF 95-3 related to the facility closure.  The Company also recorded in June 2006 an amount of $180 to goodwill related to closure of Autotype’s Schaumberg, Illinois plant in accordance with EITF 95-3.

Amortization expense related to amortization of intangible assets for the three and six months ended June 30, 2006, was $1,433 and $2,895, respectively.  Amortization expense related to amortization of intangible assets for the three and six months ended June 30, 2005, was $427 and $836, respectively.  Amortization expense for intangible assets is expected to range from $3,862 to $4,519 over the next five years.

Useful lives for amortizable patents are approximately fifteen years.  Other intangible assets have useful lives of five to fifteen years.

The following table presents the changes in goodwill allocated to the reportable segments for the six months ended June 30, 2006:

Reportable Segment	As reported balance at December 31, 2005	Restatement Allocation and Foreign Currency Adjustments	Restated Balance at December 31, 2005	Acquisitions and Purchase Accounting Adjustments	Six months ended June 30, 2006 Currency Translation Adjustments	Balance at June 30, 2006
Advanced Surface Finishing	$155,953	$(3,457)	$152,496	$(1,112)	$7,035	$158,419
Printing Solutions	80,579	9,860	90,439	866	1,210	92,515
Total	$236,532	$6,403	$242,935	$(246)	$8,245	$250,934

Included in the June 30, 2006 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the purchase price allocation and totals $32,776 and $9,453, respectively, for the Advanced Surface Finishing and the Printing Solutions segments.   Included in the December 31, 2005 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the purchase price allocation and totals $33,796 and $8,449, respectively, for the Advanced Surface Finishing and the Printing Solutions segments.

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

Note 8.                                  Other Comprehensive Income

The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity as described in Notes 2 and 7 above.  These restatement adjustments have no impact on earnings as reported in the Company’s financial statements dated December 31, 2005, or any of the tangible assets or liabilities.

The components of comprehensive income for the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net earnings	$15,535	$11,928	$28,814	$23,713
Other comprehensive income:
Other	855	3,084	786	3,712
Foreign currency translation adjustment	11,085	(17,380)	16,043	(26,815)
Comprehensive income (loss)	$27,475	$(2,368)	$45,643	$610

Note 9.                                  Segment Reporting

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Results of operations by segment:
Net sales:
Advanced Surface Finishing
Total segment net sales	$124,085	$105,744	$243,134	$207,052
Intersegment sales	(1,990)	(2,411)	(3,878)	(4,578)
Net external sales for the segment	122,095	103,333	239,256	202,474
Printing Solutions	85,162	74,948	168,359	146,054
Consolidated net sales	$207,257	$178,281	$407,615	$348,528

Operating profit (loss):
Advanced Surface Finishing	$18,709	$16,705	$36,050	$30,840
Printing Solutions	9,321	6,905	16,420	17,221
Consolidated operating profit	$28,030	$23,610	$52,470	$48,061

	As of
	June 30,	December 31,
	2006	2005 (Restated)
Identifiable assets by segment:
Advanced Surface Finishing	$544,841	$550,364
Printing Solutions	350,073	316,050
Unallocated corporate assets	126,403	95,430
Intercompany eliminations	(139,697)	(141,917)
Consolidated assets	$881,620	$819,927

Note 10.                            Inventory

The major components of inventory as of June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006	December 31, 2005
Finished goods	$70,740	$51,820
Raw materials and supplies	38,404	35,679
Equipment	6,742	5,474
Inventories, net	$115,886	$92,973

Note 11.                            Pension and Postretirement Benefit Plans

The following table shows the components of the net periodic pension benefit costs the Company incurred in the three and six months ended June30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service Costs	$963	$—	$939	$144
Interest Costs	1,060	782	895	815
Expected return on plan assets	(970)	(897)	(798)	(807)
Amortization of prior service costs	7	—	6	—
Recognized actuarial loss	291	260	83	55
Net periodic benefit cost	$1,351	$145	$1,125	$207

	Six Months Ended June 30,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service Costs	$2,085	$—	$1,875	$288
Interest Costs	2,137	1,530	1,793	1,630
Expected return on plan assets	(1,927)	(1,756)	(1,596)	(1,614)
Amortization of prior service costs	14	—	12	—
Recognized actuarial loss	391	510	166	341
Net periodic benefit cost	$2,700	$284	$2,250	$645

The estimated net periodic benefit cost for other postretirement benefits was $126 and $252, respectively, for the three and six months ended June 30, 2006.  The estimated net periodic benefit cost for other postretirement benefits was $160 and $320, respectively, for the three and six months ended June 30, 2005.

MacDermid previously disclosed in its financial statements for the year ended December 31, 2005, that the Company expects to contribute $9,000 to MacDermid’s pension plans in 2006.  During the first quarter of 2006, the Company increased the 2006 expected contribution amount to $12,000.  As of June 30, 2006, $5,896 of contributions have been made.  The current portion of pension and postretirement benefit plans is included in other current liabilities in the Company’s balance sheet at June 30, 2006 and December 31, 2005.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act provides for certain federal subsidies on drug benefits in retiree health plans. In the third quarter of fiscal 2004, MacDermid adopted FSP 106-2, and, at that time, the Company was unable to assess the impact to our financial statements from the adoption because the legislation related to the exact calculation of a Federal subsidy for qualifying plans had not been finalized.  On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations on the requirements and operational mechanics for employers filing to receive the 28% federal subsidy. The impact of the finalized regulations was insignificant to the Company’s post-retirement medical plan obligations and expense during the three and six months ended June 30, 2006 and 2005.

Note 12.                            Contingencies, Environmental and Legal Matters

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

Asset Retirement Obligations:

Asset retirement obligations are based principally on legal and regulatory requirements. At June 30, 2006 and December 31, 2005 the Company has accrued $1,476 and $1,404, respectively, for its asset retirement obligation for properties where the Company can make a reasonable estimate of the future cost.  On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes in the estimate during three and six months ended June 30, 2006 and 2005, were not significant.

Environmental Remediation:

As of June 30, 2006 and December 31, 2005, $2,715 and $2,715, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

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

•                  Some of the Company’s facilities have an extended history of chemical and industrial activity. The Company is directly involved in the remediation of sites that have environmental contamination arising from its operations. These sites include certain sites such as the Kearny, New Jersey and Waukegan, Illinois sites, which were acquired in the December 1998 acquisition of W. Canning plc.  With respect to the Kearny, New Jersey site, the Canning subsidiary withheld, under the Acquisition Agreement, a deferred purchase price payment of approximately $1,600. Clean-up costs at these sites are estimated to be between $2,000 and $5,000. The owners of the Kearny, New Jersey site have primary responsibility for clean-up costs that exceed the deferred purchase price.  Investigations into the extent of contamination at these sites are, however, ongoing.

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

Note 13.                            Restructuring Activities

During the three and six months ended June 30, 2006, MacDermid recognized restructuring charges in the amount of $622 and $2,107, respectively, related to employee severance and other charges.  There were no restructuring charges recorded in the three and six months ended June 30, 2005.

During the first quarter 2006, MacDermid’s implemented restructuring plans related to the operations of the US MPS business unit.  In the first quarter of 2006, MacDermid recorded restructuring charges of $601 against earnings which consists entirely of employee severance costs related to the reduction of thirteen management, sales and administrative position reductions in the US MPS business unit.  Of the initial restructuring amount of $601, the Company paid $349 as of June 30, 2006, and expects to pay the remainder in the second half of 2006.

During the first quarter ended March 31, 2006, the Company continued its efforts to maximize synergies related to the Autotype acquisition by announcing the relocation of the Autotype’s Kvistgaard, Denmark facility to an existing facility in Wantage, England.  The closure of the Autotype Denmark facility impacts twenty one employees in manufacturing, administrative, and managerial roles.  Total severance benefits of $369 were charged to goodwill during the first quarter 2006 under Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).  An additional $583 in costs related to the Autotype acquisition not qualifying for purchase accounting treatment was charged to the income statement during the first quarter of 2006.  During the second quarter of 2006, the Company completed the relocation of Autotype’s Kvistgaard, Denmark facility.  The plant in Kvistgaard, Denmark was closed and production was transferred to Autotype’s existing facility in Wantage, England.  During the three months ended June 30, 2006, $890 was charged to goodwill, in accordance with EITF 95-3, in connection with the closure of Autotype’s Denmark facility, these costs included lease restoration costs, severance payments and asset write-offs.  During the three months ended June 30, 2006 $401 charged to restructuring expense for stay bonus payments and moving costs for manufacturing equipment relocated to Autotype’s Wantage, England facility.

During the second quarter of 2006, the Company completed the relocation of Autotype’s Schaumburg, Illinois facility to the Company’s existing facility in Middletown, Delaware.  In connection with this relocation $180 of lease restoration costs were charged to goodwill in the second quarter of 2006 in accordance with EITF 95-3.

During the first quarter of 2006 the Company proceeded with plans to merge Autotype’s Singapore plant into an existing ASF facility in Singapore.  The amalgamation of these facilities will not include employee severance, and as such most costs associated with the merger do not qualify as purchase accounting costs and were expensed.  During the first quarter of 2006, a charge of $195 was recorded to the income statement related to equipment relocation related to this consolidation initiative.  During the second quarter of 2006, a charge of $98 was recorded to the income statement related to equipment relocation related to this consolidation initiative.

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the six months ended June 30, 2006, by segment:

	For the six months ended June 30, 2006					As of June 30, 2006
	Balance, December 31, 2005	Restructuring Charges	Goodwill adjustments	Cash payments	Non-cash adjustments	Total costs and adjustments six months ended June 30, 2006	Total expected costs and adjustments
Printing Solutions:
Equipment relocation	$134	$117	$—	$(140)	$1	$(22)	$112
Asset disposals	18	—	723	—	—	723	741
Site clean-up costs	45	—	164	—	—	164	209
Severance and other benefits	1,739	1,374	426	(1,583)	17	234	1,973
Legal and other	5	30	18	(36)	—	12	17
Total Printing Solutions	$1,941	$1,521	$1,331	$(1,759)	$18	$1,111	$3,052

Advanced Surface Finishing:
Equipment relocation	$36	$175	$—	$(175)	$—	$—	$36
Asset disposals	12	—	—	—	—	—	12
Site clean-up costs	30	—	108	—	—	108	138
Severance and other benefits	791	411	(135)	(811)	(274)	(809)	(18)
Total Advanced
Surface Finishing	$869	$586	$(27)	$(986)	$(274)	$(701)	$168
Total restructuring charges	$2,810	$2,107	$1,304	$(2,745)	$(256)	$410	$3,220
Other acquisition charges	$385	$—	$—	$—	$—	$—	$385
Total	$3,195	$2,107	$1,304	$(2,745)	$(256)	$410	$3,605

Note 14.                            Loss on Disposal

During the three and six months ended June 30, 2006, MacDermid recorded a loss on disposal of $0 and $2,224, respectively, related to two separate dispositions.  The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported the Company’s electronics sales.  In 2001, the Company wrote off all the inventory on MEI’s balance sheet.  Inventory was the only significant asset on MEI’s books, and the write off effectively impaired the Company’s investment in the subsidiary.  In February of this year, the Company sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664, which reduced the Company’s first quarter 2006 tax rate.  The second disposal related to a dormant international business unit that was disposed in the first quarter of 2006.  A loss on disposal of assets of $560 was recorded in the first quarter 2006 related to this dormant business unit.

Note 15.                            Subsequent Events

In July 2006, the Company sold an idle manufacturing plant located in Franklin Park, Illinois for $1,588 and will recognize a gain related to this sale of approximately $585 in the third quarter of 2006.

In July 2006, the Company reached an agreement with the city council of Birmingham, England to cease manufacturing operations at the facility located in Birmingham, England.  In connection with this agreement the city council of Birmingham agreed to pay the Company 3,000 British pounds immediately and another 1,000 British pounds within three years, after manufacturing operations have ceased at this location.  The Company is currently in the process of investigating environmental liabilities at this site in connection with the agreement, and does not expect to record a material gain or loss related to the closing of this manufacturing facility.

Note 16.                            Guarantor Financial Statements

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

Under MacDermid’s Bond Offering, the Company has several covenants that relate to the Company’s fixed charge ratio (as defined in the Bond Offering agreement), asset sales, incurrence of additional indebtedness, and restricted payments. The restricted payment covenant is used to measure the amount of dividends, share repurchases, and extraordinary repayments of debt that MacDermid may undertake. The covenant provides for a basket, with respect to, the above mentioned items. The basket is created by taking the aggregate of 50% of net income (or 100% of any net loss, adjusted for non-cash charges) since June 2001 to present. When dividend payments are made, they are charged against the basket.  As of June 30, 2006 and December 31, 2005, MacDermid had $94,529 and $81,972, respectively, available for future restricted payments.  The net assets of the Guarantors are restricted and may not be transferred to anyone other than the Issuer or another Guarantor without the consent of the Trustee of the Bond Offering, subject to specified baskets.  Thus the net assets of the Guarantors can be transferred to the Issuer or other Guarantors within the group freely, but cannot be transferred outside the group of Guarantors and the Issuer without the consent of the Trustee of the Bond Offering, subject to certain baskets.

In connection with the restatement adjustments made to goodwill, intangibles and accumulated other comprehensive (loss) income as described in Notes 2, 7 and 8 above, the Company recalculated certain ratios whose components changed as a result of these restatement adjustments.  The Company restated its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement.  The restatement adjustments noted above did not trigger a default, and as such, the Company concluded that the above restatement adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

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

The following financial information sets forth our Condensed Consolidating Balance Sheets as of June 30, 2006 and December 31, 2005; the Condensed Consolidating Statements of Earnings for the three and six months ending June 30, 2006 and 2005; and the Condensed Consolidating Statements of Cash Flows for the six months ending June 30, 2006 and 2005:

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
THREE MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$23,794	$58,885	$133,850	$(9,272)	$207,257
Cost of sales	15,446	34,191	75,517	(9,272)	115,882
Gross profit	8,348	24,694	58,333	—	91,375

Operating expenses:
Selling, technical and administrative	10,347	10,026	34,354	—	54,727
Research and development	1,727	2,646	3,623	—	7,996
Loss on Disposal	—	—	—	—	—
Restructuring	225	—	397	—	622
	12,299	12,672	38,374	—	63,345
Operating (loss) profit	(3,951)	12,022	19,959	—	28,030

Equity in earnings of subsidiaries	21,520	13,750	—	(35,270)	—
Interest income	411	71	208	—	690
Interest expense	(7,207)	(51)	(54)	—	(7,312)
Other, net	302	147	(463)	—	(14)
	15,026	13,917	(309)	(35,270)	(6,636)

Earnings (loss) before income taxes	11,075	25,939	19,650	(35,270)	21,394
Income tax benefit (expense)	4,457	(4,419)	(5,897)	—	(5,859)
Net earnings (loss)	$15,532	$21,520	$13,753	$(35,270)	$15,535

CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED JUNE 30, 2005
(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$22,301	48,456	114,068	(6,544)	178,281
Cost of sales	15,024	24,165	65,610	(6,544)	98,255
Gross profit	7,277	24,291	48,458	—	80,026

Operating expenses:
Selling, technical and administrative	10,198	11,370	28,339	—	49,907
Research and development	1,562	2,378	2,569	—	6,509
	11,760	13,748	30,908	—	56,416
Operating (loss) profit	(4,483)	10,543	17,550	—	23,610

Equity in earnings of subsidiaries	16,660	11,273	—	(27,933)	—
Interest income	360	8	308	—	676
Interest expense	(7,574)	(24)	(127)	—	(7,725)
Other, net	74	36	(732)	—	(622)
	9,520	11,293	(551)	(27,933)	(7,671)

Earnings (loss) before income taxes	5,037	21,836	16,999	(27,933)	15,939
Income tax benefit (expense)	6,891	(5,176)	(5,726)	—	(4,011)
Net earnings (loss)	$11,928	16,660	11,273	(27,933)	11,928

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$44,411	$121,663	$270,581	$(29,040)	$407,615
Cost of sales	28,416	72,763	155,630	(29,040)	227,769
Gross profit	15,995	48,900	114,951	—	179,846

Operating expenses:
Selling, technical and administrative	22,811	21,112	63,822	—	107,745
Research and development	3,345	5,119	6,836	—	15,300
Loss on Disposal	—	—	2,224	—	2,224
Restructuring	331	493	1,283	—	2,107
	26,487	26,724	74,165	—	127,376
Operating (loss) profit	(10,492)	22,176	40,786	—	52,470

Equity in earnings of subsidiaries	42,411	28,178	—	(70,589)	—
Interest income	1,132	107	301	—	1,540
Interest expense	(13,843)	(29)	(126)	—	(13,998)
Other, net	459	181	(1,018)	—	(378)
	30,159	28,437	(843)	(70,589)	(12,836)

Earnings (loss) before income taxes	19,667	50,613	39,943	(70,589)	39,634
Income tax benefit (expense)	9,147	(8,202)	(11,765)	—	(10,820)
Net earnings (loss)	$28,814	$42,411	$28,178	$(70,589)	$28,814

CONSOLIDATED STATEMENTS OF EARNINGS
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$44,820	93,460	224,611	(14,363)	348,528
Cost of sales	30,194	46,192	128,826	(14,363)	190,849
Gross profit	14,626	47,268	95,785	—	157,679

Operating expenses:
Selling, technical and administrative	21,087	19,626	55,864	—	96,577
Research and development	3,241	4,649	5,151	—	13,041
	24,328	24,275	61,015	—	109,618
Operating (loss) profit	(9,702)	22,993	34,770	—	48,061

Equity in earnings of subsidiaries	36,540	22,926	—	(59,466)	—
Interest income	700	9	589	—	1,298
Interest expense	(15,144)	(24)	(201)	—	(15,369)
Other, net	228	297	(1,117)	—	(592)
	22,324	23,208	(729)	(59,466)	(14,663)

Earnings (loss) before income taxes	12,622	46,201	34,041	(59,466)	33,398
Income tax benefit (expense)	11,091	(9,661)	(11,115)	—	(9,685)
Net earnings (loss)	$23,713	36,540	22,926	(59,466)	23,713

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2006
(UNAUDITED)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$62,348	$3,018	$33,675	$—	$99,041
Accounts receivables, net	13,158	20,342	136,501	—	170,001
Due (to) from affiliates	20,360	98,087	(118,447)	—	—
Inventories, net	6,952	37,326	71,608	—	115,886
Prepaid expenses	869	3,263	9,578	—	13,710
Deferred income taxes	8,051	1,849	5,689	—	15,589
Total current assets	111,738	163,885	138,604	—	414,227

Property, plant and equipment, net	11,543	31,682	79,004	—	122,229
Goodwill	51,524	79,112	120,298	—	250,934
Intangibles, net	—	4,808	37,403	—	42,211
Investments in subsidiaries	534,578	273,107	—	(807,685)	—
Deferred income taxes	16,716	8,536	11,821	—	37,073
Other assets, net	5,594	3,766	5,586	—	14,946
	$731,693	$564,896	$392,716	$(807,685)	$881,620

Current liabilities:
Accounts and dividends payable	$7,844	$13,267	$49,537	$—	$70,648
Accrued compensation	2,966	2,253	11,507	—	16,726
Accrued interest	12,638	296	109	—	13,043
Accrued income taxes payable	(1,858)	6,541	5,506	—	10,189
Other current liabilities	14,249	7,538	22,205	—	43,992
Total current liabilities	35,839	29,895	88,864	—	154,598

Long-term obligations	300,585	219	168	—	300,972
Retirement benefits, less Current portion	5,318	—	17,479	—	22,797
Deferred income taxes	—	—	12,582	—	12,582
Other long-term liabilities	3,554	204	515	—	4,273
Total liabilities	345,296	30,318	119,608	—	495,222

Total shareholders’ equity	386,397	534,578	273,108	(807,685)	386,398
Total Liabilities and Shareholders’ Equity	$731,693	$564,896	$392,716	$(807,685)	$881,620

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
(UNAUDITED)
(RESTATED)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$46,925	$3,131	$30,876	$—	$80,932
Accounts receivables, net	10,811	22,799	122,108	—	155,718
Due (to) from affiliates	23,496	94,217	(117,713)	—	—
Inventories, net	5,994	27,606	59,373	—	92,973
Prepaid expenses	3,122	1,749	9,237	—	14,108
Deferred income taxes	11,372	—	5,257	—	16,629
Total current assets	101,720	149,502	109,138	—	360,360

Property, plant and equipment, net	16,362	28,924	77,943	—	123,229
Goodwill	51,760	79,112	112,063	—	242,935
Intangibles, net	—	4,880	36,036	—	40,916
Investments in subsidiaries	484,326	245,050	—	(729,376)	—
Deferred income taxes	25,550	—	12,117	—	37,667
Other assets, net	6,222	3,866	4,732	—	14,820
	$685,940	$511,334	$352,029	$(729,376)	$819,927

Current liabilities:
Accounts and dividends payable	$9,122	$9,950	$42,966	$—	$62,038
Accrued compensation	2,118	3,248	10,895	—	16,261
Accrued interest	12,654	24	106	—	12,784
Accrued income taxes payable	(2,350)	7,622	6,189	—	11,461
Other current liabilities	16,465	5,643	17,187	—	39,295
Total current liabilities	38,009	26,487	77,343	—	141,839

Long-term obligations	300,516	271	256	—	301,043
Retirement benefits, less Current portion	5,066	—	17,277	—	22,343
Deferred income taxes	—	—	11,489	—	11,489
Other long-term liabilities	3,271	250	615	—	4,136
Total liabilities	346,862	27,008	106,980	—	480,850

Total shareholders’ equity	339,078	484,326	245,049	(729,376)	339,077
Total Liabilities and Shareholders’ Equity	$685,940	$511,334	$352,029	$(729,376)	$819,927

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows provided by operating activities	$16,062	$968	$3,906	$20,936

Investing activities:
Capital expenditures	(318)	(1,344)	(3,437)	(5,099)
Proceeds from disposition of fixed assets	—	—	289	289
Other	234	315	(549)	—
Net cash flows (used in) investing activities	(84)	(1,029)	(3,697)	(4,810)

Financing activities:
Net proceeds from short-term borrowings	—	—	443	443
Repayments of long-term borrowings	—	(52)	(104)	(156)
Issuance of treasury shares	26	26
Proceeds from exercise of stock options	3,101	—	—	3,101
Dividends paid	(3,682)	—	—	(3,682)
Net cash flows provided by (used in) financing activities	(555)	(52)	339	(268)

Effect of exchange rate
Changes on cash and cash equivalents	—	—	2,251	2,251

Net increase (decrease) in cash and cash equivalents	15,423	(113)	2,799	18,109

Cash and cash equivalents at beginning of period	46,925	3,131	30,876	80,932

Cash and cash equivalents at end of period	$62,348	$3,018	$33,675	$99,041

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows (used in) provided by operating activities	$(25,334)	$32,484	$19,718	$26,868

Investing activities:
Capital expenditures	(1,601)	(1,100)	(5,125)	(7,826)
Acquisition of business	—	(26,610)	(62,660)	(89,270)
Proceeds from disposition of fixed assets and business	635	—	406	1,041
Net cash flows (used in) provided by investing activities	(966)	(27,710)	(67,379)	(96,055)

Financing activities:
Net proceeds from (repayments of) short-term borrowings	—	—	10,912	10,912
Repayments of long-term borrowings	—	(107)	(148)	(255)
Issuance of treasury shares	33	—	—	33
Proceeds from exercise of stock options	260	—	—	260
Dividends paid	(3,031)	—	—	(3,031)
Net cash flows provided by (used in) financing activities	(2,738)	(107)	10,764	7,919

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,447)	(6,447)

Net increase (decrease) in cash and cash equivalents	(29,038)	4,667	(43,344)	(67,715)

Cash and cash equivalents at beginning of period	69,512	688	67,629	137,829

Cash and cash equivalents at end of period	$40,474	$5,355	$24,285	$70,114

ITEM 2:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(in thousand of dollars, except shares and per share data)

CONSOLIDATED OVERVIEW

Goodwill and Intangible Asset Restatement Adjustments

As discussed in Notes 2, 7 and 8 to the consolidated financial statements in Part I, Item 1, in the first quarter of fiscal 2006 we reviewed our foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates.  This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005.  In connection with our adoption of the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, we restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation.  As a result, we made certain restatement adjustments to our December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.  We also restated Other Comprehensive Income for the three and six months ended June 30, 2005 to correct an error related to foreign currency translation

We also determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed down to the books of the geographic business segments, where it is tested for impairment.  We should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition.  The goodwill, however, was pushed-down to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions that benefit from the goodwill.

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

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 56% of our net sales and identifiable assets for the six month period ended and as of June 30, 2006, are denominated in currencies other than the United States dollar.  These currencies include predominantly the Euro, British Pound, the Hong Kong Dollar, the Chinese Yuan and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker United States Dollar and are adversely affected by a stronger United States Dollar relative to the foreign currency.  For the three and six months ended June 30, 2006, net sales and net earnings were positively impacted as the United States Dollar weakened against both the Euro and Pound when compared to exchange rates at the beginning of the year.  When compared with the same periods last year, net sales and net earnings were negatively impacted as the United States Dollar strengthened against both the Euro and the British Pound.  In both cases, the absolute impact on earnings was immaterial.

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

In June 2005, we acquired all of the outstanding capital stock of Autotype from Norcros (Holdings) Limited of the UK.  The acquisition broadened our product offerings in both of our operating segments.  Net assets acquired, including goodwill and intangibles, totaled $92,432.  The net assets and results of operations are included in our financial statements since the acquisition date.  For more information regarding this acquisition, see Note 17 in our 2005 Annual Report on Form 10-K, Notes to the Consolidated Financial Statements.

During the second quarter ended June 30, 2006, we completed our integration of the Autotype units by closing three Autotype plants and relocating production to existing facilities in order to maximize synergies from the acquisition. Production in Autotype’s Kvistgaard, Denmark facility was transferred to an existing facility in Wantage, England.  The closure of the Autotype Denmark facility impacts twenty one employees in manufacturing, administrative, and managerial roles.  See Note 13 to the consolidated financial statements in Part I, Item 1 for further information related to the closure of the Denmark facility.

During the second half of 2005 and first half of 2006, as part of our effort to lower the operating costs of our company, we began to implement certain consolidation actions.  These actions are intended to better align our manufacturing capacity with the changing needs of our customers, eliminate excess capacity, lower our operating costs, and streamline our organizational structure for improved long-term profitability. The restructuring actions consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations, and employee terminations. In connection with the restructuring actions, we incurred charges of $622 and $2,107, respectively during the three and six months ended June 30, 2006.  For more information regarding our consolidation actions, see Note 13 to the consolidated financial statements in Part I, Item 1 and Note 18 in our 2005 Annual Report on Form 10-K, Notes to the Consolidated Financial Statements.

For the three and six months ended June 30, 2006, our consolidated results reflected top line sales growth of $28,976 and $59,087, respectively, as compared to the same periods last year.  Our acquisition of Autotype contributed $24,151 and $4,942 in sales for the three months ended June 30, 2006 and 2005 respectively, and $48,777 and $4,942 in sales to the six months ended June 30, 2006 and 2005 respectively.  Sales in our existing business units increased $9,767 and $15,252 respectively, for the three and six months ended June 30, 2006, or 5.6% and 4.4%, respectively, when compared to same periods last year.

For the three and six months ended June 30, 2006, sales in our existing ASF segment increased a total of $9,278 and $14,962, respectively, or 9.2% and 7.5%, respectively, when compared to the same periods last year on strong sales in both the Americas and Asia as industrial production recovers in the United States and continues to grow in Asia.  Sales in ASF Europe were flat when compared with the same three month ended June 30, 2005, but down ($3,070) for the six months ended June 30, 2006 compared with the same six month period last year, primarily due to softer sales in our Offshore fluids unit, which experienced higher-than-usual sales volumes during the first six months of 2005.  ASF Europe continues to see declines in the electronics product lines as production continues its migration to Asia.  Sales in our existing MPS units were up slightly for the three and six months ended June 30, 2006 when compared to the same periods last year, with sales increases in the Colorspan business unit being offset by declines in the publishing plates and packaging units.

From a cash flow standpoint, our liquidity position remained sufficient during the six months ended June 30, 2006, with working capital of $259,629 at June 30, 2006.  Cash increased $18,109 during the six months ended June 30, 2006, primarily due cash provided by operating activities of $20,936, effect of exchange rate changes on cash of $2,251, offset by cash used in investing activities of $4,810.

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

Summary of the consolidated results for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	%Change	2006	2005	%Change
			Favorable			Favorable
			(Unfavorable)			(Unfavorable)
Net sales	$207,257	$178,281	16.3%	$407,615	$348,528	17.0%
Cost of sales	115,882	98,255	(17.9%)	227,769	190,849	(19.3%)
Gross profit	91,375	80,026	14.2%	179,846	157,679	14.1%

Gross profit percentage	44.1%	44.9%	**	44.1%	45.2%	**

Operating expenses	63,345	56,416	(12.3%)	127,376	109,618	(16.2%)

Operating profit	28,030	23,610	18.7%	52,470	48,061	9.2%
Interest income (expense), net	(6,622)	(7,049)	6.1%	(12,458)	(14,071)	11.5%
Other, net	(14)	(622)	**	(378)	(592)	**
	(6,636)	(7,671)	(12,836)	(14,663)
Earnings before income taxes	21,394	15,939	34.2%	39,634	33,398	18.7%
Income taxes	(5,859)	(4,011)	(46.1%)	(10,820)	(9,685)	(11.7%)
Net earnings	$15,535	$11,928	30.2%	$28,814	$23,713	21.5%
Basic earnings per share	$0.50	$0.39	28.2%	$0.94	$0.78	20.5%
Diluted earnings per share	$0.49	$0.39	25.6%	$0.92	$0.77	19.5%

** Not a meaningful statistic.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net sales

During the three months ended June 30, 2006, our consolidated net sales grew by $28,976, or 16.3%, compared to the same period in 2005.  The June 2005 acquisition of Autotype contributed $19,209 to this increase and benefited both the ASF and MPS segments.  On a currency-adjusted basis, net sales grew by 16.5%.  Our ASF segment benefited from volume growth in both our electronics and offshore fluids groups.  Our electronics group continued to see growth all through Asia due to favorable market conditions, and the industrial product lines continue to experience gains in Asia and in the Americas.  Europe however, remains flat with slight increases in industrial products being offset by decreases in electronics which continue to migrate to Asia.  Our offshore fluids group continues to benefit from increasing sales in South America.  Our MPS segment benefited from growth in our digital printer group due to market acceptance of new product offerings.   Partially offsetting this increase in our MPS business was a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to continued soft markets.

Cost of sales and gross profit

Cost of sales for the three months ended June 30, 2006, increased $17,627 or 17.9% when compared to the same period last year.  On a currency-adjusted basis, cost of sales increased 18.2%.  Of the increase, Autotype contributed approximately 71% of the total increase in cost of sales in the second quarter of 2006.  Cost of sales in our existing business units increased $5,120, or 5.4%, which is primarily attributable to higher sales volumes.  Cost of sales on a percent-of-sales basis increased less than 1% compared to the same quarter last year.  Gross profit percentages decreased to 44.1% from 44.9% compared to the same period last year primarily due to higher conversion costs associated with the Autotype’s product line that yield lower gross margins as compared to existing product lines.

Operating expenses

Operating expenses increased $6,929 or 12.3% in the three months ended June 30, 2006 compared to the same period in 2005, and 12.2% on a currency-adjusted basis.  The increase is attributable primarily to the inclusion of Autotype’s operating expenses for the full three months ended June 30, 2006, whereas in the same period in 2005 we only incurred two weeks of operating expenses related to Autotype.  We also recorded $622 in restructuring charges in the second quarter of 2006.  Operating expenses increased $1,004, during the second quarter of 2006 in our existing units compared to the same period last year primarily due to increased research and development costs in the second quarter of 2006.

Operating profit

Operating profit for the three months ended June 30, 2006 was $28,030, an increase of $4,420, or 18.7% compared the same period last year.  On a currency-adjusted basis, operating profit increased 19.1%.  For the three months ended June 30, 2006 our ASF segment had increased operating profits $2,004, or 12.0% compared to the same period last year due primarily to higher profits in our ASF Asia business unit.  For the three months ended June 30, 2006 our MPS segment had increased operating profits of $2,416, or 35.0% due primarily to a legal settlement of approximately $2,500 recorded in the three months ended June 30, 2005.

Interest income (expense)

Net interest expense decrease by $427, or 6.1% in the three months ended June 30, 2006 compared with the same period last year.  This decrease is primarily due to $199 of interest swap expense recorded in the second quarter of 2005 and higher amortization expense of deferred financing fees in the second quarter of 2005.  There was no interest swap expense in the second quarter of 2006.

Other, net

For the three months ended June 30, 2006, other net expenses decreased $608 or 97.7%.  The decrease is due to higher foreign exchange losses incurred in the second quarter of 2005 that did not recur in the second quarter of 2006.

Income tax expense

Our effective tax rate for the three months ended June 30, 2006, was 27.4%, up from 25.2% in the same period last year due to lower expected repatriations of cash from foreign tax jurisdictions for the second quarter of 2005 compared to the second quarter of 2006.

Net earnings

Net earnings for the three months ended June 30, 2006 increased $3,607 or 30.2% compared to the same period in 2005.  On a currency-adjusted basis, net income increased 30.5% compared to the same quarter last year.  As discussed above, there are several factors that both positively and negatively impacted our net earnings for the second quarter of 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net sales

For the six months ended June 30, 2006 net sales increased $59,087, or 17.0%, compared to the same period in 2005.  On a currency-adjusted basis, net sales grew by 18.8%. The June 2005 acquisition of Autotype accounted for $43,835 of the increase to sales, which benefited both the ASF and MPS segments.  Sales in our existing ASF segment increased by $14,962 during the six months ended June 30, 2006 compared to the same period last year.  Sales in our existing MPS segment increased by $290 during the six months ended June 30, 2006 compared to the same period last year

Our ASF segment benefited from volume growth in the industrial, electronics and offshore fluid product groups.  Electronics and industrial products experienced modest sales in the US and robust sales in Asia, while sales in Europe lagged behind the first six months of the same period in 2005.  Sales in the offshore fluids group remains ahead of last year on increased sales to South America.  Sales in our MPS segment were up slightly through the first six months compared with last year as increased sales in the digital printer group were offset by a reduction in overall sales volume in groups that supply the commercial, packaging and publication printing industries due to continued soft markets.

Cost of sales and gross profit

Cost of sales for the six months ended June 30, 2006, increased $36,920 or 19.3% when compared to the same period last year.  On a currency-adjusted basis, cost of sales increased by 17.5%.  Autotype contributed approximately 77% of the increase in cost of sales for the first six months of 2006.  Cost of sales in our existing business units increased $8,534, or 4.5%, but remained flat on a percent-of-sales basis at 54.7%.  Gross profit for the six months ended June 30, 2006 was 44.1% compared with 45.2% for the same period last year.  This is primarily attributable to Autotype, whose conversion costs run slightly higher than our traditional product lines.

Operating expenses

For the six months ended June 30, 2006, operating expenses increased $17,758 or 16.2% during the six months ended June 30, 2006, compared to the same period in 2005, or 16.4% on a currency-adjusted basis.  The increase is attributable primarily to the inclusion of Autotype’s operating expenses for the full six months ended June 30, 2006, whereas in the same period in 2005 we only incurred two weeks of operating expenses related to Autotype.   During the six months ended June 30, 2006, we recorded $2,107 of restructuring expenses and $2,224 for loss on disposal of assets.  There were no similar charges in the same period of 2005.  Operating expenses in our existing units increased by $1,508, or 1.4%, primarily due to a charge of $1,913 recorded in the first quarter of 2006 related to an unsuccessful acquisition, offset by other miscellaneous reductions in operating expenses during the first half of 2006.

During the first quarter of 2006, we recognized a loss on disposal of assets of $2,224 related to the disposal of two dormant business units.  The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported our electronics sales.  In 2001, we wrote off all the inventory on MEI’s balance sheet.  Inventory was the only significant asset on MEI’s books, and the write off effectively impaired our investment in the subsidiary.  In February of this year, we sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664 which reduced our first quarter 2006 tax rate.  By selling the subsidiary for one dollar, we saved costs that would have been associated with shutting the business, including severance, asset disposal, and site clean up costs.  The second disposal related to a dormant international business unit that was disposed in the first quarter of 2006.  A loss on disposal of assets of $560 was recorded in the first quarter 2006.

Operating profit

Operating profit increased $4,409, or 9.2% for six months ended June 30, 2006 compared to the same period last year.  On a currency-adjusted basis operating profit increased 11.0%.  For the six months ended June 30, 2006 our ASF segment had increased operating profits $5,210, or 16.9% compared to the same period last year due primarily to higher profits in our ASF Asia business unit.  For the six months ended June 30, 2006 our MPS segment had decreased operating profits of $801, or 4.7% due primarily to lower operating profit in our MPS North American business unit offset by the legal settlement of approximately $2,500 recorded in the three months ended June 30, 2005.

Interest income (expense)

Interest income during the first six months of 2006 increased $242 compared to the same period last year due to higher cash balances.    Interest expense decreased $1,371 in the first six months of 2006 compared with the same period last year.  Short term borrowings were up in 2005 as we prepared for our acquisition of Autotype and we had expense of $387 related to an interest rate swap for the six months ended June 30, 2005.  There was no interest swap expense in the six months ended June 30, 2006.

Other, net

For the six months ended June 30, 2006, other, net expenses totaled $378 compared to $592 for the same period in 2005.  The decrease is primarily due to higher foreign exchange losses incurred in the second quarter of 2005 that did not recur in the second quarter of 2006.

Income tax expense

Our effective tax rate for the six months ended June 30, 2006, was 27.3%, down from 29.0% in the same period in 2005.  The decrease is due to the disposal of MEI in the first quarter of 2006, which lowered our effective tax rate in the first quarter of 2006.  The tax rate is also lower because of the mix of profits from lower foreign tax rates during the six months ended June 30, 2006 compared to the same period in 2005.  Offsetting these decreases is an increase is higher expected repatriations for 2006 versus 2005 which increased our 2006 tax rate.  We expect that our effective tax rate for the year will approximate

28.5%.  Factors such as pending tax rulings in Europe, our dividend repatriation policy, and the Research and Development tax credit pending in the US Congress will influence the actual tax rate.

Net earnings

Net earnings for the six months ended June 30, 2006 increased $5,101 or 21.5% compared to the same period in 2005.  On a currency-adjusted basis net income increased 23.2%. There are several factors that both positively and negatively impacted our net earnings during the first half of 2006 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity during the three and six months ended June 30, 2006 was cash generated from operating activities.  We expect that our future working capital, capital expenditures and dividend requirements will be satisfied primarily from existing cash balances, cash generated from operations and available credit facilities.

The table below summarizes our cash flows for the six months ended June 30, 2006 and 2005:

	2006	2005	Variance
Cash provided by (used in):
Operating Activities	$20,936	$26,868	$(5,932)
Investing Activities	(4,810)	(96,055)	91,245
Financing Activities	(268)	7,919	(8,187)
Effect of exchange rate changes on cash	2,251	(6,447)	8,698
Net change in cash	$18,109	$(67,715)	$85,824

Cash flow from operating activities declined during the six months ended June 30, 2006, compared to the same period in 2005 primarily as a result of higher income offset by the timing of tax payments and changes in our inventory, accounts receivable and accrued expenses.  Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales.   For the six months ended June 30, 2006 we paid taxes totaling $10,569 compared to tax payments of $7,627 in the same period of 2005.

Net cash used in investing activities decreased by $91,245 for the six months ended June 30, 2006, compared to the same period in 2005.  This change is due primarily the 2005 purchase of Autotype and a decrease in capital spending during the first six months of 2006 compared to the first six months of 2005.  The majority of capital spending during first six months of 2005 was related to a new plant in China for our ASF segment.

Net cash used in financing activities decreased by $8,187 for the six months ended June 30, 2006, when compared to the same period last year. This decrease was primarily the result of lower short-term borrowing during the six months ended June 30, 2006 compared to the same period in 2005, increased dividends paid during the six months ended June 30, 2006 compared to the same period in 2005 offset by higher proceeds from the exercise of stock options during the six months ended June 30, 2006 compared to the same period in 2005.

Our Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of our common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market.  Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions.  Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).  At June 30, 2006, the outstanding authorization to purchase approximately 5,000,000 shares would cost approximately $144,000.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations.  As of June 30, 2006, we currently have $99,041 in cash and cash equivalents and working capital of $259,629. Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is $230,330.  We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and certain foreign currencies, of up to $75,000.  There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented.  This long-term credit facility was established in March 2006 to replace a $50,000 long-term credit facility which was to expire in April 2006.  We have other uncommitted credit facilities which presently total approximately $50,860.  These credit facilities expire and may be renewed on a yearly basis.

We have a 9 1/8% Senior Subordinated Notes (“Bond Offering” or “Bonds”), due 2011, for the face amount of $301,500.  Interest on the Bonds is due semi-annually on January 15th and July 15th.  Pursuant to the Bond Offering, we are subject to covenants requiring certain qualitative and quantitative thresholds, including a requirement to maintain a defined fixed charge ratio greater than or equal to 2.25 to 1.0.  The incurrence of additional debt (excluding the Bonds) is also limited, as are certain defined restricted payments.  We were in compliance with all of these covenants as of June 30, 2006.  If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the Bonds may be called for payment.

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

We were in compliance with all of these covenants as of June 30, 2006.  If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.  There has been no balance outstanding or activity on this committed revolving loan facility for any of the periods presented.

The following table reflects our ability to fund both our required obligations, anticipated pension funding and our shareholder growth initiatives for next twelve months:

Cash and cash equivalents as of June 30, 2006	$99,041
Other net current monetary assets and liabilities as of June 30, 2006	131,289
230,330

Available borrowings under revolving loan facility	75,000
Availability under other uncommitted credit facilities	50,860
Total cash available and potentially available	356,190

Contractual cash commitments due in next twelve months	42,422
Pension funding expenditures	12,000
Expected capital expenditures	15,000
Expected dividend payments	7,397
Excess of cash available and potentially available over requirements	$279,371

Our liquidity position remained sufficient as of June 30, 2006.  Future pension funding expenditures are discretionary subject to minimum fundings as required by the Employee Retirement Income Security Act, asset performance of the various plans, changes in pension plan asset allocation and other factors.   Our ability to obtain additional financing, if necessary, will depend upon a number of factors, including our future performance and financial results, and capital market conditions. We cannot assure you that we will be able to raise additional capital on reasonable terms or at all.

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

Our critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries.  Approximately 56% of our net sales and total assets are denominated in currencies other than the United States Dollar, predominantly the Euro, the British Pound, the Japanese Yen, the Chinese Yuan and the Hong Kong Dollar.  For the three and six months ending June 30, 2006 foreign currency translation had a slight negative effect on net income.  The impact of exchange rate changes on operating cash flows historically has been comparable to the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities.  At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities.  On September 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which

reduced our exposure to changing interest rates and is currently unhedged.    For additional information, see Note 16 above, Guarantor Financial Statements. Based upon our current debt structure and expected levels of borrowing for the remainder of 2006, an increase in interest rates would not result in an incremental interest expense.

We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.

ITEM 4:

Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the  time periods specified in the Securities and Exchange Commission’s rules and forms.

We carried out an evaluation as of the last day of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Senior Vice President, Finance, concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance, as appropriate to allow timely decisions regarding required disclosure.

While preparing our March 31, 2006 Form 10-Q we identified an error and a material weaknesses in our internal control over accounting for foreign currency translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income described below.  The material weakness related to our accounting for foreign currency translation and consequently to the preparation of the Statement of Comprehensive Income, and did not extend to our entire system of internal control over financial reporting.  The error noted was first recognized in April 2006, while management and our new independent auditor were reviewing our financial statements in preparation of our March 31, 2006 Form 10-Q and is further explained below.

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

In light of the error described above, as of the date of the filing of this Quarterly Report on Form 10-Q, we have adopted remedial measures to address the deficiency in our internal control that gave rise to the understatement of goodwill and intangibles balances as of December 31, 2005 and the understatement of Other Comprehensive Income for the year ended December 31, 2005.  In addition, we have applied compensating procedures and processes as necessary to ensure the accuracy of our financial reporting.  Such additional procedures included a comprehensive review of our foreign goodwill and intangible balances and Other Comprehensive Income, a risk assessment of our critical accounting policies and procedures. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q presents fairly, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.  We have hired an outside professional service firm to perform a review of our critical accounting policies and procedures during the third quarter of 2006.

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1 : Legal Proceedings

Refer to the Notes to the Consolidated Financial Statements, Contingencies and Legal Matters contained in Part I Item 1 of this Quarterly Report on Form 10-Q, Note 12.

ITEM 1A : Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially affect our business, operating results and financial condition are described in our most recently filed Annual Report on Form 10-K (Item 1A).  There has been no material change in those risk factors.

ITEM 2 : Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 : Defaults Upon Senior Securities

None.

ITEM 4 : Submission of Matters to a Vote of Security Holders

On May 2, 2006, we held our annual meeting of shareholders.  The following matters were submitted to a vote of security holders at the annual meeting of stockholders and the vote with respect to each such matters are as follows:,

The stockholders voted to re-elect Robert L. Ecklin, Daniel H. Leever, Donald G. Ogilvie, Joseph M. Silvestri, James C. Smith, and T. Quinn Spitzer, Jr. to continue as directors of the Company.  A total of 29,276,441 votes were represented with respect to this matter, with voting on each specific nominee as follows:

	FOR	AGAINST OR WITHHELD	BROKER NON-VOTES
Robert L. Ecklin	28,673,078	603,363	—
Daniel H. Leever	28,764,863	511,578	—
Donald G. Ogilvie	28,407,378	869,063	—
Joseph M. Silvestri	28,432,250	844,191	—
James C. Smith	28,674,348	602,093	—
T. Quinn Spitzer, Jr.	28,475,478	800,963	—

A proposal to approve and adopt the MacDermid, Incorporated Stock Option Plan dated February 17, 2006 was approved by the stockholders.  A total of 29,276,441 votes were represented, with a total of 22,005,021 (72%) shares voting for the proposal, 4,235,481 voting against the proposal, 16,986 shares abstaining from voting, and 3,018,953 broker non-votes.

A proposal to approve amendments to the MacDermid, Incorporated 1995 Equity Incentive Plan was approved by the stockholders.  A total of 29,276,441 votes were represented, with a total of 23,522,823 (77%) shares voting for the proposal, 2,712,502 voting against the proposal, 22,663 shares abstaining from voting, and 3,018,453 broker non-votes.

ITEM 5: Other Information

On August 9, 2006, the Corporation terminated Paul Morrison as its Controller. The integrity of the Corporation’s financial statements is not implicated by this matter.

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

MacDermid, Incorporated
(Registrant)

Date: August 9, 2006	/s/	Daniel H. Leever
Daniel H. Leever
Chairman and
Chief Executive Officer

Date: August 9, 2006	/s/	Gregory M. Bolingbroke
Gregory M. Bolingbroke
Senior Vice President, Finance