Form 10-Q
period 2006-09-30
MACDERMID INC
filed 2006-11-09
CIK 61138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, no par value	30,861,165 shares

MACDERMID, INCORPORATED
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands of dollars except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$200,295	$193,260	$607,910	$541,788
Cost of sales	116,242	109,978	344,011	300,827
Gross profit	84,053	83,282	263,899	240,961

Operating expenses:
Selling, technical and administrative	52,514	51,387	160,259	147,581
Research and development	7,489	6,684	22,788	19,725
(Gain)/loss on asset sales and business dispositions	(1,108)	—	1,116	—
Restructuring	1	1,077	2,108	1,462
	58,896	59,148	186,271	168,768
Operating profit	25,157	24,134	77,628	72,193

Other income (expense):
Interest income	858	534	2,399	1,834
Interest expense	(7,354)	(7,635)	(21,354)	(23,004)
Other, net	230	799	(148)	207
	(6,266)	(6,302)	(19,103)	(20,963)

Earnings before income taxes	18,891	17,832	58,525	51,230
Income taxes	(5,801)	(4,915)	(16,621)	(14,600)
Net earnings	$13,090	$12,917	$41,904	$36,630

Earnings per common share:
Basic	$0.42	$0.42	$1.36	$1.21
Diluted	$0.42	$0.42	$1.34	$1.19

Weighted average common shares outstanding:
Basic	30,822,994	30,504,127	30,764,044	30,383,152
Diluted	31,293,290	30,956,963	31,254,656	30,865,440

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$108,965	$80,932
Accounts receivable, net of allowance for doubtful receivables of $11,144 and $10,966, respectively	166,470	155,718
Inventories, net	123,844	92,973
Prepaid expenses	15,133	14,108
Deferred income taxes	15,700	16,629
Total current assets	430,112	360,360

Property, plant and equipment, net of accumulated depreciation of $201,248 and $184,499, respectively	118,955	123,229
Goodwill	251,736	242,935
Intangibles, net of accumulated amortization of $19,507 and $14,793, respectively	41,324	40,916
Deferred income taxes	37,313	37,667
Other assets, net	15,805	14,820
Total assets	$895,245	$819,927
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$66,141	$60,202
Dividends payable	1,851	1,836
Accrued compensation	17,722	16,261
Accrued interest	5,869	12,784
Accrued income taxes payable	10,714	11,461
Short-term notes payable	459	498
Current installments of long-term obligations	61	232
Other current liabilities	44,772	38,565
Total current liabilities	147,589	141,839

Long-term debt and capital lease obligations	300,784	301,043
Retirement benefits, less current portion	22,232	22,343
Deferred income taxes	12,613	11,489
Long-term environmental	3,198	4,119
Other long-term liabilities	10,681	17
Total liabilities	497,097	480,850
Shareholders’ equity
Common stock, authorized 75,000,000 shares, issued 47,380,916 at September 30, 2006, and 47,131,950 shares at December 31, 2005, at stated value of $1.00 per share	47,381	47,132
Additional paid-in capital	47,965	42,869
Retained earnings	403,165	366,807
Accumulated other comprehensive (loss) income	14,291	(3,051)
Less — cost of common shares held in treasury, 16,545,831 at September 30, 2006, 16,546,763 at December 31, 2005	(114,654)	(114,680)
Total shareholders’ equity	398,148	339,077
Total liabilities and shareholders’ equity	$895,245	$819,927

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Net cash flows from operating activities:
Net earnings	$41,904	$36,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,835	12,209
Amortization	4,256	2,796
Inventory reserve adjustment	(2,846)	—
Provision for bad debts	917	1,580
Deferred income taxes	3,171	(995)
Stock compensation expense	1,922	5,227
Net loss on asset sales and business dispositions	830	—
Restructuring	2,108	1,463
Changes in assets and liabilities
Increase in receivables	(6,304)	(12,909)
Increase in inventories	(27,790)	(5,423)
Increase in prepaid expenses	(533)	(2,461)
Increase (decrease) in accounts payable	3,185	(703)
Decrease in accrued expenses	(5,436)	(10,319)
(Decrease)increase in income tax liabilities	(244)	3,620
Increase (decrease) in L/T environmental Liabilities	(918)	169
Other	4,318	308
Net cash flows provided by operating activities	33,375	31,192

Cash flows from investing activities:
Capital expenditures	(7,530)	(10,810)
Proceeds from disposition of fixed assets	2,270	1,245
Acquisition of business, net of cash acquired	—	(93,153)
Proceeds from disposition of business	770	262
Other	(256)	—
Net cash flows used in investing activities	(4,746)	(102,456)

Cash flows from financing activities:
Net short-term borrowings (repayments)	(250)	2,965
Repayments of long-term borrowings	(379)	(185)
Issuance from treasury shares	26	33
Proceeds from exercise of stock options	3,422	2,717
Dividends paid	(5,532)	(4,858)
Net cash flows (used in) provided by financing activities	(2,713)	672

Effect of exchange rate changes on cash and cash equivalents	2,117	(6,930)
Net increase (decrease) in cash and cash equivalents	28,033	(77,522)
Cash and cash equivalents at beginning of period	80,932	137,829
Cash and cash equivalents at end of period	$108,965	$60,307
Supplemental disclosures of Cash Flow Information:
Cash paid for interest	$27,818	$28,285
Cash paid for income taxes	$15,627	$12,657

See accompanying notes to consolidated financial statements.

MACDERMID, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of dollars, except share and per share amounts)

Note 1.                                  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial information has been prepared in accordance with the interim reporting rules and regulations of the U.S. Securities and Exchange Commission and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.  Certain amounts in the prior period have been restated to conform to current period presentation, including the December 31, 2005 balance sheet accounts of Goodwill, Intangibles, Total Assets, Accumulated Other Comprehensive (Loss) Income, Total Shareholders’ Equity and Total Liabilities and Shareholders’ Equity (See Notes 2 and 6 below) and the September 30, 2005 foreign currency translation adjustment (see Note 7 below).  Below are tables that present the balances that have been restated from previously reported amounts due to a correction of an error in accounting for the Company’s historical goodwill and intangible balances:

Balance Sheet Items	December 31, 2005 balance, as reported	Restatement Adjustments	December 31, 2005 balance, restated
Goodwill	$236,532	$6,403	$242,935
Intangibles, net	40,128	788	40,916
Accumulated other comprehensive (loss) income	(10,242)	7,191	(3,051)
Total assets	812,736	7,191	819,927
Total shareholders’ equity	331,886	7,191	339,077
Total liabilities and shareholders’ equity	812,736	7,191	819,927

Other Comprehensive Income	Three months ended September 30, 2005 balance, as reported	Restatement Adjustments	Three months ended September 30, 2005 balance, restated
Foreign currency translation adjustment	$(1,926)	$(2,110)	$(4,036)
Other	165	842	1,007
Comprehensive income	$11,156	$(1,268)	$9,888

Other Comprehensive Income	Nine months ended September 30, 2005 balance, as reported	Restatement Adjustments	Nine months ended September 30, 2005 balance, restated
Foreign currency translation adjustment	$(18,991)	$(11,859)	$(30,850)
Other	871	3,847	4,718
Comprehensive income	$18,510	$(8,012)	$10,498

In the opinion of MacDermid, Incorporated  and its subsidiaries (collectively “MacDermid” or the “Company”) management, the accompanying unaudited consolidated  financial statements of the interim periods presented contain all adjustments necessary to present fairly the financial position of MacDermid as of September 30, 2006 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for a full year and cannot be used to indicate financial performance for the entire year.  These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in MacDermid’s Annual Report for the year ended December 31, 2005.

Note 2.                                  Goodwill and Intangible Assets Currency Translation Restatement Adjustments

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates.  This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005.  In connection with the Company adopting the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, the Company restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation.  As a result, the Company made certain restatement adjustments to the December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.   The Company also restated Other Comprehensive Income for the three and nine months ended September 30, 2005 to correct an error related to foreign currency translation (see note 7 below).

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

Note 3.                                  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132R  (“SFAS 158”).   This statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position.  An employer must recognize an asset or liability in its statement of financial position for the difference between the fair value of the plan assets and the projected benefit obligation (pension plans) or the accumulated postretirement benefit obligation (other postretirement plans).  Changes in the plans’ funded status must be recognized, in the year of change, in comprehensive income.  SFAS 158 will also require entities to measure the funded status of the plans as of the date of the year-end statement of financial position, with a few exceptions.  The recognition provision of SFAS 158 is effective beginning the fourth quarter of 2006.  The plan measurement date provision of SFAS 158 is effective beginning the first quarter of 2008.  The Company is currently in the process of evaluating the expected effect of SFAS 158 on its consolidated financial statements and is not yet in a position to determine such effects.  The unfunded status of the pension and postretirement benefit plans would have resulted in an additional long term liability of approximately  $25,000 to $35,000 as of December 31, 2005, with a corresponding offset to other comprehensive income in the stockholders’ equity section at December 31, 2005.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) that will become effective beginning first quarter of 2008.   This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  The Company is currently in the process of evaluating the expected effect of SFAS 157 on its consolidated financial statements and is not yet in a position to determine such effects.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 will become effective beginning in the fourth quarter of 2006.  The Company is currently in the process of evaluating the expected effect of SAB 108 on its consolidated financial statements and is not yet in a position to determine such effects.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company is currently in the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that  became effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity.   The Company adopted the provisions of FSP FIN 46(R)-6 in the third quarter of 2006.  The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 4.                                  Earnings Per Common Share and Other Common Share Information

Earnings per share (“EPS”) is calculated based upon net earnings available for common shareholders. The computation of basic earnings per share is based upon the weighted average number of outstanding common shares.  The computation of diluted earnings per share is based upon the weighted average number of outstanding common shares plus the effect of all dilutive contingently issuable common shares from stock options, stock awards and warrants that were outstanding during the period, under the treasury stock method.  For the three months ended September 30, 2006 and 2005, 1,933,996 and 2,588,215, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, 2,119,464 and 2,474,727, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic common shares	30,822,994	30,504,127	30,764,044	30,383,152
Dilutive effect of stock options	470,296	452,836	490,612	482,288
Diluted common shares	31,293,290	30,956,963	31,254,656	30,865,440

Note 5.                                  Stock-Based Plans

MacDermid grants stock options and stock awards to Board members and to employees.   Effective January 1, 2006, MacDermid adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options.  SFAS 123(R) was adopted using the modified prospective method of application.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods.  Results from prior periods have not been restated.  Prior to the adoption of SFAS 123(R), MacDermid adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively, to all stock options granted, modified or settled after April 1, 2001.  Accordingly, compensation expense was measured using the fair value at the date of grant for options granted after April 1, 2001.  The resulting expense is amortized over the period in which the options are earned.    During the three and nine months ended September 30, 2006, ($587) and $1,359, respectively, was charged to expense related to stock options.  During the three and nine months ended September 30, 2005, $1,177 and $5,092, respectively, was charged to expense related to stock options.

The following table presents the weighted-average assumptions used in the option pricing model for stock options granted during the three and nine months ended September 30, 2006 and 2005, respectively:

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Volatility	28.9%	31.9%	28.9%	31.9%
Risk-free interest rate	5.07%	1.60%	5.07%	1.60%
Dividend yield	0.70%	0.49%	0.70%	0.49%
Expected lives (years)	8.0	6.0	8.0	6.0
Fair value per option granted	$15.75	$11.07	$15.75	$11.07

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

All shares of restricted stock issued under this plan must be held and cannot be sold or transferred, except to the Company, for a period of three or four years depending on the date the restricted shares were originally awarded.  The Company recognizes compensation expense for restricted shares issued under this plan equal to the market value of the restricted shares on the date of grant. For restricted stock awards granted prior to 2006, the restricted stock awards are granted at fair market value and the related expense is recognized at the date of grant.  For restricted stock awards granted after January 1, 2006, the restricted stock awards are granted at fair market value and the related expense is recognized over the vesting terms of the restricted stock awards.  The amount of expense recognized during the three and nine months ended September 30, 2006 was $240 and $400, respectively.  The amount of expense recognized during the three and nine months ended September 30, 2005 was $0 and $135, respectively.  The following table summarizes restricted stock award activity from December 31, 2005 through September 30, 2006 regarding the Company’s equity incentive plan:

Equity Incentive Plan:	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	11,163	$28.67
Changes during the period:
Shares granted	76,665	$34.40
Nonvested balance at September 30, 2006	87,828	$33.67

As of September 30, 2006, there was $2,239 of total unrecognized compensation cost related to restricted stock awards granted under the Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Option Plans

The 1992 Plan

In 1993, MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1992 (the “1992 Plan”).  The 1992 Plan provides for the issuance of up to 2,700,000 shares.  Options granted under the 1992 plan, which vest between four and six years, are generally exercisable at a fixed price that can be as low as two-thirds of the market price at the grant date.  The options are exercisable into restricted shares of common stock, which cannot be sold or transferred, except back to MacDermid at cost, during the four-year period commencing with the exercise date.  In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1992 Plan.  As of September 30, 2006, there were 12,065 options outstanding under the 1992 plan.

The 1998 Plan

MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1999 (the “1998 Plan”).  The 1998 Plan provides for the issuance of up to 1,500,000 shares.  Options granted under the 1998 Plan generally are exercisable during a ten-year period beginning with the grant date, at a fixed price equal to a one-third-premium over market price at the date of grant.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided, under the terms of the plan, at the time of grant.  In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1998 Plan.  As of September 30, 2006, there were 793,400 options outstanding under the 1998 plan.

The 2001 Executive Plan

MacDermid adopted a non-qualified key executive stock option plan, approved by shareholders in July 2001 (the “2001 Executive Plan”).  The 2001 Executive Plan, as amended by MacDermid’s shareholders in 2004, provides for the issuance of up to 5,000,000 shares.  Options granted under the 2001 Executive Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant.  The options are also subject to an “Index Effect”, which involves two tiers of variability:

•                  The option price is variable, either up or down, based upon the market price at date of grant, adjusted for MacDermid’s stock price performance in comparison to the Standard and Poor’s Specialty Chemicals Index during the six years following the date of grant.  The options initially had exercise prices ranging from $16.75 to $38.65 per share; the exercise prices of these options as of September 30, 2006, now range from $22.51 to $38.65 per share based on Company stock price performance.

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

As of September 30, 2006, there were 3,038,902 options outstanding under the 2001 Executive plan.

The 2001 Employee Plan

In 2001, the Company adopted a non-qualified all employee stock option plan, approved by shareholders in July 2001 (the “2001 Employee Plan”).  The 2001 Employee Plan provides for the issuance of up to 1,000,000 shares.  Options granted under the 2001 Employee Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date, at a fixed price equal to the market price at the date of grant.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant.  In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 2001 Employee Plan.  As of September 30, 2006, there were 160,035 options outstanding under the 2001 Employee plan.

The 2006 Plan

In February 2006, the Company’s board of directors, adopted a non-qualified all employee stock option plan approved by the Company’s shareholders in May 2006 (the “2006 Plan”).  The 2006 Plan provides for the issuance of up to 1,100,000 shares.  Options granted under the 2006 Plan generally are exercisable during a four-year period beginning at the vesting date, which is six years after the grant date, at a  price equal to the average of the Company’s closing common stock price for the previous five trading days preceding the stock option grant.  The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant.  During the three and nine months ended September 30, 2006, 0 and 194,856, respectively, of stock options were granted to employees, executive officers and non-employee directors of the Company at a fair market price of $30.47.  As of September 30, 2006, there are 905,144 shares available for future grant under the 2006 plan.  Total compensation expense for the three and nine months ended September 30, 2006 related to stock options grants under the 2006 plans was $133 and $222, respectively.

The following table summarizes stock option activity from December 31, 2005 through September 30, 2006 regarding the Company’s fixed stock option plans:

Fixed Option Plans:	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,047,435		$36.81	4.2
Granted	194,856		$30.47
Exercised	(77,035)		$16.90
Forfeited	(4,900)		$22.90
Outstanding, September 30, 2006	1,160,356	$—	$37.13	4.4
Exercisable, September 30, 2006	930,625	$—	$38.83	3.2

The weighted-average grant date fair value of stock options granted under fixed option plans during the three and nine months ended September 30, 2006 was $0 and $15.75, respectively.  The weighted-average grant date fair value of stock options granted under fixed option plans during the three and nine months ended September 30, 2005 was $0 and $11.07, respectively.   The total intrinsic value of stock options exercised under fixed option plans during the three and nine months ended September 30, 2006 was $230 and $1,029, respectively.   The total intrinsic value of stock options exercised under fixed option plans during the three and nine months ended September 30, 2005 was $1,067 and $4,950, respectively.

As of September 30, 2006, there was $2,983 of unrecognized compensation costs related to non-vested stock options under the fixed option plans that is expected to be recognized over a weighted average period of 4.4 years.  The total fair value of stock options vested under the fixed option plans during the three and nine months ended September 30, 2006 was $21 and $75, respectively.  The total fair value of stock options vested under the fixed option plans during the three and nine months ended September 30, 2005 was $0 and $0, respectively.

The following table summarizes stock option activity from December 31, 2005 through September 30, 2006 regarding the Company’s indexed stock option plans:

Indexed Option Plan:	Shares Available for Grant	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	1,409,111	3,525,889		$25.41	6.8
Granted	—	—
Exercised	—	(97,500)		$22.54
Forfeited	70,500	(84,500)		$32.05
Index effect	304,987	(304,987)		$9.92
Outstanding, September 30, 2006	1,784,598	3,038,902	$9,866	$26.88	6.1
Exercisable, September 30, 2006	—	1,403,777	$9,638	$23.26	4.9

The weighted-average grant date fair value of stock options granted under the indexed option plan during the three and nine months ended September 30, 2006 was $0 and $0, respectively.  The weighted-average grant date fair value of stock options granted under the indexed option plan during the three and nine months ended September 30, 2005 was $0 and $11.07, respectively. The total intrinsic value of stock options exercised under indexed option plan during the three and nine months ended September 30, 2006 was $0 and $715, respectively.   The total intrinsic value of stock options exercised under indexed option plan during the three and nine months ended September 30, 2005 was $436 and $436, respectively.

As of September 30, 2006, there was $4,919 unrecognized compensation costs related to non-vested stock options under the indexed option plan that is expected to be recognized over a weighted average period of 4.9 years.  The total fair value of stock options vested under the indexed option plan during the three and nine months ended September 30, 2006 was $47 and $3,756, respectively.  The total fair value of stock options vested under the indexed option plan during the three and nine months ended September 30, 2005 was $0 and $0, respectively.

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

Acquired intangible assets as of September 30, 2006 and December 31, 2005, are as follows:

	As of September 30, 2006
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Patents	$18,871	$(11,335)	$7,536
Trademarks	22,075	(3,396)	18,679
Others	19,885	(4,776)	15,109
Total	$60,831	$(19,507)	$41,324

	As of December 31, 2005
	As Reported Gross Carrying	Restatement Foreign Currency	Accumulated	Restated Net
	Amount	Adjustments	Amortization	Amount
Patents	$17,573	$252	$(9,276)	$8,549
Trademarks	19,908	536	(2,671)	17,773
Others	17,440	—	(2,846)	14,594
Total	$54,921	$788	$(14,793)	$40,916

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

Amortization expense related to amortization of intangible assets for the three and nine months ended September 30, 2006, was $1,361 and $4,256, respectively.  Amortization expense related to amortization of intangible assets for the three and nine months ended September 30, 2005, was $650 and $1,486, respectively.  Amortization expense for intangible assets is expected to range from $3,862 to $4,476 over the next five years.

Useful lives for amortizable patents are approximately fifteen years.  Other intangible assets have useful lives of five to fifteen years.

The following table presents the changes in goodwill allocated to the reportable segments for the nine months September 30, 2006:

Reportable Segment	As reported balance at December 31, 2005	Restatement Allocation and Foreign Currency Adjustments	Restated Balance at December 31, 2005	Acquisitions and Purchase Accounting Adjustments	Nine months ended September 30, 2006 Currency Translation Adjustments	Balance at September 30, 2006
Advanced Surface Finishing	$155,953	$(3,457)	$152,496	$(856)	$7,501	$159,141
Printing Solutions	80,579	9,860	90,439	866	1,290	92,595
Total	$236,532	$6,403	$242,935	$10	$8,791	$251,736

Included in the September 30, 2006 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the purchase price allocation and totals $32,776 and $9,453, respectively, for the Advanced Surface Finishing and the Printing Solutions segments.   Included in the December 31, 2005 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the purchase price allocation and totals $33,796 and $8,449, respectively, for the Advanced Surface Finishing and the Printing Solutions segments.

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

The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net earnings	$13,090	$12,917	$41,904	$36,630
Other comprehensive income:
Other	(957)	1,007	(173)	4,718
Foreign currency translation adustment	1,470	(4,036)	17,515	(30,850)
Comprehensive income	$13,603	$9,888	$59,246	$10,498

Note 8.                                  Segment Reporting

MacDermid operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions.  These segments are managed separately as each segment has differences in technology and marketing strategies.  Chemicals supplied by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust retarding for metal and plastic surfaces associated with automotive and industrial applications. The Advanced Surface Finishing segment also supplies chemicals for etching copper and imprinting electrical patterns for various electronics applications and lubricants and cleaning agents associated with offshore oil and gas operations.  The products supplied by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications, and digital printers and related supplies.  Net sales for all the Company’s products fall into one of these two business segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Results of operations by segment:
Net sales:
Advanced Surface Finishing
Total segment net sales	$123,288	$113,179	$366,421	$320,231
Intersegment sales	(1,918)	(2,176)	(5,796)	(6,755)
Net external sales for the segment	121,370	111,003	360,625	313,476

Printing Solutions	78,925	82,257	247,285	228,312
Consolidated net sales	$200,295	$193,260	$607,910	$541,788

Operating profit:
Advanced Surface Finishing	$19,001	$16,925	$55,052	$47,764
Printing Solutions	6,156	7,209	22,576	24,429

Consolidated operating profit	$25,157	$24,134	$77,628	$72,193

	As of
	September 30,	December 31,
	2006	2005 (Restated)
Identifiable assets by segment:
Advanced Surface Finishing	$559,008	$550,364
Printing Solutions	349,454	316,050
Unallocated corporate assets	118,416	95,430
Intercompany eliminations	(131,633)	(141,917)
Consolidated assets	$895,245	$819,927

Note 9.                                  Inventory

The major components of inventory as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006	December 31, 2005
Finished goods	$74,628	$51,820
Raw materials and supplies	41,347	35,679
Equipment	7,869	5,474
Inventories, net	$123,844	$92,973

Note 10.                            Pension and Postretirement Benefit Plans

The following table shows the components of the net periodic pension benefit costs the Company incurred in the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service cost	$1,043	$—	$939	$144
Interest cost	1,069	801	895	815
Expected return on plan assets	(964)	(919)	(798)	(807)
Amortization of prior service cost	7	—	6	—
Recognized actuarial loss	196	267	83	57
Net periodic benefit cost	$1,351	$149	$1,125	$209

	Nine Months Ended September 30,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
Net periodic benefit cost:
Service cost	$3,128	$—	$2,814	$432
Interest cost	3,206	2,331	2,688	2,445
Expected return on plan assets	(2,891)	(2,675)	(2,394)	(2,421)
Amortization of prior service cost	21	—	18	—
Recognized actuarial loss	587	777	249	398
Net periodic benefit cost	$4,051	$433	$3,375	$854

The estimated net periodic benefit cost for other postretirement benefits was $126 and  $378, respectively, for the three and nine months ended September 30, 2006.  The estimated net periodic benefit cost for other postretirement benefits was $160 and $480, respectively, for the three and nine months ended September 30, 2005.

MacDermid previously disclosed in its financial statements for the year ended December 31, 2005, that the Company expects to contribute $9,000 to MacDermid’s pension plans in 2006.  During the first quarter of 2006, the Company increased the 2006 expected contribution amount to $12,000.  As of September 30, 2006, $8,800 of contributions have been made.  The current portion of pension and postretirement benefit plans is included in other current liabilities in the Company’s balance sheet at September 30, 2006 and December 31, 2005.

Note 11.                            Going Private Transaction

On September 5, 2006, Daniel H. Leever, MacDermid’s Chairman and Chief Executive Officer, together with Court Square Capital Partners, a related party, submitted a proposal to MacDermid’s Board of Directors to acquire all of the Company’s outstanding common stock at a price of $32.50 per share in cash.  MacDermid’s board of directors formed a special committee of independent directors to consider the proposal and review and evaluate alternative proposals that may be developed or received from other parties. The committee has retained a financial advisor and a legal advisor to assist it in its work. There can be no assurance that any agreement on financial and other terms satisfactory to the special committee will result from the committee’s evaluation of the proposal by the group of investors led by Mr. Leever or any other proposals, or that any extraordinary transaction will be approved or completed.

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

Asset Retirement Obligations:

In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”,   as interpreted by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, the Company has recognized asset retirement obligations for properties where the Company can make a reasonable estimate of the future cost, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing laws, estimate of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations.   At September 30, 2006 and December 31, 2005 the Company has accrued $1,512 and $1,404, respectively, for its asset retirement obligation for remediation activities at manufacturing and administrative sites in the United States, Europe and Australia.  The Asset Retirement Obligation balances are included in the long-term environmental liabilities in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes in the estimate during three and nine months ended September 30, 2006 and 2005, were not significant.  The following table shows changes in the carrying amount of the Company’s asset retirement obligation for the nine months ended September 30, 2006:

Balance at January 1, 2006	$1,404
Accretion expense	108
Balance at September 30, 2006	$1,512

Environmental Remediation:

As of September 30, 2006 and December 31, 2005, $3,198 and $4,119, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

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

•                  Some of the Company’s facilities have an extended history of chemical and industrial activity. The Company is directly involved in the remediation of sites that have environmental contamination arising from its operations. These sites include certain sites such as the Kearny, New Jersey and Waukegan, Illinois sites, which were acquired in the December 1998 acquisition of W. Canning plc.  With respect to the Kearny, New Jersey site, the Canning subsidiary withheld, under the Acquisition Agreement, a deferred purchase price payment of approximately $1,600. Clean-up costs at these sites are estimated to be between $2,000 and $5,000. The owners of the Kearny, New Jersey site have primary responsibility for clean-up costs.  Investigations into the extent of contamination at these sites are, however, ongoing.

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

•                  During the third quarter of 2006, MacDermid entered into an agreement with the city council of Birmingham, England whereby MacDermid  agreed to the variation and revocation of the Hazardous Substance Consent (“HSC”) for the MacDermid Palmer Street facility that allowed MacDermid to store certain hazardous substances for the receipt of $5,617 (3,000 British Pounds) immediately and the receipt of an additional $1,873 (1,000 British Pounds) payable when MacDermid revokes its’ amended HSC for the Palmer Street site and ceases all storage activity at the Palmer Street site (an expected three year period).  The total amount of $7,490 will be adjusted in the fourth quarter of 2006 upon completion of an environmental study at the Palmer Street site.  As of September 30, 2006, the $7,490 is included in other long-term liabilities in the Consolidated Balance Sheet.

•                  Legal Proceedings:

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

Note 13.                            Restructuring Activities

During the three and nine months ended September 30, 2006, MacDermid recognized restructuring charges in the amount of $1 and $2,108, respectively, related to employee severance and other charges.  During the three and nine months ended September 30, 2005, MacDermid recognized restructuring charge in the amount of $1,077 and $1,462, respectively, related to employee severance and other charges.

During the first quarter 2006, MacDermid’s implemented restructuring plans related to the operations of the US MPS business unit.  In the first quarter of 2006, MacDermid recorded restructuring charges of $601 against earnings which consists entirely of employee severance costs related to the reduction of thirteen management, sales and administrative position reductions in the US MPS business unit.  Of the initial restructuring amount of $601, the Company paid $349 as of September 30, 2006, and reversed $252 of the initial $601 in the third quarter of 2006.  No more payments are expected related to this initiative.

During the first quarter ended March 31, 2006, the Company continued its efforts to maximize synergies related to the Autotype acquisition by announcing the relocation of the Autotype’s Kvistgaard, Denmark facility to an existing facility in Wantage, England.  The closure of the Autotype Denmark facility impacted twenty one employees in manufacturing, administrative, and managerial roles.  Total severance benefits of $369 were charged to goodwill during the first quarter 2006 under Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).  An additional $583 in costs related to the Autotype acquisition not qualifying for purchase accounting treatment was charged to the income statement during the first quarter of 2006.  During the second quarter of 2006, the Company completed the relocation of Autotype’s Kvistgaard, Denmark facility.  The plant in Kvistgaard, Denmark was closed and production was transferred to Autotype’s existing facility in Wantage, England.  During the three months ended June 30, 2006, $890 was charged to goodwill, in accordance with EITF 95-3, in connection with the closure of Autotype’s Denmark facility, these costs included lease restoration costs, severance payments and asset write-offs.  During the three months ended June 30, 2006 $401 charged to restructuring expense for stay bonus payments and moving costs for manufacturing equipment relocated to Autotype’s Wantage, England facility.

During the second quarter of 2006, the Company completed the relocation of Autotype’s Schaumburg, Illinois facility to the Company’s existing facility in Middletown, Delaware.  In connection with this relocation $180 of lease restoration costs were charged to goodwill in the second quarter of 2006 in accordance with EITF 95-3.  During the third quarter of 2006, the

Company expensed $212 related to relocation costs in connection with moving the Autotype Schaumburg, Illinois facility to the Middletown, Delaware facility.

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

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the nine months ended September 30, 2006, by segment:

		For the nine months ended September 30, 2006				As of September 30, 2006
						Total
						costs and
	Balance,					adjustments nine months ended	Total expected
	December 31,	Restructuring	Goodwill	Cash	Non-cash	September 30,	costs and
	2005	Charges	adjustments	payments	Adjustments	2006	adjustments
Printing Solutions:
Equipment relocation	$134	$117	$—	$(140)	$1	$(22)	$112
Asset disposals	18	—	723	—	—	723	741
Site clean-up costs	45	—	164	—	—	164	209
Severance and other benefits	1,739	1,246	426	(1,661)	17	28	1,767
Legal and other	5	74	18	(36)	—	56	61
Total Printing Solutions	$1,941	$1,437	$1,331	$(1,837)	$18	$949	$2,890

Advanced Surface Finishing:
Equipment relocation	$36	$175	$—	$(175)	$(74)	$(74)	$(38)
Asset disposals	12	—	—	—	—	—	12
Site clean-up costs	30	—	108	—	—	108	138
Severance and other benefits	791	496	(135)	(863)	(274)	(776)	15
Total Advanced Surface Finishing	$869	$671	$(27)	$(1,038)	$(348)	$(742)	$127
Total restructuring charges	$2,810	$2,108	$1,304	$(2,875)	$(330)	$207	$3,017
Other acquisition charges	$385	$—	$—	$—	$—	$—	$385
Total	$3,195	$2,108	$1,304	$(2,875)	$(330)	$207	$3,402

Note 14.                            Loss on Disposal

During the three and nine months ended September 30, 2006, MacDermid recorded a loss on disposal of $0 and $2,224, respectively, related to two separate dispositions.  The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported the Company’s electronics sales.  In 2001, the Company wrote off all the inventory on MEI’s balance sheet.  Inventory was the only significant asset on MEI’s books, and the write off effectively impaired the Company’s investment in the subsidiary.  In February 2006, the Company sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664, which reduced the Company’s first quarter 2006 tax rate.  The second disposal related to a dormant international business unit that was disposed in the first quarter of 2006.  A loss on disposal of assets of $560 was recorded in the first quarter 2006 related to this dormant business unit.

Note 15.                            Miscellaneous Gains

In July 2006, the Company sold an idle manufacturing plant located in Franklin Park, Illinois for $1,588 and recognized a gain related to this sale of  $589 in the third quarter of 2006.

In September 2006, the Company sold its interest in a chemical distribution company in Hong Kong for 6,000 Hong Kong dollars, or $770.  In connection with this sale the Company recognized a gain of  $519 during the third quarter of 2006.

Note 16.                            Subsequent Event

On November 4, 2006, the Company’s Chairman and Chief Executive Officer had restrictions lift on 180,000 shares of MacDermid common stock.  In accordance with the terms of 1995 Plan, the Company’s Chairman and Chief Executive Officer returned 65,759 shares of MacDermid common stock to the Company at a price of $32.83 per share.  Total proceeds from this transaction were $2,159 which was used for payment of his tax withholding liability that resulted from the lapse of restrictions on the 180,000 shares of common stock.  The Company will account for this purchase of common stock under the treasury method.

Note 17.                            Guarantor Financial Statements

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

Under MacDermid’s Bond Offering, the Company has several covenants that relate to the Company’s fixed charge ratio (as defined in the Bond Offering agreement), asset sales, incurrence of additional indebtedness, and restricted payments. The restricted payment covenant is used to measure the amount of dividends, share repurchases, and extraordinary repayments of debt that MacDermid may undertake. The covenant provides for a basket, with respect to, the above mentioned items. The basket is created by taking the aggregate of 50% of net income (or 100% of any net loss, adjusted for non-cash charges) since June 2001 to present. When dividend payments are made, they are charged against the basket.  As of September 30, 2006 and December 31, 2005, MacDermid had $99,223 and $81,972, respectively, available for future restricted payments.  The net assets of the Guarantors are restricted and may not be transferred to anyone other than the Issuer or another Guarantor without the consent of the Trustee of the Bond Offering, subject to specified baskets.  Thus the net assets of the Guarantors can be transferred to the Issuer or other Guarantors within the group freely, but cannot be transferred outside the group of Guarantors and the Issuer without the consent of the Trustee of the Bond Offering, subject to certain baskets.

In connection with the restatement adjustments made to goodwill, intangibles and accumulated other comprehensive (loss) income as described in Notes 2, 6 and 7 above, the Company recalculated certain ratios whose components changed as a result of these restatement adjustments.  The Company restated its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement.  The restatement adjustments noted above did not trigger a default, and as such, the Company concluded that the above restatement adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

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

The following financial information sets forth our Condensed Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005; the Condensed Consolidating Statements of Earnings for the three and nine months ending September 30, 2006 and 2005; and the Condensed Consolidating Statements of Cash Flows for the nine months ending September 30, 2006 and 2005:

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$25,476	$50,941	$143,052	$(19,174)	$200,295
Cost of sales	16,847	29,215	89,354	(19,174)	116,242
Gross profit	8,629	21,726	53,698	—	84,053

Operating expenses:
Selling, technical and administrative	10,246	10,771	31,497	—	52,514
Research anddevelopment	1,580	2,588	3,321	—	7,489
Gain on asset sales and business dispositions	(589)	—	(519)	—	(1,108)
Restructuring	(110)	67	44	—	1
	11,127	13,426	34,343	—	58,896
Operating (loss) profit	(2,498)	8,300	19,355	—	25,157

Equity in earnings of subsidiaries	19,428	13,821	—	(33,249)	—
Interest income	558	67	233	—	858
Interest expense	(7,276)	(15)	(63)	—	(7,354)
Other, net	(70)	180	120	—	230
	12,640	14,053	290	(33,249)	(6,266)

Earnings (loss) before income taxes	10,142	22,353	19,645	(33,249)	18,891
Income tax benefit (expense)	2,948	(2,925)	(5,824)	—	(5,801)
Net earnings (loss)	$13,090	$19,428	$13,821	$(33,249)	$13,090

CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$22,582	$52,586	$125,609	$(7,517)	$193,260
Cost of sales	15,349	27,266	74,880	(7,517)	109,978
Gross profit	7,233	25,320	50,729	—	83,282

Operating expenses:
Selling, technical and administrative	8,903	11,186	31,298	—	51,387
Research and development	1,528	2,345	2,811	—	6,684
Restructuring and acquisition	—	379	698	—	1,077
	10,431	13,910	34,807	—	59,148
Operating (loss) profit	(3,198)	11,410	15,922	—	24,134

Equity in earnings of subsidiaries	19,588	11,345	—	(30,933)	—
Interest income	141	35	358	—	534
Interest expense	(7,510)	6	(131)	—	(7,635)
Other, net	598	158	43	—	799
	12,817	11,544	270	(30,933)	(6,302)

Earnings (loss) before income taxes	9,619	22,954	16,192	(30,933)	17,832
Income tax benefit (expense)	3,298	(3,366)	(4,847)	—	(4,915)
Net earnings (loss)	$12,917	$19,588	$11,345	$(30,933)	$12,917

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$69,887	$172,604	$413,633	$(48,214)	$607,910
Cost of sales	45,263	101,978	244,984	(48,214)	344,011
Gross profit	24,624	70,626	168,649	—	263,899

Operating expenses:
Selling, technical and administrative	33,057	31,883	95,319	—	160,259
Research anddevelopment	4,924	7,707	10,157	—	22,788
(Gain) loss on asset sales and business dispositions	(589)	—	1,705	—	1,116
Restructuring	221	560	1,327	—	2,108
	37,613	40,150	108,508	—	186,271
Operating (loss) profit	(12,989)	30,476	60,141	—	77,628

Equity in earnings of subsidiaries	61,839	41,999	—	(103,838)	—
Interest income	1,691	174	534	—	2,399
Interest expense	(21,121)	(44)	(189)	—	(21,354)
Other, net	389	361	(898)	—	(148)
	42,798	42,490	(553)	(103,838)	(19,103)

Earnings (loss) before income taxes	29,809	72,966	59,588	(103,838)	58,525
Income tax benefit (expense)	12,095	(11,127)	(17,589)	—	(16,621)
Net earnings (loss)	$41,904	$61,839	$41,999	$(103,838)	$41,904

CONSOLIDATED STATEMENTS OF EARNINGS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$67,402	$146,046	$350,220	$(21,880)	$541,788
Cost of sales	45,543	73,458	203,706	(21,880)	300,827
Gross profit	21,859	72,588	146,514	—	240,961

Operating expenses:
Selling, technical and administrative	29,992	30,812	86,777	—	147,581
Research and development	4,769	6,994	7,962	—	19,725
Restructuring and acquisition	—	379	1,083	—	1,462
	34,761	38,185	95,822	—	168,768
Operating (loss) profit	(12,902)	34,403	50,692	—	72,193

Equity in earnings of subsidiaries	56,128	34,271	—	(90,399)	—
Interest income	843	44	947	—	1,834
Interest expense	(22,654)	(18)	(332)	—	(23,004)
Other, net	826	455	(1,074)	—	207
	35,143	34,752	(459)	(90,399)	(20,963)

Earnings (loss) before income taxes	22,241	69,155	50,233	(90,399)	51,230
Income tax benefit (expense)	14,389	(13,027)	(15,962)	—	(14,600)
Net earnings (loss)	$36,630	$56,128	$34,271	$(90,399)	$36,630

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2006

(UNAUDITED)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$53,795	$2,735	$52,435	$—	$108,965
Accounts receivables, net	11,679	19,422	135,369	—	166,470
Due (to) from affiliates	21,294	99,983	(121,277)	—	—
Inventories, net	8,158	41,023	74,663	—	123,844
Prepaid expenses	2,100	3,405	9,628	—	15,133
Deferred income taxes	8,141	1,799	5,760	—	15,700
Total current assets	105,167	168,367	156,578	—	430,112

Property, plant and equipment, net	11,574	29,890	77,491	—	118,955
Goodwill	51,524	79,112	121,100	—	251,736
Intangibles, net	—	4,619	36,705	—	41,324
Investments in subsidiaries	545,954	284,075	—	(830,029)	—
Deferred income taxes	17,501	8,619	11,193	—	37,313
Other assets, net	5,173	3,632	7,000	—	15,805
Total assets	$736,893	$578,314	$410,067	$(830,029)	$895,245

Current liabilities:

Accounts and dividends payable	$6,670	$12,560	$48,762	$—	$67,992
Accrued compensation	3,482	2,655	11,585	—	17,722
Accrued interest	5,381	376	112	—	5,869
Accrued income taxes payable	(590)	6,428	4,876	—	10,714
Other current liabilities	12,830	9,769	22,693	—	45,292
Total current liabilities	27,773	31,788	88,028	—	147,589

Long-term obligations	300,622	—	162	—	300,784
Retirement benefits, less current portion	5,445	—	16,787	—	22,232
Deferred income taxes	—	—	12,613	—	12,613
Long-term environmental	2,750	—	448	—	3,198
Other long-term liabilities	2,155	571	7,955	—	10,681
Total liabilities	338,745	32,359	125,993	—	497,097

Total shareholders’ equity	398,148	545,955	284,074	(830,029)	398,148
Total liabilities and shareholders’ equity	$736,893	$578,314	$410,067	$(830,029)	$895,245

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

(UNAUDITED)

(RESTATED)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$46,925	$3,131	$30,876	$—	$80,932
Accounts receivables, net	10,811	22,799	122,108	—	155,718
Due (to) from affiliates	23,496	94,217	(117,713)	—	—
Inventories, net	5,994	27,606	59,373	—	92,973
Prepaid expenses	3,122	1,749	9,237	—	14,108
Deferred income taxes	11,372	—	5,257	—	16,629
Total current assets	101,720	149,502	109,138	—	360,360

Property, plant and equipment, net	16,362	28,924	77,943	—	123,229
Goodwill	51,760	79,112	112,063	—	242,935
Intangibles, net	—	4,880	36,036	—	40,916
Investments in subsidiaries	484,326	245,050	—	(729,376)	—
Deferred income taxes	25,550	—	12,117	—	37,667
Other assets, net	6,222	3,866	4,732	—	14,820
Total assets	$685,940	$511,334	$352,029	$(729,376)	$819,927

Current liabilities:
Accounts and dividends payable	$9,122	$9,950	$42,966	$—	$62,038
Accrued compensation	2,118	3,248	10,895	—	16,261
Accrued interest	12,654	24	106	—	12,784
Accrued income taxes payable	(2,350)	7,622	6,189	—	11,461
Other current liabilities	16,465	5,643	17,187	—	39,295
Total current liabilities	38,009	26,487	77,343	—	141,839

Long-term obligations	300,516	271	256	—	301,043
Retirement benefits, less current portion	5,066	—	17,277	—	22,343
Deferred income taxes	—	—	11,489	—	11,489
Long-term environmental	3,271	233	615	—	4,119
Other long-term liabilities	—	17	—	—	17
Total liabilities	346,862	27,008	106,980	—	480,850

Total shareholders’ equity	339,078	484,326	245,049	(729,376)	339,077
Total liabilities and shareholders’ equity	$685,940	$511,334	$352,029	$(729,376)	$819,927

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows provided by (used in) operating activities	$9,612	$(47)	$23,810	$33,375

Investing activities:
Capital expenditures	(894)	(1,837)	(4,799)	(7,530)
Proceeds from disposition of fixed assets	—	1,590	680	2,270
Proceeds from disposition of business	—	—	770	770
Other	235	315	(806)	(256)
Net cash flows (used in) provided by investing activities	(659)	68	(4,155)	(4,746)

Financing activities:
Net short-term repayments	—	(146)	(104)	(250)
Repayments of long-term borrowings	—	(271)	(108)	(379)
Issuance of treasury shares	26	—	—	26
Proceeds from exercise of stock options	3,422	—	—	3,422
Dividends paid	(5,532)	—	—	(5,532)
Net cash flows used in financing activities	(2,084)	(417)	(212)	(2,713)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,117	2,117

Net increase (decrease) in cash and cash equivalents	6,869	(396)	21,560	28,033

Cash and cash equivalents at beginning of period	46,925	3,131	30,876	80,932

Cash and cash equivalents at end of period	$53,794	$2,735	$52,436	$108,965

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows provided by (used in) operating activities	$36,730	$(42,775)	$37,237	$31,192

Investing activities:
Capital expenditures	(2,201)	(1,301)	(7,308)	(10,810)
Acquisition of business	—	(27,070)	(66,083)	(93,153)
Proceeds from disposition of fixed assets and business	895	—	612	1,507
Net cash flows (used in) investing activities	(1,306)	(28,371)	(72,779)	(102,456)

Financing activities:
Net proceeds from short-term borrowings	—	—	2,965	2,965
Net proceeds from (repayments of) long-term borrowings	34	44	(263)	(185)
Issuance of treasury shares	33	—	—	33
Proceeds from exercise of stock options	(71,195)	73,912	—	2,717
Dividends paid	(4,858)	—	—	(4,858)
Net cash flows (used in) provided by financing activities	(75,986)	73,956	2,702	672

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,930)	(6,930)

Net (decrease) increase in cash and cash equivalents	(40,562)	2,810	(39,770)	(77,522)

Cash and cash equivalents at beginning of period	69,512	688	67,629	137,829

Cash and cash equivalents at end of period	$28,950	$3,498	$27,859	$60,307

ITEM 2:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(in thousand of dollars, except shares and per share data)

CONSOLIDATED OVERVIEW

Goodwill and Intangible Asset Restatement Adjustments

As discussed in Notes 2, 6 and 7 to the Consolidated Financial Statements in Part I, Item 1, in the first quarter of fiscal 2006 we reviewed our foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates.  This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005.  In connection with our adoption of the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, we restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation.  As a result, we made certain restatement adjustments to our December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates.  We also restated Other Comprehensive Income for the three and nine months ended September 30, 2005 to correct an error related to foreign currency translation.

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

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 57% of our net sales and identifiable assets for the nine month period ended and as of September 30, 2006, are denominated in currencies other than the United States dollar.  These currencies include predominantly the Euro, British Pound, the Hong Kong Dollar, the Chinese Yuan and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker United States Dollar and are adversely affected by a stronger United States Dollar relative to the foreign currency.  For the three and nine months ended September 30, 2006, net sales and net earnings were positively impacted as the United States Dollar weakened against the Euro, the British Pound, the Chinese Yuan and the Japanese Yen when compared to exchange rates at the beginning of the year.  For the quarter ended September 30, 2006, net sales and net earnings were positively impacted as the United States dollar weakened against the Euro, the British Pound and the Chinese Yuan when compared to the same period in 2005.  For the nine months ended September 30, 2006 net sales and net earnings were negatively impacted as the United States dollar strengthened against the Euro, the British Pound, the Chinese Yuan and the Japanese Yen when compared to the same period in 2005.  In both cases, the absolute impact on earnings was immaterial.

Our competitors include many large multi-national chemical firms based in Europe, Asia, and the United States.  New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

We are influenced predominantly by two general industries:  the specialty chemical and printing industries.  In the specialty chemical industry, profit is generated by creating proprietary products and process technologies, and delivering high levels of customer service.  Currently, a number of key characteristics and trends are impacting the industry, including market fragmentation, globalization, the need for financial resources to support research and development, a renewed focus on core businesses and the increasing importance of size and scale.  The Asian market presents growth opportunities, and our ASF segment continued to see growth in Asia due to favorable market conditions.  In 2005, we opened a second facility in China to support our expansion in this market.  Our growth in the electronics market in Asia was partially offset by market weakness in Europe.  We also experienced growth in our Offshore Fluids products in 2005, which continued in 2006, due largely to a worldwide increase in offshore oil field development activities. In the printing industry, we continue to see challenging growth opportunities in an increasingly competitive environment.  The industry is marked by globalization, market fragmentation, pricing pressures, and the growing digital printing technologies.  Our business groups that supply offset printing blankets and photo-polymer plates continue to be affected by an overall soft market and changes in our distribution system, as we are increasingly selling directly to our customers in the United States.  Our digital printer group, which manufactures wide-media printers, is currently benefiting from the market acceptance of our new product offerings.

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

In June 2005, we acquired all of the outstanding capital stock of Autotype from Norcros (Holdings) Limited of the UK.  The acquisition broadened our product offerings in both of our operating segments.  Net assets acquired, including goodwill and intangibles, totaled $92,432.  The net assets and results of operations are included in our financial statements since the acquisition date.  For more information regarding this acquisition, see Note 17 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

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

During the second half of 2005 and  the first half of 2006, as part of our effort to lower the operating costs of our company, we began to implement certain consolidation actions.  These actions are intended to better align our manufacturing capacity with the changing needs of our customers, eliminate excess capacity, lower our operating costs, and streamline our organizational structure for improved long-term profitability. The restructuring actions consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations, and employee terminations. In connection with the restructuring actions, we incurred charges of $1 and $2,108, respectively during the three and nine months ended September 30, 2006.  For more information regarding our consolidation actions, see Note 13 to the Consolidated Financial Statements in Part I, Item 1 and Note 18 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

For the three and nine months ended September 30, 2006, our consolidated results reflected top line sales growth of $7,035 and $66,122, respectively, as compared to the same periods last year.  Our acquisition of Autotype contributed $21,291 and $22,231 in sales for the three months ended September 30, 2006 and 2005 respectively, and $70,068 and $27,173 in sales for the nine months ended September 30, 2006 and 2005 respectively.  Sales in our existing business units increased $7,975 and $23,227 respectively, for the three and nine months ended September 30, 2006, or 4.7% and 4.5%, respectively, when compared to same periods last year.

For the three and nine months ended September 30, 2006, sales in our existing ASF segment increased a total of $10,804 and $25,766, respectively, or 10.8% and 8.6%, respectively, when compared to the same periods last year on strong sales in both the Americas and Asia as industrial production recovers in the United States and continues to grow in Asia.  Electronic sales were higher in Asia for both the three and nine months ended September 30, 2006 when compared to the same periods in 2005.  Sales in our existing MPS units were lower for the three and nine months ended September 30, 2006 when compared to the same periods last year.

From a cash flow standpoint, our liquidity position remained sufficient during the nine months ended September 30, 2006, with working capital of $282,523 at September 30, 2006.  Cash increased $28,033 during the nine months ended September 30, 2006, primarily due cash provided by operating activities of $33,375, effect of exchange rate changes on cash of $2,117, offset by cash used in investing activities of $4,746.

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

Summary of the consolidated results for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	%Change	2006	2005	%Change
			Favorable			Favorable
			(Unfavorable)			(Unfavorable)
Net sales	$200,295	$193,260	3.6%	$607,910	$541,788	12.2%
Cost of sales	116,242	109,978	(5.7)%	344,011	300,827	(14.4)%
Gross profit	84,053	83,282	0.9%	263,899	240,961	9.5%

Gross profit percentage	42.0%	43.1%	**	43.4%	44.5%	**

Operating expenses	58,896	59,148	0.4%	186,271	168,768	(10.4)%

Operating profit	25,157	24,134	4.2%	77,628	72,193	7.5%
Interest income (expense), net	(6,496)	(7,101)	8.5%	(18,955)	(21,170)	10.5%
Other, net	230	799	**	(148)	207	**
	(6,266)	(6,302)	0.6%	(19,103)	(20,963)	8.9%
Earnings before income taxes	18,891	17,832	5.9%	58,525	51,230	14.2%
Income taxes	(5,801)	(4,915)	(18.0)%	(16,621)	(14,600)	(13.8)%
Net earnings	$13,090	$12,917	1.3%	$41,904	$36,630	14.4%
Basic earnings per share	$0.42	$0.42	0.0%	$1.36	$1.21	12.4%
Diluted earnings per share	$0.42	$0.42	0.0%	$1.34	$1.19	12.6%

** Not a meaningful statistic.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net sales

During the three months ended September 30, 2006, our consolidated net sales grew by $7,035, or 3.6%, compared to the same period in 2005.  On a currency-adjusted basis, net sales grew by 2.6%. Our ASF segment benefited from volume growth in our industrial, electronics and offshore fluids products.  Our electronics group continued to see growth all through Asia due to favorable market conditions, and the industrial product lines continue to experience gains in Asia and in the Americas.  Our offshore fluids products continues to benefit from increasing sales in both the Americas and Europe.  Our MPS segment had slightly lower sales in the third quarter of 2006 compared to the third quarter of 2005 due to lower sales at our Colorspan business unit.

Cost of sales and gross profit

Cost of sales for the three months ended September 30, 2006, increased $6,264 or 5.7% when compared to the same period last year.  On a currency-adjusted basis, cost of sales increased by 4.6%. Cost of sales on a percent-of-sales basis increased 1.1% compared to the same quarter last year.  Gross profit percentages decreased to 42.0% for the three months ended September 30, 2006, from 43.1% compared to the same period last year primarily due to higher raw material costs, lower gross profit at our Autotype business unit and product mix sales in the third quarter 2006 compared to the third quarter 2005.

Operating expenses

Operating expenses decreased $252 or 0.4% in the three months ended September 30, 2006 compared to the same period in 2005, and 0.3% on a currency-adjusted basis.   Our selling, technical and administrative expense was higher in the third quarter of 2006 when compared to the third quarter of 2005 due to higher sales and higher legal expense.  Research and development costs were higher in the third quarter of 2006 when compared to the third quarter of 2005 due to higher levels of research and development programs at several of our business units.  Offsetting the above increases in operating expenses in the third quarter of 2006 was $1,108 of miscellaneous gains recognized in the third quarter of 2006.  In July 2006 we sold an idle manufacturing plant located in Franklin Park, Illinois for $1,588 and recognized a gain related to this sale of $589 in the third quarter of 2006.  In September 2006, we sold our interest in a chemical distribution company in Hong Kong for 6,000 Hong Kong dollars, or $770.  In connection with this sale the Company recognized a gain of  $519 during the third quarter of 2006.  We also had significantly lower restructuring charges in the third quarter of 2006 when compared to the third quarter of 2005.

Operating profit

Operating profit for the three months ended September 30, 2006 was $25,157, an increase of $1,023, or 4.2% compared the same period last year.  On a currency-adjusted basis, operating profit increased 3.6%.  For the three months ended September 30, 2006 our ASF segment had increased operating profits $2,076 or 12.3% compared to the same period last year due primarily to higher sales in our ASF  business units.  For the three months ended September 30, 2006 our MPS segment had decreased operating profits of $1,053, or 14.6% due primarily to lower operating profits at our MPS-Americas and Colorspan business units.

Interest income (expense)

Net interest expense decreased by $605, or 8.5% in the three months ended September 30, 2006 compared with the same period last year.  This decrease is primarily due to higher interest income earned during the third quarter of 2006 compared to the same period in 2005 because of higher cash balances and higher interest rates and lower interest expense in the third quarter of 2006 compared to the same period of 2005 because of lower debt balances.

Other, net

For the three months ended September 30, 2006, other net income decreased $569 or 71.2%.  The decrease is primarily due to dividend income received in the third quarter 2005 that did not recur in the third quarter 2006.

Income tax expense

Our effective tax rate for the three months ended September 30, 2006, was 30.7%, up from 27.6% in the same period last year.  The difference in the tax rate is due to higher tax benefits related to the 2004 tax return as well as a tax settlement that were recorded in the third quarter of 2005.  Further, no tax benefit for research and development credits have been booked in the third quarter of 2006 due to the uncertainty regarding the extension of the research and development credit by United States Congress.

Net earnings

Net earnings for the three months ended September 30, 2006 increased $173 or 1.3% compared to the same period in 2005.  On a currency-adjusted basis, net income increased 0.8% compared to the same quarter last year.  As discussed above, there are several factors that both positively and negatively impacted our net earnings for the third quarter of 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net sales

For the nine months ended September 30, 2006 net sales increased $66,122, or 12.2%, compared to the same period in 2005.  On a currency-adjusted basis, net sales grew by 13.3%.  Our Autotype business unit accounted for $42,895 or 64.9% of the sales increase.  Sales in our ASF segment increased by $47,149 during the nine months ended September 30, 2006 compared to the same period last year.  Sales in our MPS segment increased by $18,973 during the nine months ended September 30, 2006 compared to the same period last year.

Our ASF segment benefited from volume growth in the industrial, electronics and offshore fluid product groups.  Electronics and industrial products experienced higher sales in the Americas and strong sales in Asia, while sales in Europe were slightly higher than the first nine months of the same period in 2005.  Sales in the offshore fluids products remains ahead of last year on increased sales in the Americas.  Sales in our MPS segment were higher through the first nine months compared with last year due to the inclusion of Autotype sales for nine months in 2006 compared to three and a half months in 2005 and higher sales from our Colorspan business unit.

Cost of sales and gross profit

Cost of sales for the nine months ended September 30, 2006, increased $43,184 or 14.4% when compared to the same period last year.  On a currency-adjusted basis, cost of sales increased by 15.4%.  Gross profit for the nine months ended September 30, 2006 was 43.4% compared with 44.5% for the same period last year.  This is primarily attributable to Autotype, whose conversion costs run slightly higher than our traditional product lines and higher material costs for the nine months ended September 30, 2006 compared to the same period last year.

Operating expenses

For the nine months ended September 30, 2006, operating expenses increased $17,503 or 10.4% during the nine months ended September 30, 2006, compared to the same period in 2005, or 11.0% on a currency-adjusted basis.  The increase is attributable primarily to the inclusion of Autotype’s operating expenses for the full nine months ended September 30, 2006, whereas in the same period in 2005 we only incurred three and one half months of operating expenses related to Autotype.   During the nine months ended September 30, 2006, we recorded $2,108 of restructuring expenses and $1,116 for net loss on disposal of assets and miscellaneous gains from sales of businesses.  There were no similar business disposal charges in the same period of 2005.  Operating expenses in our existing units increased by $4,176, or 2.6%, primarily due to a charge of $1,913 recorded in the first quarter of 2006 related to an unsuccessful acquisition, higher restructuring expense of $646, the $1,116 net loss on disposals and  higher legal costs during the nine months ended September 30, 2006 compared to the same period last year.

During the first quarter of 2006, we recognized a loss on disposal of assets of $2,224 related to the disposal of two dormant business units.  The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported our electronics sales.  In 2001, we wrote off all the inventory on MEI’s balance sheet.  Inventory was the only significant asset on MEI’s books, and the write off effectively impaired our investment in the subsidiary.  In February 2006, we sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664 which reduced our first quarter 2006 tax rate.  By selling the subsidiary for one dollar, we saved costs that would have been associated with shutting down the business, including severance, asset disposal, and site clean up costs.  The second disposal related to a dormant international business unit that was disposed in the first quarter of 2006.  A loss on disposal of assets of $560 was recorded in the first quarter 2006.

In July 2006 we sold an idle manufacturing plant located in Franklin Park, Illinois for $1,588 and recorded a gain related to this sale of $589.  In September 2006, we sold our interest in a chemical distribution company in Hong Kong for 6,000 Hong Kong dollars, or $770.  In connection with this sale the Company recognized a gain of  $519 during the third quarter of 2006.

Operating profit

Operating profit increased $5,435, or 7.5% for nine months ended September 30, 2006 compared to the same period last year.  On a currency-adjusted basis operating profit increased 8.7%.  For the nine months ended September 30, 2006 our ASF segment had increased operating profits $7,288, or 15.3% compared to the same period last year due primarily to higher profits in all our ASF business units and the inclusion of Autotype operating profits for a full nine months in 2006 compared to three and one half months in 2005.  For the nine months ended September 30, 2006 our MPS segment had decreased operating profits of $1,853, or 7.6% due primarily to lower operating profit in our MPS North American business unit offset by the legal settlement of approximately $2,500 recorded in the nine months ended September 30, 2005.

Interest income (expense)

Interest income during the first nine months of 2006 increased $565 compared to the same period last year due to higher cash balances and higher interest rates earned in 2006.    Interest expense decreased $1,650 in the first nine months of 2006 compared with the same period last year.  Short term borrowings were up in 2005 as we prepared for our acquisition of Autotype and we had expense of $387 related to an interest rate swap for the nine months ended September 30, 2005.  There was no interest swap expense in the nine months ended September 30, 2006.

Other, net

For the nine months ended September 30, 2006, other, net expenses totaled $148 compared to other net income of $207 for the same period in 2005.  The decrease is primarily due to dividend income received in 2005 that did not recur in 2006.

Income tax expense

Our effective tax rate for the nine months ended September 30, 2006, was 28.4%, down from 28.5% in the same period in 2005.  The decrease is due to the disposal of MEI in the first quarter of 2006, which lowered our effective tax rate in the first quarter of 2006.  The tax rate is also lower because of the mix of profits from lower foreign tax rates during the nine months ended September 30, 2006 compared to the same period in 2005.  Offsetting these decreases is an increase in higher expected repatriations for 2006 versus 2005 which increased our 2006 tax rate and lower research and development credits in 2006 compared to 2005.  We expect that our effective tax rate for the year will approximate 28.5%.  Factors such as  our dividend repatriation policy and the Research and Development tax credit pending in the United States Congress will influence the actual tax rate.

Net earnings

Net earnings for the nine months ended September 30, 2006 increased $5,274 or 14.4% compared to the same period in 2005.  On a currency-adjusted basis net income increased 15.4%. There are several factors that both positively and negatively impacted our net earnings during the first nine months of 2006 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity during the three and nine months ended September 30, 2006 was cash generated from operating activities.  We expect that our future working capital, capital expenditures and dividend requirements will be satisfied primarily from existing cash balances, cash generated from operations and available credit facilities.

The table below summarizes our cash flows for the nine months ended September 30, 2006 and 2005:

	2006	2005	Variance
Cash provided by (used in):
Operating activities	$33,375	$31,192	$2,183
Investing activities	(4,746)	(102,456)	97,710
Financing activities	(2,713)	672	(3,385)
Effect of exchange rate changes on cash	2,117	(6,930)	9,047
Net change in cash	$28,033	$(77,522)	$105,555

Cash flow from operating activities increased during the nine months ended September 30, 2006, compared to the same period in 2005 primarily as a result of higher income offset by the timing of tax payments and changes in our inventory, accounts receivable and accrued expenses.  Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales.   For the nine months ended September 30, 2006 we paid taxes totaling $15,627 compared to tax payments of $12,657 in the same period of 2005.

Net cash used in investing activities decreased by $97,710 for the nine months ended September 30, 2006, compared to the same period in 2005.  This change is due primarily to the 2005 purchase of Autotype and a decrease in capital spending during the first nine months of 2006 compared to the first nine months of 2005.  The majority of capital spending during first nine months of 2005 was related to a new plant in China for our ASF segment.

Net cash used in financing activities increased by $3,385 for the nine months ended September 30, 2006, when compared to the same period last year. This increase was primarily the result of lower short-term borrowing during the nine months ended September 30, 2006 compared to the same period in 2005, increased dividends paid during the nine months ended September 30, 2006 compared to the same period in 2005 offset by higher proceeds from the exercise of stock options during the nine months ended September 30, 2006 compared to the same period in 2005.

Our Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of our common stock. Such additional shares may be acquired through privately negotiated transactions or on the open market.  Any future repurchases by us will depend on various factors, including the market price of the shares, our business and financial position and general economic and market conditions.  Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed).  At September 30, 2006, the outstanding authorization to purchase approximately 5,000,000 shares would cost approximately $163,100.

We believe that we have the financial flexibility to deliver shareholder value described above while meeting our contractual obligations.  As of September 30, 2006, we currently have $108,965 in cash and cash equivalents and working capital of $282,523.  Excluding our non-monetary items, prepaid expenses and deferred taxes, our working capital is $127,846.  We also have a long-term credit arrangement, which consists of a combined revolving loan facility that permits borrowings, denominated in US dollars and certain foreign currencies, of up to $75,000.  There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented.  This long-term credit facility was established in March 2006 to replace a $50,000 long-term credit facility which was to expire in April 2006.  We have other uncommitted credit facilities which presently total approximately $50,860.  These credit facilities expire and may be renewed on a yearly basis.

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

We were in compliance with all of these covenants as of September 30, 2006.  If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.  There has been no balance outstanding or activity on this committed revolving loan facility for any of the periods presented.

We have a 9 1/8% Senior Subordinated Notes (“Bond Offering” or “Bonds”), due 2011, for the face amount of $301,500.  Interest on the Bonds is due semi-annually on January 15th and July 15th.  Pursuant to the Bond Offering, we are subject to covenants requiring certain qualitative and quantitative thresholds, including a requirement to maintain a defined fixed charge ratio greater than or equal to 2.25 to 1.0.  The incurrence of additional debt (excluding the Bonds) is also limited, as are certain defined restricted payments.  We were in compliance with all of these covenants as of September 30, 2006.  If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the Bonds may be called for payment.

The following table reflects our ability to fund both our required obligations, anticipated pension funding and our shareholder growth initiatives for next twelve months:

Cash and cash equivalents as of September 30, 2006	$108,965
Other net current assets (excluding prepaid expenses and deferred income taxes) and liabilities as of September 30, 2006	142,725

Available borrowings under revolving loan facility	75,000
Availability under other uncommitted credit facilities	50,860
Total cash available and potentially available	377,550

Contractual cash commitments due in next twelve months	42,422
Pension funding expenditures	12,000
Expected capital expenditures	15,000
Expected dividend payments	7,400
Excess of cash available and potentially available over
Requirements	$300,728

Our liquidity position remained sufficient as of September 30, 2006.  Future pension funding expenditures are discretionary subject to minimum fundings as required by the Employee Retirement Income Security Act, asset performance of the various plans, changes in pension plan asset allocation and other factors.   Our ability to obtain additional financing, if necessary, will depend upon a number of factors, including our future performance and financial results, and capital market conditions. We cannot assure you that we will be able to raise additional capital on reasonable terms or at all.

As discussed in Note 11 of the Notes to Consolidated Financial Statements in Part I, Item 1, on September 5, 2006, we received a proposal from a group of investors led by Daniel H. Leever, our Chairman and Chief Executive Officer, and Court Square Capital Partners, a related party, to acquire all of our outstanding shares for $32.50 per share in cash (the “Going Private” transaction). Credit rating agencies have indicated that our debt rating would be downgraded if the proposed Going Private transaction were to materialize.

Proposal For Going Private Transaction

On September 5, 2006, we received a proposal letter from Daniel H. Leever, our Chairman and Chief Executive Officer, and Court Square Capital Partners, a related party, to purchase all of our outstanding common stock at $32.50 per share in cash.  We can provide no assurance that any transaction will occur or, if one is undertaken, its terms or timing.  Our Board of Directors has established a special committee of its outside directors to consider the proposal and our response thereto. The special committee consists of independent directors.  The special committee has retained Wachtell, Lipton, Rosen & Katz as its legal advisor and has retained Merrill Lynch as its financial advisor to assist it. The special committee cautions our shareholders and others considering trading in its securities that it has only received the proposal and that no decisions have been made by the special committee or the Board of Directors with respect to the nature of our response to the proposal or otherwise. There can be no assurance as to the approval, terms or timing of when this or any other transaction will be approved or consummated.

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

Our critical accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries.  Approximately 57% of our net sales and total assets are denominated in currencies other than the United States Dollar, predominantly the Euro, the British Pound, the Japanese Yen, the Chinese Yuan and the Hong Kong Dollar.  For the three and nine months ending September 30, 2006 foreign currency translation had a slight positive effect on net income.  The impact of exchange rate changes on operating cash flows historically has been comparable to the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities.  At the time, we entered into interest rate swap agreements for the purpose of reducing our exposure to possible future changes in interest rates on these facilities.  On September 20, 2001, we refinanced these facilities with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged.    For additional information, see Note 17 to the Consolidated Financial Statements in Part I, Item 1, Guarantor Financial Statements. Based upon our current debt structure and expected levels of borrowing for the remainder of 2006, an increase in interest rates would not result in an incremental interest expense.

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

While preparing our March 31, 2006 Form 10-Q we identified an error and a material weakness in our internal control over accounting for foreign currency translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income described below.  The material weakness related to our accounting for foreign currency translation and consequently to the preparation of the Statement of Comprehensive Income, and did not extend to our entire system of internal control over financial reporting.  The error noted was first recognized in April 2006, while management and our new independent auditor were reviewing our financial statements in preparation of our March 31, 2006 Form 10-Q and is further explained below.

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

In light of the error described above, as of the date of the filing of this Quarterly Report on Form 10-Q, we have adopted remedial measures to address the deficiency in our internal control that gave rise to the understatement of goodwill and intangibles balances as of December 31, 2005 and the understatement of Other Comprehensive Income for the year ended December 31, 2005.  In addition, we have applied compensating procedures and processes as necessary to ensure the accuracy of our financial reporting.  Such additional procedures included a comprehensive review of our foreign goodwill and intangible balances and Other Comprehensive Income, a risk assessment of our critical accounting policies and procedures and a review of our critical accounting policies and procedures which was performed by an outside professional services firm. Accordingly, management believes that the remedial measures implemented to correct the material weakness in our internal control over accounting for foreign currency translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income has been effective to correct the material weakness and that the consolidated financial statements included in this Quarterly Report on Form 10-Q presents fairly, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1 : Legal Proceedings

Refer to Note 12, Contingencies and Legal Matters to the Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A : Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially affect our business, operating results and financial condition are described in our most recently filed Annual Report on Form 10-K (Item 1A).  There has been no material change in those risk factors other than as set forth below.

Consummation of a transaction to acquire all of our outstanding common stock that results in substantially more debt to us could have an adverse effect on us, such as a downgrade of the ratings of our debt securities, and that downgrade could be significant.

On September 5, 2006, we received a proposal from investors led by Daniel H. Leever, our Chairman and Chief Executive Officer, and Court Square Capital Partners, a related party, to acquire all of our outstanding common stock for $32.50 per share in cash. The investors include members of our senior management. In response to the proposal, Moody’s Investor Services placed our long-term debt rating under review for possible downgrade. Standard & Poor’s put our long-term debt rating on credit watch with negative implications. There can be no assurance that any definitive offer will be made, that any agreement will be executed, or that the management proposal or any other transaction will be approved or consummated. Accordingly, no assurance can be given that the consummation of any particular transaction will not result in substantially more debt to us and have an adverse effect on us, such as a downgrade in the ratings of our debt securities, which could be significant. Additionally, consummation of any transaction could have other adverse effects on us.

The absence of a proposal to acquire our common stock would likely have an adverse effect on the market price of our common stock.  On the last trading day prior to the announcement of management’s proposal, our common stock closed at $28.82 per share. After the announcement, the stock price rose to trade close to the $32.50 per share proposal price. If this proposal were rejected or withdrawn, or if no similar transaction presented itself, the stock price would likely retreat from its current trading range.

ITEM 2 : Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 : Defaults Upon Senior Securities

None.

ITEM 4 : Submission of Matters to a Vote of Security Holders

None during the fiscal quarter ended September 30, 2006.

ITEM 5: Other Information

None.

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

MacDermid, Incorporated
(Registrant)

Date: November 9, 2006	/s/ Daniel H. Leever
Daniel H. Leever
Chairman and
Chief Executive Officer

Date: November 9, 2006	/s/ Gregory M. Bolingbroke
Gregory M. Bolingbroke
Senior Vice President, Finance