Form 10-K
period 2006-12-31
MACDERMID INC
filed 2007-02-21
CIK 61138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-13889

MacDermid, Incorporated

(Exact name of registrant as specified in its charter)

Connecticut	06-0435750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1401 Blake Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 479-3060

Securities registered pursuant to section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock without Par Value	New York Stock Exchange, Inc.
9.125% Senior Subordinated Notes due 2011	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒.

The aggregate market value of voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2006, was $603,159,840, based upon the last sales price reported for such date on the New York Stock Exchange. All executive officers, directors and holders of 5% or more of the outstanding common stock of the registrant have been deemed, solely for purposes of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of the Registrant’s Common Stock outstanding as of February 15, 2007, was 30,890,598 shares.

MACDERMID, INCORPORATED
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

Explanatory Note

In this Form 10-K, MacDermid, Incorporated (“MacDermid” or “the Company”) is restating its consolidated balance sheet as of December 31, 2005.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the consolidated balance sheet data as of December 31, 2005, 2004, 2003 and 2002.

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. In connection with the Company adopting the provision of Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, in the first quarter of 2006, the Company restated the December 31, 2005 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation. As a result, the Company made certain restatement adjustments to the December 31, 2005, 2004, 2003 and 2002 Consolidated Balance Sheets to state these assets at the correct currency conversion rates.  The Company also restated Other Comprehensive Income for the years ended December 31, 2005, 2004, 2003 and 2002.

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

The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other Comprehensive (Loss) Income section of Shareholders’ Equity in the December 31, 2005, 2004, 2003 and 2002 Consolidated Balance Sheets.

These restatement adjustments have no impact on earnings for the years ended December 31, 2005, 2004, 2003 and 2002, or any of the tangible assets and liabilities accounts balances at December 31, 2005, 2004, 2003 and 2002.

Previous filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatement have not been amended.

PART I

ITEM 1:     BUSINESS

We were established in Waterbury, Connecticut in 1922. We research, develop, acquire, manufacture, market and service a broad line of specialty chemicals for the metal and plastic finishing, electronics, graphic arts and offshore oil industries. Our products, which are used worldwide, are supplied to the metal and plastic finishing markets for automotive and other industrial applications, markets within the electronics industry to create electrical patterns on circuit boards, the offshore oil and gas markets as lubricants and cleaning agents for oil production and also to the commercial printing, newspaper and packaging industries for image transfer using offset or flexographic printing applications, photopolymer plates and digital printers.

Our principal executive offices are located at 1401 Blake Street, Denver, Colorado. Our telephone number is (720) 479-3060.

Our common shares have traded on the New York Stock Exchange under the symbol “MRD” since 1998. Prior to that, and since 1966, our common shares were traded on the NASDAQ stock exchange.

MacDermid Segment and Product Information

Segment Information

We provide our products to our customers via two distinct business segments, Advanced Surface Finishing and Printing Solutions.

The Advanced Surface Finishing (“ASF”) segment produces and sells proprietary chemical compounds that are primarily used for automotive, industrial, electronics and offshore oil production applications. In automotive and other industrial applications, our products are used for cleaning, activating, polishing, mechanical plating, mechanical galvanizing, electro-plating, phosphatizing, stripping and coating, filtering, anti-tarnishing and rust inhibiting for metal and plastic surfaces. In electronics applications, our products are used to etch copper and create electrical patterns on circuit boards. We also produce hard-coated films for the membrane switch and touch screen markets. In offshore oil production, our chemicals and fluids are used in hydraulic systems as lubricants and corrosion inhibitors to assist in drilling and production operations. Chemicals, supplies and equipment manufactured by others and resold by us consist of basic chemicals, automatic plating conveyors, barrel plating and pollution control equipment, rectifiers, pumps and filters.

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

A summary of our net revenue, earnings from operations and assets for our segments is found in the Notes to Consolidated Financial Statements Item 8 of this Form 10-K. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Product Information

We have two classes of principal products: (a) proprietary products, which are predominantly the result of our own and acquired research and development, include chemical compounds, printing plates and blankets; and (b) resale non-proprietary chemicals and supplies.

Manufacturing

We use in excess of 1,100 chemicals as raw materials in the manufacture of our proprietary products. During fiscal year 2006, there were no significant difficulties in obtaining raw materials essential to our business.

We operate manufacturing facilities in the United States, Spain, United Kingdom, Italy, France, Taiwan, China and Australia. We also own and operate five manufacturing facilities and maintain chemical inventories at more than twelve leased or rented distribution points within the United States.

To meet the rapid delivery requirements of our customers, it is necessary to maintain finished goods inventory at locations throughout the United States and in the foreign countries in which we operate. This impacts working capital requirements by requiring a considerable investment in inventories to meet this demand. Since products are taken from inventory stock to ship against current orders, there is no backlog of orders for our proprietary chemical products. Customer payment terms, which vary by country, are generally in accordance with local industry practice.

Sales, Marketing and Distribution

The following table sets forth the classes of our products and the respective percentage of total consolidated revenue for fiscal years 2006, 2005 and 2004:

Class of Products	Fiscal Year 2006		Fiscal Year 2005		Fiscal Year 2004
	(in thousands)
Proprietary chemicals	$779,115	95%	$699,867	95%	619,135	94%
Resale chemicals and supplies	27,267	3%	25,076	3%	26,374	4%
Equipment and other	11,227	2%	13,100	2%	15,276	2%
Total net sales	$817,609		$738,043		$660,785

Proprietary sales are generated from manufactured chemical compounds produced from our own research and development laboratories and manufacturing facilities. In many cases, these products are protected with patents or trademarks. Proprietary products have higher gross margins than non-proprietary products, and are viewed by management as more critical to our overall performance.

Methods for selling and marketing our proprietary products vary slightly by geographic region. In total, we generate business through the efforts of sales and service personnel and regional distributors and manufacturing representatives. In the Americas, approximately 360 sales and service personnel market our entire line of proprietary products. In certain areas of the United States, distributors and manufacturing representatives also sell and service many of our products. We market certain of our products through wholly-owned subsidiaries in Canada, Mexico and Brazil. In Europe, approximately 350 sales and service representatives, who are employed by our wholly-owned subsidiaries located in France, Germany, Great Britain, Italy, Holland, Spain, Belgium and Sweden, market our proprietary products. In the Asia-Pacific region, our local subsidiaries employ approximately more than 390 sales and service representatives to market our proprietary products through either wholly-owned subsidiaries or branches in Australia, Japan, Korea, New Zealand, Singapore, Hong Kong, Taiwan and mainland China. In addition to the countries where we have wholly-owned subsidiaries, some of our proprietary chemicals are sold in other countries throughout South America, Europe and Asia through distributors. Resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.

Revenue from product sales, including freight charged to customers, is recorded upon shipment to the customer if the collection of the resulting receivable is probable. Our stated shipping terms are customarily FOB shipping point and do not include customer inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied. If circumstances arise where title has not passed, or revenue is not earned, we defer revenue recognition in accordance with criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition.

There is no material portion of our business that is subject to seasonality. Likewise, there is no major portion of our business, or business segments, dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on our business.

Research and Development

Research in connection with proprietary products is performed principally in the United States, Great Britain, Spain, France and Japan. We spent approximately $30.8 million during fiscal year 2006, $27.2 million during fiscal year 2005 and $21.9 million during fiscal year 2004 on research and development activities. Substantially all research and development activities were performed internally.

Intellectual Property

We own approximately 300 non-expired U.S. Patents. Some of the foregoing patents are also patented in foreign countries. We also own 600 non-expired foreign patents. The patents we own are important to our business and have varying remaining lives. Although certain of these patents are increasingly more important to our business, we believe that our ability to provide technical and testing services to its customers and to meet the rapid delivery requirements of our customers is equally, if not, more important. In addition, we have many proprietary products which are not covered by patents and which make a large contribution to our total sales. Further, we own a number of domestic and foreign trade names and trademarks which we consider to be of value in identifying MacDermid and our products. We do not hold nor have we granted any franchises or concessions.

Government and Environmental Regulation

We are subject to numerous federal, state and local laws in the countries in which we operate, including tax, environmental and other laws that govern the way we conduct our business. However, no portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the governments in the countries in which we operate.

In response to increased government attention to environmental matters worldwide, we continue to develop proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes.

Competitive Environment

We provide a broad line of proprietary chemical compounds and supporting services. We have many competitors, estimated to be in excess of 100 in some proprietary product areas. Some large competitors operate globally, as we do, but most operate locally or regionally. To the best of our knowledge, no single competitor competes with all our proprietary products. We maintain extensive support, technical and testing services for our customers, and are continuously developing new products. We believe that our combined abilities to manufacture, sell, service and develop new products and applications, enable us to compete successfully both locally and worldwide.

New Developments

On September 5, 2006, we received a proposal from investors led by Daniel H. Leever, our Chairman and Chief Executive Officer, and Court Square Capital Partners (“Court Square”), a related party, to acquire all of our outstanding common stock for $32.50 per share in cash. On December 15, 2006, our Board of Directors, on the unanimous recommendation of a Special Committee, comprised entirely of independent directors, approved a merger agreement under which Daniel H. Leever, our Chairman and Chief Executive Officer and investment funds managed by Court Square, a related party and Weston Presidio will acquire all of our outstanding common stock for $35.00 per share.

Employees

We employ people in more than 15 countries. We had approximately 2,900 employees as of December 31, 2006, with approximately 1,600 working in our ASF segment and 1,300 working in our MPS segment.

Financial Information by Geographic Area

Approximately 57% of our sales and net assets are outside the United States. See Note 11 to our Notes to our Consolidated Financial Statements in Item 8, for discussion of our sales, long-lived assets and other geographical information as it relates to our country of domicile and our foreign operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.macdermid.com/, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee) also are available at the same location on our website. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports are available free of charge by writing to MacDermid Annual Reports, 1401 Blake Street, Denver, Colorado, 80202.

We have for several years maintained a code of ethics (formally named the MacDermid, Inc. Ethics Policy and Corporate Compliance Manual) (“the Code”) applicable to our Board of Directors, principal executive officer and principal accounting officer, as well as all our other employees. The code of ethics is filed by reference with this report as Exhibit 14. A copy of the Code may be found on our website at http:/ www.macdermid.com, under the Corporate Governance section. Shareholders may also obtain manual copies of the Code by submitting a written request to John Cordani, Corporate Secretary, 245 Freight Street, Waterbury, CT. 06702-0671.

ITEM 1A.   RISK FACTORS

The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently deem immaterial also may impair our business operations. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods because of the following factors, as well as other variables affecting our operating results.

Consummation of a transaction to acquire all of our outstanding common stock that results in substantially more debt to us could have an adverse effect on us, such as a downgrade of the ratings of our debt securities, and that downgrade could be significant.

On September 5, 2006, we received a proposal from investors led by Daniel H. Leever, our Chairman and Chief Executive Officer, and Court Square Capital Partners (“Court Square”), a related party, to acquire all of our outstanding common stock for $32.50 per share in cash. On December 15, 2006, our Board of Directors, on the unanimous recommendation of a Special Committee, comprised entirely of independent directors, approved a merger agreement under which Daniel H. Leever, our Chairman and Chief Executive Officer and investment funds managed by Court Square, a related party and Weston Presidio will acquire all of our outstanding common stock for $35.00 per share. In response to the proposal, Moody’s Investor Services placed our long-term debt rating under review for possible downgrade. Standard & Poor’s put our long-term debt rating on credit watch with negative implications. The merger agreement contains certain closing conditions. There can be no assurance that the management proposal or any other transaction will be approved or consummated. Further, no assurance can be given that the consummation of any particular transaction will not result in substantially more debt to us and have an adverse effect on us, such as a downgrade in the ratings of our debt securities, which could be significant. Additionally, consummation of any transaction could have other adverse effects on us.

The absence of a proposal to acquire our common stock would likely have an adverse effect on the market price of our common stock. On the last trading day prior to the announcement of management’s revised proposal, our common stock closed at $32.82 per share. After the December 15, 2006, announcement, the stock price rose to trade closer to the $35.00 per share proposal price. If this proposal were rejected and withdrawn, or if no similar transaction presented itself, the stock price would likely retreat from its current trading range.

If we terminate the merger agreement, subject to certain circumstances, we will have to pay a termination fee of $33 million to Court Square. If Court Square terminates the merger agreement, subject to certain circumstances, Court Square would be required to pay us a termination fee of $33 million.

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

Prolonged downturns of our customers’ industries and general economic uncertainty could adversely affect our sales and operating profit.

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

At December 31, 2006, we had approximately $302.2 million of total debt, as compared to shareholders’ equity of approximately $414.7 million. In addition, as of December 31, 2006, we had approximately $75 million of availability under our long-term credit agreement.

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

Our revenue, gross margin and profit vary among our products and services, and customer groups and markets, and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period’s net revenue. In particular, our Advanced Surface Finishing segment in our Asia-Pacific region business has recently contributed significantly to our gross margin and profitability, while markets for our Printing Solutions segment in our European region have softened. Competition and other risks affecting these markets therefore may have a significant impact on our overall gross margin and profitability. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Business acquisitions, including the June 2005 acquisition of Autotype International Ltd. and associated entities, also affect overall gross margins and profitability, and therefore may be of limited relevance in evaluating the historical financial performance of our combined company or predicting our future operating results.

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

Changes in our customers’ products can reduce the demand for our specialty chemicals.

Our specialty chemicals are used for a broad range of applications by our customers. Changes, including technological changes, in our customers’ products or processes may make our specialty chemicals unnecessary, which would reduce the demand for those chemicals. We have had, and may continue to have, customers that may find alternative materials or processes that no longer require our products.

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

Approximately 57% of our total sales for the year ended December 31, 2006 were derived from sales in foreign markets. We expect sales from international markets to represent an increasing portion of our total sales. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•       agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

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

The financial condition and results of operations of each foreign operating subsidiary are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For the year ended December 31, 2006, approximately 57% of our net sales and identifiable assets were denominated in currencies other than the U.S. Dollar. These foreign currencies included predominantly the Euro, British Pound Sterling, the Hong Kong Dollar, the Chinese Yuan and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. Significant changes in the value of the Euro, Japanese Yen, Chinese Yuan, Hong Kong Dollar or the British Pound Sterling relative to the U.S. Dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on any Euro, Japanese Yen, Hong Kong Dollar, Chinese Yuan and British Pound Sterling-denominated debt outstanding, including borrowings under our long-term credit agreement, and U.S. Dollar-denominated debt, including our notes and borrowings under our long-term credit agreement. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Given the volatility of exchange rates, we cannot give any assurance that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our financial condition or results of operations.

Unfavorable economic conditions outside of the United States could materially and adversely affect our financial performance.

For the year ended December 31, 2006, sales abroad accounted for approximately 57% of total sales. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, specifically China, Japan and Korea, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control. The demand for our products is directly affected by such fluctuations. We cannot assure you that events having an adverse effect on the specialty chemicals industry will not occur or continue, such as a downturn in the Western

European, Asian or world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the construction or electronics manufacturing industries.

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

•       conforming the acquired company’s standards, processes, procedures and controls with our operations;

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

We use a variety of specialty and commodity chemicals in our manufacturing processes. Our manufacturing operations depend upon obtaining adequate supplies of these raw materials on a timely basis. These raw materials are generally available from numerous independent suppliers. We typically purchase our major raw materials on a contract or as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, some of the raw materials that we use are derived from petrochemical-based feedstocks. There have been historical periods of rapid and significant movements in the prices of these feedstocks, both upward and downward. We selectively pass changes in the prices of raw materials to our customers from time to time. We cannot always do so, however, and any limitation on our ability to pass through any price increases could have an adverse effect on our business, financial condition or results of operations.

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

Our restructuring initiatives may not result in sufficient cost savings to justify their expense.

We have undertaken and may continue to undertake productivity initiatives, including organizational restructurings, to improve performance and generate cost savings. In the third quarter of fiscal year 2005, we implemented certain consolidation actions, which consisted primarily of facility consolidations and closures, including the movement of certain manufacturing operations, and employee terminations at both our Schaumburg, Illinois facility, and our Evreux, France facility. In the first quarter of 2006 we implemented restructuring initiatives related to our US MPS business. In the second quarter of 2006 we closed our Denmark facility and consolidated the Denmark manufacturing operations into an existing facility in Wantage, England. In 2006 we also completed the relocation of our Schuamburg, Illinois facility into an existing facility into Middletown, Delaware. In the fourth quarter of 2006 we initiated further restructuring plans related to our Evreux, France Facility. We can make no assurances that these restructuring initiatives will be completed or beneficial to us. Also, we cannot assure you that any estimated cost savings from such activities will be realized.

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

Our credit rating is subject to change.

Our credit is rated by credit rating agencies. We are rated BB+ by Standard and Poor’s Rating Service, which is considered “stable”. Our issue ratings on our 9 1/8% Senior Subordinated Notes are BB- by

Standard and Poor’s Rating Service and Ba3 by Moody’s Investor Service, both of which are considered “non-investment grade” debt. If in the future our credit rating is downgraded, such a downgrade may increase our cost of capital if we borrow under our revolving credit facilities.

Additionally, a downgrade of our credit rating with one or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

In response to the buyout proposal for our common stock, Moody’s Investor Services placed our long-term debt rating under review for possible downgrade. Standard & Poor’s put our long-term debt rating on credit watch with negative implications.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with accounting principals generally accepted in the United States (“US GAAP”). Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

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

As of December 31, 2006, our directors, officers, and retirement plans held approximately 18.3% of the shares of our common stock either directly or beneficially. By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors and amendment of our charter and bylaws. We cannot assure you that such persons will not exercise their influence over us in a manner detrimental to your interests.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2:               PROPERTIES

We believe that our production facilities are suitable for their purpose and adequate to support our businesses. The extent of utilization of individual facilities varies, but they generally have sufficient capacity to meet our near-term growth expectations. The following table lists our principal facilities by segment and gives a brief description of the activities performed at each facility:

Location	Principal Use	Ownership status
Corporate & other support functions
Denver, Colorado	Executive offices	Owned
Waterbury, Connecticut	ASF and MPS segment administration offices, marketing offices, corporate service, customer support and research laboratories	Owned
Advanced Surface Finishing
Middletown, Delaware	Factory, warehouse and offices	Owned
Ferndale, Michigan	Factory, warehouse and offices	Owned
New Hudson, Michigan	Laboratories and offices	Owned
Pasadena, Texas	Factory, warehouse and offices	Owned
Hsin Chu, Taiwan	Factory, warehouse, laboratories and offices	Owned
Panyu, China	Factory, warehouse, laboratories and offices	Owned
Suzhou, China	Factory, laboratories and offices	Owned
Kawasaki, Japan	Laboratories and offices	Leased
Birmingham, United Kingdom	Factory, warehouse, laboratories and offices	Owned
Wigan, United Kingdom	Factory, warehouse and offices	Owned
Novara, Italy	Factory, warehouse, laboratory and offices	Owned
Eitten-Leur, Netherlands	Warehouse and offices	Leased
Barcelona, Spain	Factory, warehouse, laboratory and offices	Owned
Printing Solutions
Morristown, Tennessee	Factory, warehouse, laboratory and offices	Owned
Atlanta, Georgia	Offices and laboratories	Owned
San Marcos, California	Factory, warehouse, laboratory and offices	Owned
Eden Prairie, Minnesota	Factory, warehouse, laboratories and offices	Leased
Cernay, France	Factory, warehouse, laboratories and offices	Owned
Mirambeau, France	Factory and offices	Owned
Sydney, Australia	Factory, warehouse and offices	Leased
Hoofddorp, The Netherlands	Factory and warehouse	Leased
Pioltello, Italy	Warehouse and offices	Leased
Wantage, United Kingdom	Factory, warehouse, laboratory and offices	Leased

We also own property in Waukeegan, Illinois; Adams, Massachusetts; and Vernon and Waterbury, Connecticut. These properties are vacant and could be used for manufacturing should the need arise, or could be leased or sold should an opportunity arise.

All owned and leased facilities, other than vacant facilities are in good condition and are of adequate size for their present business volume.

ITEM 3:               LEGAL PROCEEDINGS

Information with respect to environmental issues and legal proceedings may be found in Note 15 of the Notes to the Consolidated Financial Statements in Item 8, as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of MacDermid’s security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5:               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MRD”.

The following table presents the price range of common stock during fiscal 2006 and 2005:

	2006		2005
Quarter	High	Low	High	Low
March	$32.20	$27.02	$36.05	$30.92
June	$35.05	$27.23	$34.40	$28.12
September	$32.93	$25.50	$33.72	$25.45
December	$34.50	$32.30	$29.50	$25.99
Closing price December 31,	$34.10		$27.90

On February 15, 2007, the closing sales price of MacDermid’s common stock as reported on the New York stock exchange was $34.69. As of February 15, 2007, there were 721 holders of record of our common stock.

The following table presents dividends paid on our common stock during fiscal 2006 and 2005:

	2006			2005
	Record	Payable	Amount	Record	Payable	Amount
Quarter	Date	Date	Declared	Date	Date	Declared
March	3/15/06	4/3/06	$0.06	3/18/05	4/1/05	$0.06
June	6/15/06	7/3/06	$0.06	6/15/05	7/1/05	$0.06
September	9/15/06	10/2/06	$0.06	9/15/05	10/3/05	$0.06
December	12/15/06	1/3/07	$0.06	12/15/05	1/3/06	$0.06

The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, the Company’s financial condition, results of operations, capital requirements, alternative uses of capital and other factors. MacDermid’s revolving credit facility and bond facilities also have restricted payment covenants which could limit the amount of dividends payable.

Under the December 15, 2006 merger agreement between the Company and Daniel H. Leever, our Chairman and Chief Executive Officer, and investment funds managed by Court Square Capital Partners, a related party and Weston Presidio the Company is prohibited from making any dividends except for normal quarterly dividends from operations.

The following graph and chart compare, during the five year period commencing December 31, 2001 (at the market close) and ending December 31, 2006, the annual change in the cumulative total return on our common stock with the Standard and Poor’s 500 (“S&P 500 Index”) and the Media General Specialty Chemicals Stock (“Specialty Chemical Index”) indices, assuming an investment of one hundred dollars on December 31, 2001 (at the market close) and the reinvestment of any dividends. This graph and chart are furnished with this Annual Report on Form 10-K and not filed with this Annual Report on Form 10-K.

Per share performance should not be viewed as necessarily indicative of future performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MACDERMID, INCORPORATED,
STANDARD & POOR’S 500 INDEX AND MEDIA GENERAL SPECIALTY CHEMICALS
STOCK INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2006

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
MacDermid, Incorporated	100.00	135.30	203.50	215.61	167.96	206.89
Specialty Chemicals Index	100.00	83.05	106.89	148.76	151.55	184.52
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03

ITEM 6:               SELECTED FINANCIAL DATA

The following table presents results of our operations for the twelve months ended December 31, 2006, 2005, 2004, 2003 and 2002, our financial position at December 31, 2006, 2005, 2004, 2003 and 2002, and dividends declared on our common stock for the twelve months ended December 31, 2006, 2005, 2004, 2003 and 2002.

The consolidated balance sheet data for December 31, 2005, 2004, 2003 and 2002 has been restated

(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2006	2005	2004	2003	2002
OPERATING RESULTS:
Net sales	$817,609	$738,043	$660,785	$619,886	$611,490
Earnings from continuing operations before cumulative effect of accounting change	$51,850	$47,043	$53,224	$49,820	$31,477
Earnings (loss) from discontinued operations, net of tax	—	—	—	5,592	(22,128)
Cumulative effect of accounting change, net of tax	—	—	—	1,014	—
Net earnings	$51,850	$47,043	$53,224	$56,426	$9,349
Basic earnings per common share:
Continuing operations	$1.68	$1.55	$1.76	$1.60	$0.98
Discontinued operations	—	—	—	0.18	(0.69)
Cumulative effect of accounting change	—	—	—	0.03	—
Net earnings	$1.68	$1.55	$1.76	$1.81	$0.29
Diluted earnings (loss) per common share:
Continuing operations	$1.66	$1.52	$1.72	$1.59	$0.98
Discontinued operations	—	—	—	0.18	(0.69)
Cumulative effect of accounting change	—	—	—	0.03	—
Net earnings	$1.66	$1.52	$1.72	$1.80	$0.29

		Restated(1)	Restated(1)	Restated(1)	Restated(1)
FINANCIAL POSITION AT YEAR END:
Total assets	$924,681	$819,927	$793,427	$709,794	$708,873
Long-term debt (including short-term portion)	$300,851	$301,275	$301,341	$301,761	$316,467
Shareholders’ Equity	$414,671	$339,077	$323,740	$251,570	$218,718
SHARE DATA:
Cash dividends declared per common share	$0.24	$0.24	$0.16	$0.10	$0.08

(1)          See the explanatory note immediately preceding Part I, and Notes 1 and 2 in the Note to Consolidated Financial Statement in Item 8 of this Form 10-K.

ITEM 7:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands of dollars, except shares and per share amounts)

References in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We caution investors not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions, have been used to identify forward-looking statements. These forward-looking statements are made based on management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors, including the risk factors described in Item 1A, “Risk Factors”, found in our Annual Report on Form 10-K for the year ended December 31, 2006, are among those that may cause actual results to differ materially from the forward-looking statements:

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

Unless otherwise noted in this report, any description of us includes MacDermid, Inc. (“MacDermid”) as a consolidated entity, the Advanced Surface Finishing segment (“ASF”), the Printing Solutions segment (“MPS”), and our other corporate entities.

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations as a whole and for each of our operating segments, including:

•       Factors affecting our business

•       Our revenues and profits

•       The source of our revenues and profits

•       Why our revenues and profits were different from year to year

•       Where our cash came from and how it was used

•       How the above factors affect our overall financial condition

CONSOLIDATED OVERVIEW

Executive Overview

We are a global specialty chemical company. We generate net revenue and earn our profits from the sale of products, solutions and services to businesses. Our portfolio is broad and includes products and services supplied for the metal and plastic finishing, electronics, graphic arts and offshore oil industries. We report for our business groups in the following financial segments: Advanced Surface Finishing and Printing Solutions.

The Advanced Surface Finishing (“ASF”) segment supplies chemicals used for finishing metals and non-metallic surfaces for automotive and other industrial applications, electro-plating metal surfaces, etching, and imaging to create electrical patterns on circuit boards for the electronics industry, and offshore lubricants and cleaners for the offshore oil and gas markets. Our 2005 acquisition of Autotype International Ltd. and associated entities (“Autotype”) further augmented this segment by adding the production of hard-coated films for the membrane switch and touch screen markets. Our ASF segment was our largest contributor to both revenue and earnings in 2006, 2005 and 2004.

The Printing Solutions (“MPS”) segment supplies an extensive line of offset printing blankets, photo-polymer plates and digital printers for use in the commercial printing and packaging industries for image transfer. Our 2005 acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing.

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

•       supporting working capital initiatives focused on maximizing cash flows,

•       emphasizing efficiency improvements throughout the organization,

•       adding new products through internal research and development, relying heavily on our internal knowledge base,

•       strengthening the common identity of our products through a new branding initiative called “Yes We Can!”, and

•       strategic acquisitions of companies, products, or technologies.

Our products are sold in a competitive, global economy, which exposes us to certain currency, economic and regulatory risks and opportunities. Approximately 57% of our net sales and identifiable assets for the twelve month period ended and as of December 31, 2006, are denominated in currencies other than the U.S. dollar. These currencies include predominantly the Euro, British Pound Sterling, the Hong Kong dollar, the Chinese Yuan and the Japanese Yen. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our earnings, cash flows and fair values of assets and liabilities; therefore, our financial performance could be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the year ended December 31, 2006, net sales and net earnings were positively impacted as the United State dollar weakened against the Euro, the British Pound and the Chinese Yuan when compared to 2005. The absolute impact on earnings was immaterial.

Our competitors include many large multi-national chemical firms based in Europe, Asia and the United States. New competitive products or pricing policies of our competitors can materially affect demand for and pricing of our products, which could have a significant impact on our financial results.

We are influenced predominantly by two general industries: the specialty chemical and printing industries. In the specialty chemical industry, profit is generated by creating proprietary products and process technologies, and delivering high levels of customer service. Currently, a number of key characteristics and trends are impacting the industry, including market fragmentation, globalization, the need for financial resources to support research and development, a renewed focus on core businesses and the increasing importance of size and scale. The Asian market presents growth opportunities, and our ASF segment continued to see growth in Asia due to favorable market conditions. In 2005, we opened a second facility in China to support our expansion in this market. Our growth in the electronics market in Asia was partially offset by market weakness in Europe. We also experienced growth in our Offshore Fluids products in 2005, which continued in 2006, due to a worldwide increase in offshore oil production activities. In the printing industry, we continue to see challenging growth opportunities in an increasingly competitive environment. The industry is marked by globalization, market fragmentation, pricing pressures, and the growing digital printing technologies. Our business groups that supply offset printing blankets and photo-polymer plates continue to be affected by an overall soft market and changes in our distribution system, as we are increasingly selling directly to our customers in the United States. Our digital printer group, which manufactures wide-media printers, is currently benefiting from the market acceptance of our new product offerings.

We seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We will continue to seek ways to expand our business in Asia, Europe and North America and South America (“the Americas”). We intend to selectively pursue strategic acquisitions, where appropriate, to expand or complement our existing business. We expect that any such acquisitions will be consistent with our core businesses, and will strengthen our relationships with our customers, enhance our existing products, processes and technological capabilities or lower our costs. Our ability to increase sales in the future will depend, in part, on our success in penetrating Asian markets and leveraging our existing customer base across all product lines in Europe and in the Americas. We continually evaluate alternatives to lower the operating costs of our company. This includes the realignment of our existing manufacturing capacity, facility closures or similar actions.

In June 2005, we acquired all of the outstanding capital stock of Autotype from Norcros (Holdings) Limited of the UK. The acquisition broadened our product offerings in both of our operating segments. Net assets acquired, including goodwill and intangibles, totaled $92,432. The net assets and results of operations are included in our financial statements since the acquisition date. For more information regarding this acquisition, see Note 19 to the Consolidated Financial Statements in Item 8.

During 2006 we completed our integration of the Autotype units by closing three Autotype plants and relocating production to existing facilities in order to maximize synergies from the acquisition. Production in Autotype’s Kvistgaard, Denmark facility was transferred to an existing facility in Wantage, England. The closure of the Autotype Denmark facility impacts twenty one employees in manufacturing, administrative and managerial roles see Note 20 to the Consolidated Financial Statements in Item 8 for further information related to the closure of the Denmark facility.

During the second half of 2005 and the first half of 2006, as part of our effort to lower the operating costs of our company, we began to implement certain consolidation actions. These actions are intended to better align our manufacturing capacity with the changing needs of our customers, eliminate excess capacity, lower our operating costs, and streamline our organizational structure for improved long-term profitability. The restructuring actions consist primarily of facility consolidations and closures, including the movement of certain manufacturing operations and employee terminations. In connection with the restructuring actions, we incurred charges of $2,322 during the year ended December 31, 2006. For more information regarding our consolidation actions, see Note 20 to the Consolidated Financial Statements

For the year ended December 31, 2006, our consolidated results reflected top line sales growth of $79,566, as compared to the same period last year. Our acquisition of Autotype contributed $91,586 and $49,517 in sales for the years ended December 31, 2006 and 2005 respectively. Sales in our existing business units, excluding Autotype, increased $37,497 for the year ended December 31, 2006, or 5.4% when compared to last year.

For the year ended December 31, 2006, sales in our ASF segment increased a total of $59,653, or 14.1% when compared to last year on strong sales in the Americas, Europe and Asia as industrial production recovers in the United States and continues to grow in Asia. Electronic sales were higher in both the Americas and Asia for the year ended December 31, 2006 when compared to 2005. Sales in our existing MPS units were slightly lower for the year ended December 31, 2006 when compared to 2005.

From a cash flow standpoint, our liquidity position remained sufficient during the year ended December 31, 2006, with working capital of $303,717 at December 31, 2006. Cash increased $44,529 during the year ended December 31, 2006, primarily due cash provided by operating activities of $52,316, effect of exchange rate changes on cash of $3,633, offset by cash used in investing activities of $10,476 and cash used in financing activities of $944.

RESULTS OF OPERATIONS

Summary of the consolidated results for the years ended December 31, 2006, 2005 and 2004.

(amounts in thousands, except per share amounts)

	Year Ended		2005	Year Ended	2004
	December 31,		to 2006	December 31,	to 2005
	2006	2005	% Change	2004	% Change
			Favorable (Unfavorable)		Favorable (Unfavorable)
Net sales	$817,609	$738,043	10.8%	$660,785	11.7%
Cost of sales	470,333	413,311	(13.8)%	347,544	(18.9)%
Gross profit	347,276	324,732	6.9%	313,241	3.7%
Gross profit percentage	42.5%	44.0%	**	47.4%	**
Operating expenses	249,589	230,999	(8.0)%	207,831	(11.1)%
Operating profit	97,687	93,733	4.2%	105,410	(11.1)%
Other (expense) income	(25,461)	(28,082)	9.3%	(29,615)	5.2%
Other (expense) income	(312)	(40)	**	1,942	**
Earnings from continuing operations before income taxes	71,914	65,611	9.61%	77,737	(15.6)%
Income taxes	(20,064)	(18,568)	(8.1)%	(24,513)	24.3%
Net earnings	$51,850	$47,043	10.2%	$53,224	(11.6)%
Basic earnings per share	$1.68	$1.55	8.4%	$1.76	(11.9)%
Diluted earnings per share	$1.66	$1.52	9.2%	$1.72	(11.6)%

**             Not a meaningful statistic.

Summary of key segmented results for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,		2005 to 2006	Year Ended December 31,	2004 to 2005
	2006	2005	% Change	2004	% Change
			Favorable (Unfavorable)		Favorable (Unfavorable)
Advanced Surface Finishing
Total net sales	$482,909	$423,256	14.1%	$386,723	9.4%
Operating profit	$71,968	$61,632	16.8%	$62,728	(1.7)%
Operating profit percentage	14.9%	14.6%	**	16.2%	**
Printing Solutions
Total net sales	$334,700	$314,787	6.3%	$274,062	14.9%
Operating profit	$25,719	$32,101	(19.9)%	$42,682	(24.8)%
Operating profit percentage	7.7%	10.2%	**	15.6%	**
Consolidated Total
Total net sales	$817,609	$738,043	10.8%	$660,785	11.7%
Operating profit	$97,687	$93,733	4.2%	$105,410	(11.1)%
Operating profit percentage	11.9%	12.7%	**	16.0%	**

**             Not a meaningful statistic.

2006 vs. 2005

Net sales

We experienced an increase in sales of $79,566, or 10.8%, during the year ended December 31, 2006, when compared with the previous year. For the same periods on a currency-adjusted basis, net sales grew by $77,029, or 10.4%, increasing both in the ASF and MPS segments. Our acquisition of Autotype accounted for $42,069 of the increase in sales, which benefited both the ASF and MPS segments, and accounted for 52.9% of the increase. Our ASF segment, excluding Autotype, experienced sales increases of $39,772, or 10.0% during 2006 when compared to 2005. Our MPS segment, excluding Autotype, experienced sales decreases of $2,275, or 0.8% during 2006 when compared to 2005.

Our ASF segment benefited from volume growth in the industrial, electronics and offshore fluid product groups. Industrial products experienced higher sales in the Americas, Europe and strong sales in Asia, while electronic sales were higher in both the Americas and Asia and flat in Europe than the previous year. Revenues from the Autotype acquisition in 2005 added $44,354 to fiscal 2006 ASF segment sales.

Sales in our MPS segment were higher for the year ended December 31, 2006 when compared with the previous year due to the inclusion of Autotype sales for twelve months in 2006 compared to six and a half months in 2005 and higher sales from our Colorspan business unit.

Cost of sales and gross profit

Cost of sales for the year ended December 31, 2006, increased $57,022 or 13.8% when compared to the same period last year. On a currency-adjusted basis, cost of sales increased by 13.4%. Gross profit for the year ended December 31, 2006 was 42.5% compared with 44.0% for the same period last year. This is primarily attributable to Autotype, whose conversion costs run higher than our traditional product lines and higher raw material costs for the year ended December 31, 2006 compared to the same period last year.

Operating expenses

For the year ended December 31, 2006, operating expenses increased $18,590 or 8.0% during the twelve months ended December 31, 2006, compared to the same period in 2005, or 7.6% on a currency-adjusted basis. Autotype’s operating expenses increased by $ 11,900 or 64.0% of the total increase in operating expenses from 2005 to 2006. The increase is attributable primarily to the inclusion of Autotype’s operating expenses for the full twelve months ended December 31, 2006, whereas in the same period in 2005 we only incurred six and one half months of operating expenses related to Autotype. During the year ended December 31, 2006, we recorded $2,322 of restructuring expenses offset by $4,011 for net gains related to disposal of assets and sales of businesses. There were no similar business disposal charges in the same period of 2005. Operating expenses in our existing units increased by $6,690, or 3.1%, primarily due to a charge of $1,913 related to an unsuccessful acquisition, impairment charges of $2,580 recorded in 2006, sales tax expense of $1,376 recorded in 2006 and higher professional fees incurred in 2006 of $1,400 (primarily due to professional fees associated with the merger agreement).

During the fourth quarter we recorded impairment charges in three of our business units. We recorded an impairment charge of $1,474 related to equipment that we deemed to be no longer useful at our MPS Americas business unit. We recorded an impairment charge of $816 related to a note receivable at our ASF Spain business unit related to an agreement to settle the note receivable. We also recorded an impairment charge of $290 at our ASF-United Kingdom business unit for equipment that we deemed no longer useful. We did not record any impairment charges in 2005.

During 2006, we recognized a loss on disposal of assets of $2,224 related to the disposal of two dormant business units. The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported our electronics sales. In 2001, we wrote off all the inventory on MEI’s balance sheet. Inventory was the only significant asset on MEI’s books, and the write off effectively impaired our investment in the subsidiary. In February 2006, we sold the subsidiary for one dollar and recorded a loss on disposal of assets of $1,664 which reduced our first quarter 2006 tax rate. By selling the subsidiary for one dollar, we saved costs that would have been associated with shutting down the business, including severance, asset disposal, and site clean up costs. The second disposal related to a dormant international business unit that was disposed in 2006. A loss on disposal of assets of $560 was recorded in 2006.

In 2006 we sold an idle manufacturing plant located in Franklin Park, Illinois for $1,588 and recorded a gain related to this sale of $589. Also in 2006, we sold our interest in a chemical distribution company in Hong Kong for 6,000 Hong Kong dollars, or $770. In connection with this sale the Company recognized a gain of $519 during 2006.

In the fourth quarter of 2006, we sold a property in Steinbach France and recognized a gain on the sale of $491. We also recorded a gain in the fourth quarter of 2006 of $4,636 related to our ASF-United Kingdom business unit’s agreement with the city council of Birmingham, England whereby we agreed to the variation and revocation of the Hazardous Substance Consent (“HSC”) for our Palmer Street facility that allowed us to store certain hazardous substances for the receipt of $5,617 (3,000 British Pounds) immediately and the receipt of an additional $1,873 (1,000 British Pounds) payable when we revoke our amended HSC for the Palmer Street site and cease all storage activity at the Palmer Street site (an expected three year period).

Operating profit

Operating profit increased $3,954, or 4.2% for the year ended December 31, 2006 compared to the same period last year excluding the corporate allocation. On a currency-adjusted basis operating profit increased 4.3%. For the year December 31, 2006 our ASF segment had increased operating profits of $10,336, or 16.8% compared to the same period last year due primarily to higher profits in all our ASF business units and the inclusion of Autotype operating profits for a full twelve months in 2006 compared to six and one half months in 2005. For the year ended December 31, 2006 our MPS segment had decreased operating profits of $6,382, or 19.9% due primarily to lower operating profit in our MPS North American business unit offset by the absence of a legal settlement of approximately $2,500 recorded in the year ended December 31, 2005.

Interest income (expense)

Interest income during the year ended  2006 increased $1,000 compared to the same period last year due to higher cash balances and higher interest rates earned in 2006.   Interest expense decreased $1,621 for the year ended December 31, 2006 compared with the same period last year. Short term borrowings were up during 2005 as we prepared for our acquisition of Autotype and we had expense of $537 related to an interest rate swap for the year ended December 31, 2005. There was no interest swap expense for the year ended December 31, 2006. We also had lower bank commitment fees in 2006 compared to 2005.

Income tax expense

Our effective rate for the year ended December 31, 2006 was 27.9%, down from 28.3% in December 2005. The decrease in the tax rate occurred primarily as a result of a reclassification of tax reserves, offset by a decrease in the Spanish tax rate which reduced Spanish deferred tax assets, as well as different earnings mix in our foreign tax jurisdictions.

Net earnings

Net earnings for the year ended December 31, 2006 increased by $4,807, or 10.2% compared to the same period in 2005.  For the same periods on a currency-adjusted basis, net income increased $4,730, or 10.1%, which represents a favorable impact from currency effect of $75. As discussed above, the fluctuation was due to primarily higher sales at our ASF segment, a net gain on asset sales and business dispositions, offset by higher operating expenses.

2005 vs. 2004

Net sales

We experienced an increase in sales of $77,258, or 11.7%, during the year ended December 31, 2005, when compared with the previous year. For the same periods on a currency-adjusted basis, net sales grew by $75,590, or 11.4%, increasing both in the ASF and MPS segments. The June 14, 2005 acquisition of Autotype added $49,500 to sales, which benefited both the ASF and MPS segments, and accounted for 64.1% of the increase.

Our ASF segment benefited from organic volume growth in both our electronics and Offshore Fluids groups. Our electronics group continued to see robust growth in Asia due to favorable market conditions; this increase was partially offset by market weakness for electronic products in Europe and the Americas. The Offshore Fluids group benefited in fiscal year 2005 from increased oil production activities throughout the world. Our industrial products sales declined overall due to decreased automotive production in Europe; this decline was partially offset by new sales growth in both the Americas and Asia. Revenues from the Autotype acquisition on June 14, 2005 added $24,472 to fiscal 2005 ASF segment sales.

Our MPS segment benefited from growth in our digital printer group due to market acceptance of new wide-format ink printer product offerings. This increase was partially offset by soft market conditions which led to a $8,242 decline in overall sales volume in groups that supply the commercial, packaging and publication printing industries. Revenues from the Autotype acquisition on June 14, 2005 added $25,045 to fiscal 2005 MPS segment sales.

Cost of sales and gross profit

We experienced an increase in cost of sales of $ 65,767, or 18.9%, during the year ended December 31, 2005, in comparison to the previous year. Excluding the effects of foreign currency, our cost of sales increased 19.3% during 2005, when compared to the prior year. This increase was greater than our currency-adjusted sales increase of 11.4% for the year ended December 31, 2005, resulting in a 3.4% decrease in gross profit percentage. The acquisition of Autotype contributed $27,149 or 41.3% of the total increase to cost of sales. Autotype’s fixed manufacturing costs, which affect both the ASF and MPS segments, are inherently higher than manufacturing costs of our traditional products. Excluding the impact of Autotype and currency effects, cost of sales increased 11.1% due largely to higher raw materials and fixed manufacturing costs, which affected both the ASF and MPS segments. Raw materials costs rose, in part, due to higher demand for raw materials. We incurred manufacturing inefficiency costs at operating locations impacted by restructuring actions as described in Note 20 in our Notes to the Consolidated Financial Statements. Specifically, there was lowered absorption of fixed manufacturing costs in connection with the relocation of production lines from our MPS facility in Evreux, France to a separate existing facility in Cernay, France. Manufacturing inefficiencies were also experienced due to equipment upgrades at our ASF facility in Middletown, Delaware.

Operating expenses

Operating expenses increased 11.1% during the year ended December 31, 2005, when compared to the prior year, or 9.5%, on a currency-adjusted basis. Most of this increase, in both the ASF and MPS segments, resulted from our newly acquired Autotype group, which added operating expenses of $13,210, or 5.7% of total expense. There was also increased research and development costs of $5,284, and restructuring charges of $3,263, associated with facility closures in Schaumburg, Illinois, and Evreux, France, as well as other employee terminations in Europe. For additional discussion regarding restructuring actions, refer to Note 20 in our Notes to the Consolidated Financial Statements. Our MPS segment also incurred additional selling and technical costs associated with new product launches, as well as a charge of $2,500 to settle certain litigation, as described in Note 15 in our Notes to the Consolidated Financial Statements.

Operating profit

Operating profit during 2005 decreased approximately 11.1% when compared to 2004, or 11.4%, on a currency-adjusted basis. As a percent of sales, operating profit was 12.7% for the current year, as compared to 16.0%, for the prior year. Our operating profit decrease was the result of decreased gross profit percentages, higher operating expenses and restructuring charges as noted above. The overall impact the Autotype acquisition was $3,773 to operating profit before purchase accounting and restructuring charges of $1,298.

Interest income (expense)

Interest income increased in fiscal 2005 as compared to the prior year because we had more funds to invest at a higher blended rate prior to our acquisition of Autotype. Interest expense decreased as we had less short-term borrowings in fiscal 2005 as compared to the prior year. These two factors combined resulted in a net positive impact of $1,533 in fiscal 2005 as compared to the prior year.

Income tax expense

Our effective tax rate for the year ended December 31, 2005 was 28.3%, down from 31.5% in 2004. The decrease in the rate was due primarily to a reduction in foreign repatriations to the United State as a result of the using our available cash balances to fund the acquisition of the Autotype group of companies in June 2005.

Net earnings

Net earnings during the year ended December 31, 2005 decreased by approximately $6,181 or 11.6%, compared to the same period in 2004.  For the same periods on a currency-adjusted basis, net income decreased $6,411 or 12.0%, which represents a favorable impact from currency effect of $230. As discussed above, the fluctuation was due primarily to higher cost of sales and operating expenses, acquisition and restructuring charges and certain litigation settlements (as described in Note 15 in our Notes to the Consolidated Financial Statements in Item 8).

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of liquidity during 2006 was cash generated from operations of $52,316. We expect that our future working capital, capital expenditures and dividend requirements will be satisfied primarily from existing cash balances, cash generated from operations and available credit facilities.

Information about our financial position for the years ended December 31, 2006 and 2005 is presented in the following table:

	2006	2005
Financial Position Summary
Cash and cash equivalents	$125,461	$80,932
Net working capital	303,717	218,521
Net working capital, excluding non-monetary items *	153,796	94,811
Short-term debt	1,358	730
Long-term debt	300,823	301,043
Stockholders’ equity	414,671	339,077

*                    Non-monetary items are inventories, prepaid expenses and deferred income taxes.

Ratios
Long-term debt to total capital ratio	42.0%	47.0%
Total debt to equity ratio	72.9%	89.0%

Cash Flow Activities

The table below summarizes our cash flows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Cash provided by (used in):
Operating activities	52,316	59,168	85,277
Investing activities	(10,476)	(105,559)	(8,534)
Financing activities	(944)	(3,625)	(4,017)
Effect of exchange rate changes on cash	3,633	(6,881)	3,809
Net change in cash	$44,529	$(56,897)	$76,535

The table below summarizes our key performance metrics as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
Days of sales outstanding in accounts receivable	73	71	74
Days of supply in inventory	84	74	80
Days of purchases outstanding in accounts payable	(46)	(48)	(55)
Cash conversion cycle	111	97	99

Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue.

Days of supply in inventory (“DII”) measures the average number of days from procurement to sale of our product. DII is calculated by dividing net inventory by a 90-day average cost of goods sold.

Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing accounts payable by a 90-day average cost of goods sold.

Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

2006 Compared to 2005

Cash flow from operating activities decreased during the year ended December 31, 2006, compared to the same period in 2005 primarily as a result of higher income offset by the timing of tax payments and changes in our inventory, accounts receivable and accrued expenses. Increases in accounts receivable and inventories are a result of our current focus on driving growth in sales.  For the year ended December 31, 2006 we paid taxes totaling $21,182 compared to tax payments of $18,459 in 2005.

Net cash used in investing activities decreased by $95,083 the year ended December 31, 2006, compared to 2005. This change is due primarily the 2005 purchase of Autotype offset by a slight increase in capital spending during 2006 compared to 2005. Capital expenditures for 2006 were spread across all of our business units. The majority of capital spending during 2005 was related to a new plant in China for our ASF segment.

Net cash used in financing activities decreased by $2,681 during the year ended December 31, 2006, when compared to 2005. This decrease was primarily the result of higher proceeds from the exercise of stock options and the related tax benefit from the exercise of stock options in 2006 compared to 2005, offset by an increase in dividends paid during 2006 compared to 2005.

2005 Compared to 2004

Our cash flow provided by operating activities was $59,168 during 2005, which was a $26,109 decrease from cash provided in the prior year. The decrease was primarily a result of lower income, changes in accounts receivable and deferred income taxes. The changes in deferred income taxes were largely a result of the Autotype acquisition in June 2005. For more information regarding this acquisition, see Note 19 in our Notes to the Consolidated Financial Statements. Our cash conversion cycle improved from 99 days in 2004 to 97 days in 2005.

Net cash used in investing activities increased significantly during the year ended December 31, 2005, compared to the same period in 2004. Business acquisitions totaled $93,182, of which $92,432 was attributable to the acquisition of Autotype, as described in Note 19 in our Notes to the Consolidated Financial Statements. Capital spending also increased in 2005, due primarily to the completion of a new plant in China for our ASF segment.

Net cash used by financing activities was $3,625 in fiscal year 2005, which was a slight decrease compared to net cash used by financing activities in the prior year. The change was due principally to the timing of our quarterly dividend payments and the exercise of employee stock options. Dividends paid as of the twelve months ended December 31, 2005 includes the fourth quarter 2004 dividend payment, which was funded in January 2005. Dividends paid as of the twelve months ended December 31, 2004 do not include the fourth quarter 2003 dividend payment, because it was funded in December 2003. Please see further discussion regarding dividends below. Cash used to pay dividends was offset partially by proceeds received from the exercise of employee stock options in fiscal year 2005, as well as increased net short-term borrowings, which were used to fund working capital requirements in Europe in conjunction with the Autotype acquisition in that region.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$301,500	$—	$—	$301,500	—
Semi-annual bond interest	137,560	27,512	55,024	55,024	—
Capital leases	192	33	53	60	46
Operating leases	58,832	8,637	11,356	8,389	30,450
Purchase obligations and other	5,567	5,567	—	—	—
Total contractual cash commitments	$503,651	41,749	66,433	364,973	30,496

The Company has 9 1/8% Senior Subordinated Notes (“Bond Offering” or “Bonds”), due 2011, for the face amount of $301,500. Interest on this Bond Offering is due semi-annually on January 15th and July 15th. Pursuant to the Bond Offering, the Company is subject to covenants requiring certain qualitative and quantitative thresholds, including a requirement to maintain a defined fixed charge ratio greater than or equal to 2.25 to 1.0. The incurrence of additional debt (excluding the Bond Offering) is also limited, as are certain defined restricted payments. The Company was in compliance with all of these covenants as of December 31, 2006. If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the Bonds may be called for payment.

Short-Term Liquidity

The majority of our liquidity is derived from cash on hand and cash produced from operations. We have a long-term credit arrangement, which consists of a committed revolving loan facility that permits borrowings, denominated in U.S. dollars and foreign currencies, of up to $75,000. There has been no balance outstanding, or activity on this revolving loan facility for any of the periods presented. This long-term credit facility was established in March 2006 to replace a $50,000 long-term credit facility which was to expire in April 2006. We have other uncommitted credit facilities which presently total approximately $50,860. These facilities expire and may be renewed on a yearly basis.

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

•       A ratio of bank-defined total outstanding senior debt to earnings before tax, depreciation and amortization (“EBITDA”) to be less than 2.0 to 1.0.

We were in compliance with all of these covenants as of December 31, 2006. If these covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. There has been no balance outstanding or activity on this committed revolving loan facility for any of the periods presented.

The following table reflects our ability to fund both our required obligations and our shareholder growth initiatives for 2007, using our current financial resources:

Cash and cash equivalents as of December 31, 2006	$125,461
Other net current monetary assets and liabilities as of December 31, 2006	28,335
153,796

Available borrowings under revolving loan facility	75,000
Availability under other uncommitted credit facilities	50,860
Total cash available and potentially available	279,656

Contractual cash commitments due in next year
Expected 2007 pension funding	5,700
Expected 2007 capital expenditures	15,000
Expected 2007 dividend payments	7,384
Excess of cash available and potentially available over requirements	$251,572

Our liquidity position remained sufficient in 2006. Our increase in liquidity is reflected in our higher levels of cash on hand. Our cash levels at the end of 2006 were $125,461.

Our ability to obtain additional financing, if necessary, will depend upon a number of factors, including our future performance and financial results and capital market conditions. We cannot assure you that we will be able to raise additional capital on reasonable terms or at all.

As discussed in Note 21 of the Notes to Consolidated Financial Statements in Item 8, on December 15, 2006, the Company signed a definitive merger agreement under which Daniel H. Leever, Chairman and Chief Executive Officer, and investment funds managed by Court Square Capital Partners and Weston Presidio will acquire MacDermid in a transaction valued at over $1.3 billion, including the assumption or repayment of approximately $301 million of debt. Joseph Silvestri, managing partner of Court Square Capital Partners, is a director of MacDermid and is involved in the merger. Under terms of the merger agreement MacDermid stockholders will receive $35.00 in cash for each share of MacDermid common stock they hold. The transaction is expected to be completed in the first half of 2007, subject to receipt of MacDermid stockholder approval and regulatory approvals. The transaction will be financed through a combination of equity contributed by Mr. Leever and investment funds managed by Court Square Capital Partners and Weston Presidio, and debt financing provided by Credit Suisse Securities (USA) LLC. There is no financing condition to the obligations of the group of investors led by Mr. Leever to consummate the transaction.

Capital and Other Funding Activities

Our primary capital and other funding activities for the three years ended December 31, 2006, 2005 and 2004, respectively, were as follows:

	Year Ended December 31,
	2006	2005	2004
Capital additions	$14,890	$14,059	$12,447
Acquisition of business	—	93,182	—
Common stock dividends	7,383	6,693	3,635
Repayments of long-term debt	383	494	537
	$22,656	$114,428	$16,619

Capital additions

Our capital additions for the three years ended December 31, 2006, 2005 and 2004, respectively, were $14,890, $14,059 and $12,447. The capital expenditures in 2006, 2005 and 2004 were primarily for maintenance capital and building our plant in Suzhou, China in 2005 and 2004. Capital expenditures in 2004 also included additions to our plant in Wigan, United Kingdom. Future yearly capital requirements are not expected to exceed $15,000.

Acquisition of business

In June 2005, we acquired all of the outstanding capital stock of Autotype International Ltd. and associated entities from Norcros (Holdings) Limited of the UK (“Autotype”). Net assets acquired, including goodwill and intangibles, totaled $92,432. The net assets and results of operations are included in our financial statements since the acquisition date. In June 2005, we also acquired a marketing distribution channel for our North American printing blankets business for $995. Of this amount, $245 was accrued in related costs as of December 31, 2005.

Dividends

Dividends paid on our common stock for the three years ended December 31, 2006, 2005 and 2004, totaled $7,383, $6,693 and $3,635, respectively, or $0.24, $0.24 and $0.16 per share, respectively. All dividends were paid out of current earnings.

Under the December 15, 2006 merger agreement between us and Daniel H. Leever, our Chairman and Chief Executive Officer, and investment funds managed by Court Square Capital Partners, a related party and Weston Presidio we are prohibited from making any dividends except for normal quarterly dividends from operations. We expect to pay quarterly cash dividends in the future, although such payment is dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. Our revolving credit facility and bond facilities also have restricted payment covenants which could limit the amount the amount of dividends payable. Dividends for fiscal year 2007 are expected to approximate $7,384.

Common Stock Repurchases

The Board of Directors from time-to-time authorizes the purchase of issued and outstanding shares of MacDermid, Inc.’s common stock. Future repurchases of additional shares may be acquired through privately negotiated transactions or on the open market, and will depend on various factors, including the market price of the shares, our business and financial position, borrowing covenants, as well as general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in our treasury and will be available for us to issue for various corporate purposes without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). On May 12, 2005, the Board of Directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s common stock, replacing all previous authorizations. At December 31, 2006, a repurchase of 4,700,633 of such shares would cost approximately $160,292.

Adequacy of Liquidity Sources

We believe that cash flows from operations and availability under our revolving credit facility will be sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements for the foreseeable future; however, our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties, as described in Item 1A, “Risk Factors,” and our statement regarding “Safe Harbor for Forward-Looking Information”.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated SPEs or VIEs.

CUSTOMER CONCENTRATIONS

There is no major portion of our business that is dependent upon a single customer or a few customers.

LEGAL AND ENVIRONMENTAL MATTERS

Environmental Issues:

The nature of our operations, as manufacturers and distributors of specialty chemical products, expose us to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. We could incur significant additional costs, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. In order to ensure compliance with applicable environmental, health and safety laws and regulations, we maintain a disciplined environmental and occupational safety and health compliance program, which includes conducting regular internal and external audits at our plants to identify and categorize potential environmental exposure.

Asset Retirement Obligations:

Asset retirement obligations are based principally on legal and regulatory requirements. At December 31, 2006, we have accrued $1,285 for our asset retirement obligation for properties where we can make a reasonable estimate of the future cost. On an ongoing basis, our management evaluates their estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes in the estimate during the three years ended December 31, 2006 have not been significant.

Environmental Remediation:

As of December 31, 2006, we reserved $6,434 for various environmental matters. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs.

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

•       Some of our facilities have an extended history of chemical and industrial activity. We are directly involved in the remediation of sites that have environmental contamination arising from its operations. These sites include certain sites such as the Kearny, New Jersey and Waukegan, Illinois sites, which were acquired in the December 1998 acquisition of W. Canning plc. With respect to the Kearny, New Jersey site, our Canning subsidiary withheld, under the Acquisition Agreement (“the Acquisition Agreement”), a deferred purchase price payment of approximately $1,600. We estimate the range of clean-up costs at these sites to be between $2,000 and $5,000. The owners of the Kearny, New Jersey site have primary responsibility for clean-up costs. Investigations into the extent of contamination at these sites are, however, ongoing.

•       We are in the process of characterizing contamination at our Huntingdon Avenue, Waterbury, Connecticut site, which was closed in the quarter ended September 30, 2003. The extent of required remediation activities at the Huntingdon Avenue site has not yet been determined; however, we do not anticipate that we will be materially affected by the environmental remediation costs.

•       During the third quarter of 2006, MacDermid entered into an agreement with the city council of Birmingham, England whereby MacDermid agreed to the variation and revocation of the Hazardous Substance Consent (“HSC”) for the MacDermid Palmer Street facility that allowed MacDermid to store certain hazardous substances for the receipt of $5,617 (3,000 British Pounds) immediately and the receipt of an additional $1,873 (1,000 British Pounds) payable when MacDermid revokes its’ amended HSC for the Palmer Street site and ceases all storage activity at the Palmer Street site (an expected three year period). During the fourth quarter of 2006, we received a study from an independent third party environmental firm that estimated the cost to remediate the Palmer Street Site to a residential status of 1,560 British pounds or $3,054. The total amount of $3,054 is included in the other long-term liabilities in the Consolidated Balance Sheet

Legal Proceedings:

From time to time, there are various legal proceedings pending against us. We consider all such proceedings to be ordinary litigation incident to the nature of our business. Certain claims are covered by liability insurance. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on our financial position or results of operations. To the extent reasonably estimable, reserves are established regarding pending legal proceedings. On July 25, 2005, the Company settled a litigation which had been brought against the Company by a supplier in exchange for a payment of $5,000. The litigation had arisen as a result of a contractual dispute. The underlying contract and the dispute had been inherited by a Company subsidiary as a result of the acquisition of PTI, Inc. in December 1999. The Company had previously reserved $2,500 as a contingency in this litigation. As a result of the July 2005 settlement, we charged an additional $2,500 against our second quarter results. We paid the full settlement amount during the third quarter of 2005.

CRITICAL ACCOUNTING ESTIMATES

General:   In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect reported amounts in our consolidated financial statements. Management uses their best judgment based on their understanding and analysis of the relevant circumstances to reach these decisions. These judgments, by nature, are subject to an inherent degree of uncertainty. Accordingly, actual results could differ significantly from the estimates applied. Management has reviewed our critical accounting estimates with our Audit Committee and our Board of Directors.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Allowance for doubtful receivables:   We maintain an allowance for estimated credit losses based upon our historical collections experience and any specific customer collection issues that we have identified through continuous monitoring of customer collections and payments. Historically, our provisions for such bad debts based on historical experience have adequately matched actual experience, however, there is no guarantee that we will continue to experience the same credit loss rates as in the past. Further, we are not able to predict future changes in the financial condition of our customers. If circumstances related to our customers deteriorate or if credit loss rates change considerably from past experience, our estimates of the recoverability of our trade receivables could be materially affected, we may be required to record additional allowances. As of December 31, 2006, 2005 and 2004, our allowance for doubtful receivables was $10,798, $10,966 and $11,822, respectively.

Reserve for obsolete inventories:   We value inventory at lower of average cost or market and maintain a reserve for estimated inventory obsolescence, which is regularly reviewed by management. Our calculation of the reserve for obsolete inventories considers historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand. Based on this information, we reserve against obsolete and slow-moving inventory up to the inventory’s net realizable value. Significant changes in any of the factors used to estimate this allowance could materially affect our allowance and may require us to record additional reserves, which are expensed through the cost of sales line in our consolidated statement of earnings. Historically, our reserve has been adequate to cover actual expense. As of December 31, 2006, 2005 and 2004, we held reserves of $14,874, $16,254 and $15,274, respectively, related to our inventories.

Goodwill and intangible assets:   We evaluate the carrying value of our goodwill and indefinite-lived intangible assets annually, or more often if circumstances warrant, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Our evaluations require us to estimate future cash flows to be generated by our goodwill and indefinite-lived intangible assets in order to assess the recoverability of these assets. This process requires us to make significant judgments and assumptions about future business conditions, including future revenues and discount rates, based upon the best information available to us at the time of the assessment. Changes in any of the assumptions we use to perform our impairment testing could have a material effect on our assessment of the recoverability of these assets, and could thereby require us to write down these assets to our estimated net realizable value. If an asset is found to be impaired, the impairment would be recorded in the operating expense line on our consolidated statement of earnings.

As discussed in Notes 1, 2 and 6 to the Consolidated Financial Statements in Item 8 and the Explanatory Note above, during 2006 we reviewed our foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. We made certain restatement adjustments to our December 31, 2005 Consolidated Balance Sheet to state these assets at the correct currency conversion rates. We also restated Other Comprehensive Income for the year ended December 31, 2005 to correct an error related to foreign currency translation.

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

Income taxes:   As of December 31, 2006, 2005 and 2004, we recorded deferred tax assets related to income tax loss carry forwards, investment credits and other items of $102,872, $89,388 and $84,476, respectively. These assets were offset by valuation allowances of $12,156, $12,883 and $11,952, respectively, thereby resulting in net deferred tax asset of $90,716, $76,505 and $72,524, for each year. We determine our income tax valuation by considering multiple factors, including the tax jurisdiction, the carry forward period, and our income tax planning strategies. We record a valuation allowance when, based on available evidence, we conclude that it is more likely than not that a portion or all of a deferred tax asset will not be realized. This valuation allowance could change significantly if tax laws change in any of the jurisdictions where we do business or if any of our assumptions used in the calculation of the allowance change significantly. We cannot reasonably foresee any of these changes and base our valuations on best evidence at the time of the assessment. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service (“IRS”) and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision and related accruals for income taxes.

Environmental and Other Legal Matters:   The nature of our business exposes us to the risk of liability of claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. As such, from time to time, we are subject to costs associated with the cleanup of various contaminated sites (see Note 15 in our Notes to the Consolidated Financial Statements). Because there are often many parties that are held responsible for paying for cleanup, we must estimate our reserve based on the best information we have at the time of assessment. It is our policy to review environmental issues in light of both historical experience and current information and reserve accordingly. We are unable to predict what our actual costs will be for environmental cleanup with complete accuracy. Significant changes in third party cleanup estimates or departures from past experience could have a material impact on our reserves for environmental issues.

We are also subject to litigation in the ordinary course of business (see Note 15 in our Notes to the Consolidated Financial Statements).

We reserve for legal and environmental contingencies when a liability for those contingencies has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). Any significant litigation or significant change in our estimates of cleanup costs could materially affect our financial results and cause us to increase our provision for related costs. Any provision made for these costs are expensed to selling, technical and administrative expenses. Historically, our legal and environmental provisions have adequately matched actual expense.

Asset Retirement Obligations:   Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

Restructuring Charges:   We have recognized restructuring charges related to reductions in workforce, facility closures and facility consolidations. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges in accordance with Statement of Financial Accounting Standard No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 20 in the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Employee Benefit Plans:   We sponsor a defined benefit pension plan and a retirement medical benefit plan for our domestic employees providing retirement benefits based upon years of service and compensation levels. We also sponsored a defined benefit pension plan for our United Kingdom-based employees employed at our Canning subsidiary that was frozen as of April 6, 1997, when the plan was converted from a defined benefit plan to a defined contribution plan. The projected benefit obligations and pension expenses from both of these plans is dependent upon various factors such as the discount rate, actual return on plan assets and the funding of the plan. Management can neither predict the future interest rate environment, which directly impacts the selection of future discount rates, nor predict future asset returns that the pension plan will experience. Changes in these assumptions will affect current year and future year pension expense and the projected benefit obligation. For the domestic defined benefit plan, the Company chose a discount rate which is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments as depicted in a study that the company commissioned during 2005. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate was increased to 6.0% for the 2006 pension cost determination from 5.5% in 2005. The Company believes this increase better reflects the interest rate environment as of the September 30, 2006 measurement date. The 0.50% increase in the discount rate will cause annual pension expense to decrease by approximately $800 in fiscal year 2007. The rate of compensation increase assumption remained constant when compared to the prior fiscal year, at 4.5%. For the foreign defined benefit plan in the United Kingdom, the Company chose a discount rate which is comparable to the fifteen-year UK AA Bond Indices. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate for the foreign plan was unchanged at 5% for the 2006 pension cost determination when compared to 2005. The foreign defined benefit plan was frozen in 1997; therefore, there is no service-cost component recognized in conjunction with this plan going forward.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 in our Notes to the Consolidated Financial Statements in Item 8 for information on new accounting standards adopted in 2006 or pending adoption.

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

We operate manufacturing facilities in ten countries and sell products in over twenty-five countries. Approximately 57% of our net sales and total assets are denominated in currencies other than the U.S. Dollar, predominantly the Euro, the Pound Sterling, the Yen, the Yuan and the Hong Kong Dollar. For the year ended December 31, 2006, there was a slightly positive foreign currency translation effect on the consolidated statement of net earnings totaling $75, and a positive foreign currency translation effect on the consolidated balance sheet totaling $34,290. The impact of exchange rate changes on operating cash flows has historically been comparable to the impact on earnings.

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

In the past, we were exposed to interest rate risk, primarily from our floating interest rate credit facilities. To reduce our exposure to possible future changes in interest rates on these facilities, we entered into interest rate swap agreements. As of December 31, 2006, there were no interest rate swap agreements. Some of our previous interest rate credit facilities have been refinanced with 9 1/8% Senior Subordinated Notes, which reduced our exposure to changing interest rates and is currently unhedged. For additional information, see the Notes to the Consolidated Financial Statements Based upon our current debt structure and expected levels of borrowing for the remainder of 2007, an increase in interest rates would not result in a material incremental increase in interest expense. If there were significant changes to our debt structure, however, this may result in increased interest expense.

We do not enter into derivative financial instruments for trading purposes but have certain other supply agreements for raw material inventories and have chosen not to enter into any price hedging with our suppliers for commodities.

ITEM 8:               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$817,609	$738,043	$660,785
Cost of sales	470,333	413,311	347,544
Gross profit	347,276	324,732	313,241
Operating expenses:
Selling, technical and administrative	217,918	200,536	185,915
Research and development	30,780	27,200	21,916
Impairment charges	2,580	—	—
Net (gain) on asset sales and business dispositions	(4,011)	—	—
Restructuring and acquisition	2,322	3,263	—
	249,589	230,999	207,831
Operating profit	97,687	93,733	105,410
Other income (expense):
Interest income	3,315	2,315	1,399
Interest expense	(28,776)	(30,397)	(31,014)
Miscellaneous (expense) income	(312)	(40)	1,942
	(25,773)	(28,122)	(27,673)
Earnings before income taxes	71,914	65,611	77,737
Income tax expense	(20,064)	(18,568)	(24,513)
Net earnings	$51,850	$47,043	$53,224
Earnings per common share:
Basic	$1.68	$1.55	$1.76
Diluted	$1.66	$1.52	$1.72
Weighted average number of common shares outstanding:
Basic	30,777,046	30,430,149	30,278,133
Diluted	31,289,616	30,893,216	30,961,108

		(Restated)(1)	(Restated)(1)
Other comprehensive income:
Net earnings	$51,850	$47,043	$53,224
Foreign currency translation	34,290	(33,814)	16,574
Minimum pension liability, net of tax	(8,360)	(735)	(59)
Mark-to-market of external investments	45	17	52
Comprehensive income	$77,825	$12,511	$69,791

(1)          See Notes 1, 2 and 6 in Notes to Consolidated Financial Statements

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2006	2005
		(Restated)(1)
Assets
Current assets:
Cash and cash equivalents	$125,461	$80,932
Accounts receivable, net of allowance for doubtful receivables of $10,798 and $10,966, respectively	170,807	155,718
Inventories, net	118,070	92,973
Prepaid expenses	12,277	14,108
Deferred income taxes	19,574	16,629
Total current assets	446,189	360,360
Property, plant and equipment, net of accumulated depreciation of $202,594 and $184,499, respectively	120,802	123,229
Goodwill	256,062	242,935
Intangibles, net of accumulated amortization of $21,096 and $14,793, respectively	41,982	40,916
Deferred income taxes	43,282	37,667
Other assets, net	16,364	14,820
Total assets	$924,681	$819,927
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$64,197	$60,202
Dividends payable	1,848	1,836
Accrued compensation	19,684	16,261
Accrued interest	12,831	12,784
Accrued income taxes payable	9,517	11,461
Short-term notes payable	1,330	498
Current installments of long-term obligations	28	232
Other current liabilities	33,037	38,565
Total current liabilities	142,472	141,839
Long-term debt and capital lease obligations	300,823	301,043
Retirement benefits, less current portion	45,700	22,343
Deferred income taxes	11,624	11,489
Other long-term liabilities	9,391	4,136
Total liabilities	510,010	480,850
Commitments and contingencies (Notes 8, 10, 13 and 15)
Shareholders’ equity
Common stock, authorized 75,000,000 shares, issued 47,686,761 at December 31, 2006 and 47,131,950 shares at December 31, 2005, at stated value of $1.00 per share	47,687	47,132
Additional paid-in capital	57,584	42,869
Retained earnings	411,261	366,807
Accumulated other comprehensive income (loss)	22,924	(3,051)
Less—cost of common shares held in treasury, 16,845,198 at December 31, 2006 and 16,546,763 at December 31, 2005	(124,785)	(114,680)
Total shareholders’ equity	414,671	339,077
Total liabilities and shareholders’ equity	$924,681	$819,927

(1)          See Notes 1, 2 and 6 in Notes to Consolidated Financial Statements

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net cash flows from operating activities:
Net earnings	$51,850	$47,043	$53,224
Adjustments to reconcile net income to net income from continuing operations:
Depreciation	20,317	17,038	16,148
Amortization	5,655	4,357	3,009
Inventory reserve adjustment	(2,846)	—	—
Provision for bad debts	1,371	1,839	3,562
Deferred income taxes	(5,381)	(1,882)	5,679
Stock compensation expense	2,271	6,779	6,544
Impairment charges	2,580	—	—
Net gain on asset sales and business dispositions	(4,011)	—	—
Restructuring and acquisition	2,322	2,896	—
Changes in assets and liabilities
Increase in receivables	(8,143)	(13,524)	(2,580)
Increase in inventories	(19,571)	(2,558)	(1,857)
Decrease (increase) in prepaid expenses	2,635	(2,570)	(1,720)
(Decrease) increase in accounts payable	(535)	1,056	(1,960)
(Increase) decrease in accrued expenses	(2,746)	424	(3,661)
Decrease in income tax accounts	3,068	30	3,843
Other	3,480	(1,760)	5,046
Net cash flows provided by operating activities	52,316	59,168	85,277
Cash flows from investing activities:
Capital expenditures	(14,890)	(14,059)	(12,447)
Proceeds from disposition of fixed assets	3,644	1,420	3,913
Acquisition of business, net of cash acquired	—	(93,182)	—
Disposition of business	770	262	—
Net cash flows used in investing activities	(10,476)	(105,559)	(8,534)
Cash flows from financing activities:
Net short-term borrowings (repayments)	549	198	(520)
Proceeds from long-term borrowings	—	—	24
Repayments of long-term borrowings	(383)	(494)	(537)
Issuance of treasury shares	26	33	32
Proceeds from exercise of stock options	3,858	3,167	587
Tax benefit from stock option exercises	2,389	164	32
Dividends paid	(7,383)	(6,693)	(3,635)
Net cash flows used in financing activities	(944)	(3,625)	(4,017)
Effect of exchange rate changes on cash and cash equivalents	3,633	(6,881)	3,809
Net increase (decrease) in cash and cash equivalents	44,529	(56,897)	76,535
Cash and cash equivalents at beginning of year	80,932	137,829	61,294
Cash and cash equivalents at end of year	$125,461	$80,932	$137,829
Supplemental disclosure information:
Cash paid for interest	$28,373	$29,454	$30,014
Cash paid for income taxes	$21,182	$18,459	$16,804

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
				(Restated)(1)		(Restated)(1)
Balance at December 31, 2003	$46,813	$25,884	$278,705	$14,914	$(114,745)	$251,571
Stock awards	2	68	—	—	—	70
Exercise of stock options	24	595	—	—	—	619
Stock compensation	—	6,474	—	—	—	6,474
Net earnings	—	—	53,224	—	—	53,224
Dividends declared	—	—	(4,849)	—	—	(4,849)
Tax benefit adjustment from stock option exercises	—	32	—	—	—	32
Foreign currency translation adjustments	—	—	—	16,574	—	16,574
Increase in minimum pension liability, net of tax	—	—	—	(59)	—	(59)
Shares released from treasury	—	—	—	—	32	32
Other	—	—	—	52	—	52
Balance at December 31, 2004	46,839	33,053	327,080	31,481	(114,713)	323,740
Stock awards	4	130	—	—	—	134
Exercise of stock options	289	2,877	—	—	—	3,166
Stock compensation	—	6,645	—	—	—	6,645
Net earnings	—	—	47,043	—	—	47,043
Dividends declared	—	—	(7,316)	—	—	(7,316)
Tax benefit adjustment from stock option exercises	—	164	—	—	—	164
Foreign currency translation adjustments	—	—	—	(33,814)	—	(33,814)
Increase in minimum pension liability, net of tax	—	—	—	(735)	—	(735)
Shares released from treasury	—	—	—	—	33	33
Other	—	—	—	17	—	17
Balance at December 31, 2005	47,132	42,869	366,807	(3,051)	(114,680)	339,077
Stock awards	76	751	—	—	—	827
Exercise of stock options	479	10,131	—	—	—	10,610
Stock compensation	—	1,444	—	—	—	1,444
Net earnings	—	—	51,850	—	—	51,850
Dividends declared	—	—	(7,395)	—	—	(7,395)
Tax benefit adjustment from stock option exercises	—	2,389	—	—	—	2,389
Foreign currency translation adjustments	—	—	—	34,290	—	34,290
Increase in minimum pension liability, net of tax	—	—	—	(8,360)	—	(8,360)
Shares purchased from treasury, net	—	—	—	—	(10,105)	(10,105)
Other	—	—	(1)	45	—	44
Balance at December 31, 2006	$47,687	$57,584	$411,261	$22,924	$(124,785)	$414,671

(1)          See Notes 1, 2 and 6 in Notes to Consolidated Financial Statements

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.                 BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description.   MacDermid, Incorporated and its subsidiaries (collectively, “MacDermid” or “the Company”) was established in Waterbury, Connecticut, in 1922. The Company develops, produces and markets a broad line of specialty chemical and printing products that are used worldwide. These products are supplied to the metal and plastic finishing markets (for automotive and other applications), the electronics industry (to create electrical patterns on circuit boards), the offshore oil and gas markets (for oil production) and to the commercial printing and packaging industries (for image transfer and offset printing applications). For further descriptions of the Company’s business segments, see Note 11.

On June 14, 2005, the Company acquired all of the outstanding capital stock of Autotype International Limited and associated entities (“Autotype”) from Norcros Industry (International) Limited of the UK. The Autotype business acquired is a high technology producer of specialty coated film products for the electronics and printing industries. In electronics, Autotype is a producer of hard coated films for the membrane switch and touch screen markets. In printing, Autotype provides high quality stencil materials and digital pre-press products for screen printing. See Note 19 for further discussion regarding this acquisition.

Principles of Consolidation.   The accompanying consolidated financial statements include the accounts of MacDermid and all of its majority-owned domestic and foreign subsidiaries. All inter-company accounts and transactions were eliminated in consolidation.

Certain amounts in the prior periods of the consolidated financial statements and footnotes were restated to conform to the current year presentation, including the December 31, 2005 and 2004 accounts of Goodwill, Intangibles, Total Assets, Accumulated Other Comprehensive (Loss) Income, Total Shareholders’ Equity and Total Liabilities and Shareholders’ Equity (See Note 2) and the December 31, 2005 and 2004 Statement of Other Comprehensive Income. Below are tables that present the balances that have been restated from previously reported amounts due to a correction of an error in accounting for the Company’s historical goodwill and intangible balances:

Balance Sheet Items	December 31, 2005 balance, as reported	Restatement Adjustments	December 31, 2005 balance, restated
Goodwill	$236,532	$6,403	$242,935
Intangibles, net	40,128	788	40,916
Accumulated other comprehensive (loss) income	(10,242)	7,191	(3,051)
Total assets	812,736	7,191	819,927
Total shareholders’ equity	331,886	7,191	339,077
Total liabilities and shareholders’ equity	812,736	7,191	819,927

Other Comprehensive Income	Twelve months ended December 31, 2005 balance, as reported	Restatement Adjustments	Twelve months ended December 31, 2005 balance, restated
Foreign currency translation	$(21,296)	$(12,518)	$(33,814)
Minimum pension liability, net of tax	(735)	—	(735)
Mark to market of external investments	17	—	17
Comprehensive income	$(22,014)	$(12,518)	$(34,532)

Other Comprehensive Income	Twelve months ended December 31, 2004 balance, as reported	Restatement Adjustments	Twelve months ended December 31, 2004 balance, restated
Foreign currency translation	$9,424	$7,150	$16,574
Minimum pension liability, net of tax	(59)	—	(59)
Mark to market of external investments	52	—	52
Comprehensive income	$9,417	$7,150	$16,567

Use of Estimates.   In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, Company management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. The Company applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results could differ significantly from the estimates applied.

Cash and Cash Equivalents.   For the purpose of the consolidated statements of cash flows, MacDermid considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Credit Risk Management.   Approximately 41% of MacDermid’s products are sold to the printing industry and 23% are sold to manufacturers of printed circuit boards. This level of concentration exposes the Company to certain collection risks which are subject to a variety of factors, including economic and technological change within these industries. As is common industry practice, MacDermid generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable. The Company establishes reserves against possible uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay.

Inventories.   Inventories are stated at the lower of average cost or market. The Company regularly reviews inventories for obsolescence and calculates a proper reserve based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand. Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.

Property, Plant and Equipment.   Property, plant and equipment are stated at cost less accumulated depreciation. MacDermid records depreciation on a straight-line basis over the estimated useful life of each asset.

Estimated useful lives by asset class are as follows:

Furniture, fixtures, automobiles, computers, etc	3 to 5 years
Machinery, equipment, buildings, building improvements	5 to 30 years
Leasehold improvements	lesser of useful life or lease life

Maintenance and repair costs are charged directly to expense; renewals and betterments which significantly extend the useful life of the asset are capitalized. Costs and accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to earnings accordingly.

Goodwill and Indefinite-Lived Purchased Intangible Assets.   MacDermid accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Pursuant to SFAS 142, the Company does not amortize goodwill and other intangible assets that have indefinite useful lives; rather, goodwill and other intangible assets with indefinite lives are tested for impairment during the fourth quarter of each fiscal year, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. For goodwill, a two-step impairment test is performed for each reporting business segment. In the first step of impairment testing, the fair value of each business segment is compared to its carrying value. The fair value of a business segment is determined based on the present value of estimated future cash flows. Under this approach, the fair value is estimated based on market multiples of revenue or earnings for comparable companies. If the fair value of the business segment exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and no further testing is performed. If the carrying value of the net assets assigned to the business segment exceeds the fair value of the business segment, then the second step of the impairment test must be performed to determine the implied fair value of the business segment’s goodwill. If the carrying value of a business segment’s goodwill exceeds its implied fair value, an impairment loss is recorded equal to the difference.

SFAS 142 also requires that the fair value of the indefinite-lived purchased intangible assets to be estimated and compared to the carrying value. The fair value of these intangible assets is estimated using the income approach. An impairment loss is recognized when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-lived Assets Including Finite-Lived Purchased Intangible Assets.   Finite-lived intangible assets such as patents and various other intangible assets are amortized on a straight-line basis over their estimated useful lives, which are currently fifteen years for patents and range between five and fifteen years for other separately identifiable intangible assets.

The Company evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of the assets is assessed based on the undiscounted future cash flows the assets are expected to generate and the Company recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Asset Retirement Obligations.   Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

Employee Benefits.   MacDermid sponsors a variety of employee benefit programs, some of which are non-contributory. The accounting policies used to account for these plans are as follows:

Retirement.   MacDermid provides a defined contribution 401K retirement plan for substantially all domestic employees, and provides non-contributory defined benefit plans to domestic and certain foreign employees. The projected unit credit actuarial method is used for financial reporting purposes in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”). The Company recognizes the funded status—the difference between the fair value of the plan assets and the projected benefit obligation (pension plans) or the accumulated postretirement benefit obligation (other postretirement plan) in its Consolidated Balance Sheet in accordance with SFAS No. 158—

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of SFAS No. 87, 88, 106 and 132R (“SFAS 158”).  In addition, MacDermid contributes to an employee stock ownership plan, which provides retirement benefits based upon amounts credited to employee accounts within the plans. The Company’s funding policy for qualified plans is consistent with federal or other local regulations and customarily equals the amount deducted for federal and local income tax purposes. Foreign subsidiaries contribute to other plans, which may be administered privately or by government agencies in accordance with local regulations.

Post-retirement.   MacDermid currently accrues for post-retirement health care benefits for U.S. employees hired prior to April 1, 1997. The post-retirement health care plan is unfunded.

Post-employment.   MacDermid currently accrues for post-employment disability benefits to employees meeting specified service requirements. The post-employment benefits plan is unfunded.

Financial Instruments.   The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The fair value of the Company’s Subordinated Debt, based upon market pricing, was $315,821, or approximately $14,321 higher than its carrying value.

Foreign Operations.   The assets and liabilities of MacDermid’s foreign subsidiaries are translated into U.S. dollars using foreign currency exchange rates prevailing as of the balance sheet date. Revenue and expense accounts are translated at weighted-average foreign currency exchange rates for the periods presented. Translation of the financial statements resulted in an increase in equity of $34,290 in fiscal year 2006, a decrease in equity of $33,814 in 2005 and an increase in equity of 16,574 in 2004. These amounts are reported as separate components of other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity. Foreign currency transactions included in the Consolidated Statements of Earnings resulted in a gain of $109 in 2006, a loss of $711 in 2005 and a loss of $1,541 in 2004.

Revenue Recognition.   MacDermid recognizes revenue, including freight charged to customers when the earnings process is complete.   This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable.  Shipping terms are customarily “FOB shipping point” and do not include right of inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions, in which case revenue is deferred until these provisions are satisfied.

Expenses:

Cost of Sales.   Cost of sales consists primarily of raw material costs and related purchasing and receiving costs used in the manufacturing process, direct salary and wages and related fringe benefits, packaging costs, shipping and handling costs, plant overhead and other costs associated with the manufacture and distribution of MacDermid’s products.

Selling, technical and administrative expenses.   Selling, technical and administrative expenses consist primarily of personnel and travel costs, advertising and marketing expenses, administrative expenses associated with accounting, finance, legal, human resource, risk management and overhead associated with these functions.

Research and development.   Research and development is expensed as incurred.

Income Taxes.   The provision for income taxes includes federal, foreign, state and local income taxes currently payable. Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities. Deferred taxes are not provided on the undistributed earnings of subsidiaries operating outside the United States that are determined to be permanently reinvested.

Stock-based Plans.   MacDermid grants stock options and stock awards to Board members and to employees.  Effective January 1, 2006, MacDermid adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. SFAS 123(R) was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for those awards vesting in the current period based on the value that had been included in pro forma disclosures in prior periods. Results from prior periods have not been restated. Prior to the adoption of SFAS 123(R), MacDermid adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense was measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned.   During the years ended December 31, 2006, 2005 and 2004, $1,444, $6,645 and $6,474 was charged to expense related to stock options.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158.  This statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position. An employer must recognize an asset or liability in its statement of financial position for the difference between the fair value of the plan assets and the projected benefit obligation (pension plans) or the accumulated postretirement benefit obligation (other postretirement plans). Changes in the plans’ funded status must be recognized, in the year of change, in comprehensive income. SFAS 158 will also require entities to measure the funded status of the plans as of the date of the year-end statement of financial position, with a few exceptions. The Company adopted the recognition provision of SFAS 158 in the fourth quarter of 2006. The unfunded status of the pension and postretirement benefit plans resulted in an additional long term liability of $15,877 as of December 31, 2006, with a corresponding offset to deferred income taxes and other comprehensive income in the stockholders’ equity section at December 31, 2006 (see note 8). The plan measurement date provision of SFAS 158 is effective beginning the first quarter of 2008. The Company is currently in the process of evaluating the expected effect of the measurement provision of SFAS 158 on its consolidated financial statements and is not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) that will become effective beginning first quarter of 2008.  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company is currently in the process of evaluating the expected effect of SFAS 157 on its consolidated financial statements and is not yet in a position to determine such effects.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of  SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. See Note 9 for a discussion of the impact of FIN 48 related to the Company’s income taxes.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. The Company adopted the provisions of SFAS 154 in the first quarter of 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.                 GOODWILL AND INTANGIBLE ASSETS CURRENCY TRANSLATION RESTATEMENT ADJUSTMENTS

In the first quarter of 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005, 2004 and 2003. In connection with the Company adopting the provision of SFAS 154 in the first quarter of 2006, the Company restated the December 31, 2005, 2004 and 2003 balances of Goodwill, Intangibles and Other Comprehensive (Loss) Income to correct an error related to foreign currency translation. As a result, the Company made certain restatement adjustments to the December 31, 2005, 2004 and 2003 Consolidated Balance Sheets to state these assets at the correct currency conversion rates. The Company also restated Other Comprehensive Income for the fiscal years ended December 31, 2005, 2004 and 2003 to correct an error related to foreign currency translation (see note 6 ).

Upon further investigation the Company’s management determined that goodwill related to the 1998 acquisition of Canning Ltd. had been pushed-down into the books of the acquisition holding company instead of being pushed-down to the books of the geographic business segments, where it is tested for impairment. The Company should have allocated the goodwill into the books of the regional business segments benefiting from the acquisition. The goodwill, however, was pushed-down to, and denominated in British Pounds as opposed to being pushed-down to, and denominated in the currencies of the regions that benefit from the goodwill. The restatement adjustments necessary to properly convert goodwill and intangible assets are offset with a corresponding restatement adjustment to the Accumulated Other

Comprehensive Income (Loss) section of Shareholders’ Equity in the December 31, 2005, 2004 and 2003 Consolidated Balance Sheets, as described in Note 1.

These restatement adjustments have no impact on earnings as reported in the Company’s financial statements dated December 31, 2005, 2004 and 2003 or any of the tangible assets and liabilities accounts stated therein.

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

3.                 EARNINGS PER SHARE

The following table reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding and shows the calculation for basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
Net income	$51,850	$47,043	$53,224
Weighted average basic shares outstanding	30,777,046	30,430,149	30,278,133
Dilutive effect of stock options	512,570	463,067	682,975
Weighted average diluted shares outstanding	31,289,616	30,893,216	30,961,108
Basic earnings per common share:
Net earnings per share	$1.68	$1.55	$1.76
Diluted earnings per common share:
Net earnings per share	$1.66	$1.52	$1.72

In fiscal year 2006, 2005 and 2004, MacDermid excluded from the calculation of diluted earnings per share 1,589,135, 2,585,365 and 1,919,950, respectively, shares of MacDermid stock issuable upon the exercise of options because the effect was anti-dilutive. The dilutive effects of stock options were determined by applying the treasury stock method, which assumes the Company purchases common shares with the proceeds from stock option exercises. Anti-dilutive securities were not included in the above calculations because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

4.                 INVENTORIES

The major components of inventory as of December 31, 2006 and 2005 were as follows:

	As of December 31,
	2006	2005
Finished goods	$70,472	$51,820
Raw materials and supplies	39,475	35,679
Equipment	8,123	5,474
Total inventory, net	$118,070	$92,973

As of December 31, 2006 and 2005, the reserve for inventory was $14,874 and $16,254, respectively.

5.                 PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment as of December 31, 2006 and 2005 were as follows:

	As of December 31,
	2006	2005
Land and improvements	$10,235	$10,040
Buildings and improvements	104,940	99,506
Machinery, equipment and fixtures	208,221	198,182
Total property	323,396	307,728
Less accumulated depreciation	(202,594)	(184,499)
Total property, plant and equipment, net	$120,802	$123,229

6.                 GOODWILL AND OTHER INTANGIBLE ASSETS

During 2006, the Company reviewed its foreign currency conversion rates used to convert goodwill and intangible assets. Beginning in 2002, the Company held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005. As a result, the Company has determined that certain restatement adjustments are necessary as described below to state these assets at the current currency conversion rates.

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

Acquired intangible assets as of December 31, 2006 and 2005, are as follows:

	As of December 31, 2006
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Patents	$19,354	$(12,022)	$7,332
Trademarks	22,881	(3,628)	19,253
Others	20,843	(5,446)	15,397
Total	$63,078	$(21,096)	$41,982

	As of December 31, 2005
	Gross Carrying Amount	Adjustments	Accumulated Amortization	Net Amount
Patents	$17,573	$252	$(9,276)	$8,549
Trademarks	19,908	536	(2,671)	17,773
Others	17,440	—	(2,846)	14,594
Total	$54,921	$788	$(14,793)	$40,916

During 2006, the Company re-evaluated the value assigned to Autotype’s intangible assets and the revised valuation increased the value of the technology know-how intangible asset by $2,145. This amount was deducted from Goodwill and charged to the intangible asset account. In March 2006, the Company notified employees in Autotype’s Kvistgaard, Denmark facility that the plant would be relocated to Wantage, England, and added $369 to goodwill pursuant to Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”) related to employee severance benefits. In March 2006, Goodwill was reduced by an adjustment of $135 to true-up severance costs related to Autotype’s Schaumberg, Illinois plant. In June 2006, the Company recorded an additional amount of $890 to goodwill related to the closure of Autotype’s Kvistgaard, Denmark facility in accordance with EITF 95-3 related to the facility closure. The Company also recorded in June 2006 an amount of $180 to goodwill related to closure of Autotype’s Schaumberg, Illinois plant in accordance with EITF 95-3.

The amortization of intangible assets, for the three years ended December 31, 2006, 2005 and 2004, totaled $4,955, $2,828 and $1,752, respectively. Amortization expense for intangible assets is expected to range from $3,903 to $4,974 for each of the next five years.

Useful lives for amortizable patents are approximately fifteen years. Other intangible assets have useful lives of five to fifteen years.

The following table presents the changes in goodwill allocated to the reportable segments during the twelve months ended December 31, 2006:

Reportable Segment	As reported balance at December 31, 2005	Restatement Allocation and Foreign Currency Adjustments	Restated Balance at December 31, 2005	Acquisitions and Purchase Accounting Adjustments	Twelve months ended December 31, 2006 Currency Translation Adjustments	Balance at December 31, 2006
Advanced Surface Finishing	$155,953	$(3,457)	$152,496	$(1,112)	11,413	$162,797
Printing Solutions	80,579	9,860	90,439	866	1,960	93,265
Total	$236,532	$6,403	$242,935	$(246)	13,373	$256,062

Included in the December 31, 2006 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the purchase price allocation and totals $26,233 and $19,425, respectively, for the Advanced Surface Finishing and the Printing Solutions segments.  Included in the December 31, 2005 amounts above is the allocation of goodwill from the June 2005 Autotype acquisition, which is based on the purchase price allocation and totals $33,796 and $8,449, respectively, for the Advanced Surface Finishing and the Printing Solutions segments.

SFAS 142 requires that goodwill and other intangible asset impairment tests be performed on at least an annual basis and more frequently in certain circumstances. MacDermid performed annual impairment testing for 2006 during the fourth fiscal quarter, and determined that no goodwill or intangible assets were impaired. Currently, the Company is not aware of any event that occurred since the last impairment testing date that would have caused goodwill or intangible assets to become impaired.

7.                 STOCK COMPENSATION PLANS

MacDermid grants stock options and stock awards to Board members and to employees.  Effective January 1, 2006, MacDermid adopted the provisions of SFAS 123(R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. SFAS 123(R) was adopted using the modified prospective method of application. Results from prior periods have not been restated. Prior to the adoption of SFAS 123(R), MacDermid adopted the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), prospectively, to all stock options granted, modified or settled after April 1, 2001. Accordingly, compensation expense was measured using the fair value at the date of grant for options granted after April 1, 2001. The resulting expense is amortized over the period in which the options are earned.   During the years ended December 31, 2006, 2005 and 2004, $1,444, $6,645 and $6,474 was charged to expense related to stock options.

The following table presents the weighted-average assumptions used in the option pricing model for stock options granted during the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
	Fixed	Indexed	Indexed	Fixed
Weighted-average fair value	$15.75	$11.07	$10.46	$16.28
Risk-free interest rate	5.07%	1.60%	1.60%	3.85%
Expected option life (years)	8 years	6 years	6 years	6 years
Expected volatility	28.9%	31.9%	24.6%	50.0%
Dividend yield	0.70%	0.49%	0.30%	0.51%

For all of MacDermid’s stock options, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. The expected life of the stock options represents the period of time the stock options are expected to be outstanding and is based on historical trends.

MacDermid has five stock option plans under which there are outstanding options. These plans have different terms and features as described below:

Stock Option Plans

The 1992 Plan

In 1993, MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1992 (the “1992 Plan”). The 1992 Plan provides for the issuance of up to 2,700,000 shares.  Options granted under the 1992 plan, which vest between four and six years, are generally exercisable at a fixed price that can be as low as two-thirds of the market price at the grant date. The options are exercisable into restricted shares of common stock, which cannot be sold or transferred, except back to MacDermid at cost, during the four-year period commencing with the exercise date. In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1992 Plan. As of December 31, 2006, there were 12,065 options outstanding under the 1992 plan.

The 1998 Plan

MacDermid adopted a non-qualified stock option plan, approved by shareholders in July 1999 (the “1998 Plan”). The 1998 Plan provides for the issuance of up to 1,500,000 shares. Options granted under the 1998 Plan generally are exercisable during a ten-year period beginning with the grant date, at a fixed price equal to a one-third-premium over market price at the date of grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided, under the terms of the plan, at the time of grant. In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 1998 Plan. As of December 31, 2006, there were 712,400 options outstanding under the 1998 plan.

The 2001 Executive Plan

MacDermid adopted a non-qualified key executive stock option plan, approved by shareholders in July 2001 (the “2001 Executive Plan”). The 2001 Executive Plan, as amended by MacDermid’s shareholders in 2004, provides for the issuance of up to 5,000,000 shares. Options granted under the 2001 Executive Plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. The options are also subject to an “Index Effect”, which involves two tiers of variability:

•       The option price is variable, either up or down, based upon the market price at date of grant, adjusted for MacDermid’s stock price performance in comparison to the Standard and Poor’s

Specialty Chemicals Index during the six years following the date of grant. The options initially had exercise prices ranging from $16.75 to $38.65 per share; the exercise prices of these options as of December 31, 2006 now range from $22.51 to $38.65 per share based on Company stock price performance.

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

As of December 31, 2006, there were 2,632,902 options outstanding under the 2001 Executive plan.

The 2001 Employee Plan

In 2001, the Company adopted a non-qualified all employee stock option plan, approved by shareholders in July 2001 (the “2001 Employee Plan”). The 2001 Employee Plan provides for the issuance of up to 1,000,000 shares. Options granted under the 2001 employee plan generally are exercisable during a six-year period beginning at the vesting date, which is four years after the grant date, at a fixed price equal to the market price at the date of grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. In February 2006, MacDermid’s Board of Directors voted to cancel all remaining unissued shares in the 2001 Employee Plan. As of December 31, 2006, there were 137,835 options outstanding under the 2001 Employee plan.

The 2006 Plan

In February 2006, the Company’s board of directors, adopted a non-qualified all employee stock option plan approved by the Company’s shareholders in May 2006 (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 1,100,000 shares. Options granted under the 2006 Plan generally are exercisable during a four-year period beginning at the vesting date, which is six years after the grant date, at a  price equal to the average of the Company’s closing common stock price for the previous five trading days preceding the stock option grant. The options are exercisable into unrestricted shares of common stock, except as otherwise provided at the time of grant. During 2006 194,856 of stock options were granted to employees, executive officers and non-employee directors of the Company at a fair market price of $30.47. As of December 31, 2006, there are 926,940 shares available for future grant under the 2006 plan. Total compensation expense for 2006 related to stock option grants under the 2006 plan was $354.

The activity in MacDermid’s fixed price stock option plans is summarized in the following table for the years ended December 31, 2006, 2005 and 2004, respectively:

Fixed Option Plans:	Outstanding Options	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2003	1,538,690		$32.69
Granted in 2004	36,775		$32.33
Exercised in 2004	(14,250)		$27.23
Forfeited in 2004	(203,050)		$42.50
Allowed to expire	(135,000)		$1.79
Outstanding, December 31, 2004	1,223,165		$34.53
Granted in 2005	135,000		$1.79
Exercised in 2005	(222,280)		$7.60
Forfeited in 2005	(88,450)		$25.20
Outstanding, December 31, 2005	1,047,435		$36.81
Granted in 2006	194,856		$30.47
Exercised in 2006	(140,235)		$20.81
Forfeited in 2006	(66,696)		$44.93
Outstanding, December 31, 2006	1,035,360	$—	$37.26	4.1
Exercisable, December 31, 2006	827,425	$—	$39.04	2.9

The weighted-average grant date fair value of stock options granted under fixed option plans was $15.75, $11.07 and $16.28 for 2006, 2005 and 2004, respectively. The total intrinsic value of stock options exercised under fixed option plans was $1,508, $5,064 and $80 for 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $2,476 of unrecognized compensation costs related to non-vested stock options under the fixed option plans that is expected to be recognized over a weighted average period of 4.1 years. The total fair value of stock options vested under the fixed option plans was $75, $1,135 and $0 in 2006, 2005 and 2004, respectively. If the merger agreement  (see Note 21) is consummated, all stock options under the fixed option plans will become vested and all related unrecognized compensation cost will be recognized during the period in which the merger transaction is consummated.

The activity in MacDermid’s indexed price stock option plan (the 2001 Executive Plan) is summarized in the following table for the years ended December 31, 2006, 2005 and 2004, respectively:

				Weighted-	Weighted-
	Shares		Aggregate	Average	Average
	Available	Outstanding	Intrinsic	Exercise Price	Remaining
Indexed Option Plan:	for Grant	Options	Value	Per Share	Contract Term
As of December 31, 2003	2,778,006	2,189,494		$20.33
Granted	(505,000)	505,000		$38.65
Exercised	—	(9,500)		$21.17
Exercised pro rata	42,000	—		$18.38
Forfeited	177,500	(177,500)		$24.50
As of December 31, 2004	2,492,506	2,507,494		$23.72
Granted	(502,000)	502,000		$33.25
Exercised	—	(66,000)		$21.87
Forfeited	49,500	(49,500)		$28.83
Index Effect	(631,895)	631,895		$25.82
As of December 31, 2005	1,408,111	3,525,889		$25.41
Granted	—	—		—
Exercised	—	(351,500)		$22.88
Forfeited	236,500	(236,500)		$31.31
Index Effect	304,987	(304,987)		$9.92
As of December 31, 2006	1,949,598	2,632,902	$10,190	$27.02	5.9
Exercisable, December 31,2006	—	1,149,777	$8,704	$23.32	4.7

The weighted-average grant date fair value of stock options granted under the indexed option plan was $0, $11.07 and $10.46 during 2006, 2005 and 2004, respectively. The total intrinsic value of stock options exercised under indexed option plan was $3,298, $522 and $111 during 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $3,431 unrecognized compensation costs related to non-vested stock options under the indexed option plan that is expected to be recognized over a weighted average period of 4.7 years. The total fair value of stock options vested under the indexed option plan was $3,756, $1,013 and $0 during 2006, 2005 and 2004, respectively. If the merger agreement (see Note 21) is consummated, all stock options under the indexed option plan will become vested and all related unrecognized compensation cost will be recognized during the period in which the Merger transaction is consummated.

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

All shares of restricted stock issued under this plan must be held and cannot be sold or transferred, except to the Company, for a period of four years depending on the date the restricted shares were originally awarded. The Company recognizes compensation expense for shares issued under this plan equal to the market value of the restricted shares on the date of grant. For restricted stock awards granted prior to 2006, the restricted stock awards were granted at fair market value and the related expense is recognized at the date of grant. For restricted stock awards granted after January 1, 2006, the restricted stock awards are granted at fair market value and the related expense is recognized over the vesting terms of the restricted stock awards. The amount of expense recognized was $827, $134 and $70 for the years ended December 31, 2006, 2005 and 2004, respectively. The following table summarizes restricted stock award activity from December 31, 2005 through December 31, 2006 regarding the Company’s equity incentive plan:

Equity Incentive Plan:	Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	11,163	$28.67
Changes during the period:
Granted	76,665	$34.40
Shares released	(8,855)	$34.33
Forfeited	(820)	$34.40
Nonvested balance at December 31, 2006	78,153	$33.59

As of December 31, 2006, there was $1,822 of total unrecognized compensation cost related to restricted stock awards granted under the Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.9 years. If the Merger (see Note 21) is consummated, all restricted stock will become vested and all related unrecognized compensation cost will be recognized during the period in which the Merger transaction is consummated.

8.                 PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS

As discussed in Note 1, the Company adopted the recognition provision of SFAS 158 in the fourth quarter of 2006.  This statement requires recognition of the funded status of postretirement benefit plans in the statement of financial position. An employer must recognize an asset or liability in its statement of financial position for the difference between the fair value of the plan assets and the projected benefit obligation (pension plans) or the accumulated postretirement benefit obligation (other postretirement plans). Changes in the plans’ funded status must be recognized, in the year of change, in comprehensive income.

The following table presents the incremental effect of applying SFAS 158 on the individual line items in the Consolidated Balance Sheet as of December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Retirement benefits	$21,330	15,877	$37,207
Deferred income taxes	(427)	(6,351)	(6,778)
Subtotal	20,903	9,526	30,429
Accumulated other comprehensive income (loss)	28,420	(9,526)	18,894
Total shareholders’ equity	$28,420	(9,526)	$18,894

The Company has a defined benefit pension plan, defined contribution profit sharing and employee stock ownership plans and post-employment benefits for substantially all of its domestic employees. The Company also has a non-pension defined post-retirement benefits plan for certain domestic employees. Aggregate amounts charged to earnings for these plans (including amounts for the employee stock ownership plans) for the years ended December 31, 2006, 2005 and 2004 were $9,055, $7,348 and $7,358 respectively.

As of January 1, 2005, the Company changed its defined contribution profit sharing and employee stock ownership plan to eliminate profit sharing contributions and remove age restrictions imposed on the Company stock held for investment purposes. Additionally, as of January 1, 2005, the Company amended its domestic defined benefit pension plan and Supplemental Executive Retirement Plan to reflect a retirement age of sixty-five years old from sixty years old. This change will have an effect on the accumulated benefit obligation going forward.

Defined Benefit Domestic Pension Plan

The domestic defined benefit pension plan (“Pension Plan”) provides retirement benefits based upon years of service and compensation levels. At December 31, 2006, the accumulated benefit obligation was $62,073. The measurement date used each year to determine pension and other postretirement benefits is September 30, at which time the minimum contribution level for the following year is determined. The estimated future benefit payments are presently expected to range from approximately $2,600 to $3,314 per year for each of the next five years, and $22,920 in aggregate for the five years thereafter. The Company expects to contribute pension funding requirements of $1,500 in 2007 and approximately $1,500 each of the four years thereafter.

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital, tolerating asset volatility as long as it is consistent with the volatility of the relevant market indexes. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. Plan assets consist primarily of bonds, guaranteed investment contracts and listed stocks, including 392,410 shares of the Company’s common stock having a market value of $13,381 at December 31, 2006 and 394,754 shares of the Company’s common stock having a market value of $11,014 at December 31, 2005. The weighted average asset allocation of the pension benefit plan was 23% debt securities, 71% equity securities and 6% cash at December 31, 2006.

An investment committee, appointed by the Board of Directors, manages these assets in accordance with the Company’s investment polices. The investment committee meets at least four times per year to assess risk factors, rates of return, and asset allocation limitations as prescribed by the committee’s investment policy statement. Return on asset (“ROA”) assumptions are determined annually based on a review of the asset mix as well as individual ROA performances, benchmarked against indexes such as the S&P 500 Index and the Russell 2000 Index. In determining an assumed rate of return on plan assets, the Company considers past performance and economic forecasts for the types of investments held by the plan.

Actual pension expense and future contributions required to fund the plan will depend on future investment performance, changes in future discount rates, the level of contributions the Company makes and various other factors related to the populations participating in the pension plan. The Company will continue to evaluate all of the actuarial assumptions, on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust the assumptions as necessary to ensure proper funding levels are maintained for the plan and that the plan can meet its long-term retirement obligations.

Supplemental Executive Retirement Plan

The Company sponsors an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain executive officers. The SERP is a non-qualified plan and entitles executive officers to the difference between the benefits actually paid to them and the benefits they would have received under the Defined Benefit Domestic Pension Plan were it not for certain restrictions imposed by the Internal Revenue Service Code, which relate to the amount of benefits payable under the plan and the amount of annual compensation which may be taken into account in determining benefits under the plan. Covered compensation under this plan includes an employee’s annual salary and bonus. At December 31, 2006, the accumulated benefit obligation was $2,580 while the projected benefit obligation was $3,684.

Foreign pension

MacDermid has retirement and death benefit plans, covering employees in the United Kingdom, Taiwan, Germany and Japan. As of April 6, 1997, the United Kingdom plan was converted from a defined benefit to a defined contribution basis for pensionable service after that date. The obligation has been recognized for past service benefits, which continue on the defined benefit basis.

At December 31, 2006, the accumulated benefit obligation of the United Kingdom plan was $8,181. The measurement date used each year to determine pension and other postretirement benefits is September 30, at which time the minimum contribution level for the following year is determined. The estimated future benefit payments are presently expected to approximate $2,625 to $2,954 per year for each of the next five years and $16,156 in aggregate for the five years thereafter. The Company expects to contribute pension funding requirements of $2,925 in 2007 and approximately $14,625 for each of the five years thereafter. The plans’ assets consist primarily of bonds, guaranteed investment contracts and listed stocks. The weighted-average asset allocation of the pension benefit plan was 33% debt securities and 67% equity securities. An independent trustee committee, appointed by both Company management and the employees in the plan, meets to assess risk factors, rates of return, and the asset allocation limitations as prescribed by the committee’s investment policy statement. In addition, an annual review is conducted to ensure both that (a) proper funding levels are maintained for the plan; and (b) that the plan can meet its long-term retirement obligations.

Included in the accompanying table of pension benefits are the United Kingdom, Taiwan, Germany and Japan plans for 2006 and 2005.

Certain other MacDermid foreign subsidiaries maintain benefit plans that are consistent with statutory practices that are not significant individually or in the aggregate.

Defined Benefit Domestic Post-retirement Plan

The Company sponsors a defined benefit post-retirement medical and dental plan that covers all of its domestic full-time employees, hired prior to April 1, 1997, who retire after age fifty-five, with at least ten to twenty years of service (depending upon the date of hire).

Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits. The subsidy level is based on the date of retirement from MacDermid. All domestic employees who retired prior to March 31, 1989 received a medical subsidy of $2,894 during fiscal year 2006. Employees retiring from the Company after April 1, 1989 received a medical subsidy of $1,983 during fiscal year 2006. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5% for those retiring prior to March 31, 1989 and 3% for those retiring after April 1, 1989. Retirees will be required to contribute to the plan costs in excess of their respective Company limits stated above in addition to their other required contributions.

The projected benefit obligation for the post-retirement plan at December 31, 2006 was comprised of 45% retirees, 9% fully eligible active participants and 46% other active participants. As described above, the annual increase in healthcare cost to MacDermid is subject to a defined limit of 3% or 5% for post-retirement medical benefits, based on the date of retirement; therefore, the healthcare trend rate assumption has no effect on the amounts reported. There is no assumed rate increase for dental benefits because it is a scheduled plan.

In May, 2004 the FASB issued FASB No. 106-2 (“FSB 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”). The Medicare Act did not affect the Company’s post-retirement medical plan obligations and expense during fiscal 2006 and 2005. The Company’s post-retirement benefits are, as described above, in the form of defined medical subsidy amounts that are subject to annual increases up to a maximum defined percentage. The amount of these Company-defined subsidies is not impacted by the Medicare Act.

Defined Benefit Domestic Post-employment Plan

The Company sponsors a defined benefit post-employment compensation continuation plan that covers all full-time domestic employees. Employees who have completed at least six months of service, and become permanently disabled and are unable to return to work, are eligible to receive a benefit under the plan. The benefit may range from one week to a maximum of six months of compensation. The estimated ongoing after-tax annual cost is not material.

The following table sets forth the components of the pension and post-retirement benefit plans with respect to the consolidated balance sheets at December 31, 2006 and 2005. The domestic pension disclosure has been adjusted to include the SERP plan in order to conform to current year presentation:

	Pension Benefits				Postretirement Benefits
	2006		2005		2006	2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$82,090	$74,015	$66,761	$69,636	$6,931	$6,391
Service cost	4,001	800	3,316	518	111	98
Interest cost on projected benefit obligation	4,426	3,383	3,966	2,968	370	372
Plan participant contributions	—	364	—	325	228	243
Plan amendments	(665)	—	401	—	—	—
Actuarial (gain)/loss excluding assumption change	924	1,091	(1,600)	6,886	32	124
Actuarial (gain)/loss due to assumption change	(5,800)	40	11,432	—	(163)	430
Benefits paid	(2,421)	(2,578)	(2,186)	(2,490)	(684)	(727)
Translation difference	—	9,482	—	(6,922)	—	—
Projected benefit obligation at end of year	$82,555	$86,597	$82,090	$70,921	$6,825	$6,931
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$48,981	$60,438	$46,874	$53,876	$—	$—
Actual return on plan assets, net of expenses	6,554	6,253	1,469	9,389	—	—
Employer contribution	7,000	4,179	2,824	3,336	456	484
Plan participant contribution	—	364	—	325	228	243
Benefits paid	(2,421)	(2,578)	(2,186)	(2,490)	(684)	(727)
Translation difference	—	7,834	—	(5,331)	—	—
Fair value of plan assets at end of year	$60,114	$76,490	$48,981	$59,105	$—	$—
Funded Status:
Funded status	$(22,441)	$(10,107)	$(33,109)	$(11,816)	$(6,825)	$(6,931)
Unrecognized net actuarial loss	14,508	—	23,771	11,455	1,367	1,606
Contributions after measurement date	2,000	52	—	—	114	121
Unamortized prior service cost	(119)	—	(64)	—	121	138
Additional minimum liability	(14,389)	—	—	—	(1,488)	—
Net amount recognized	(20,441)	$(10,055)	$(9,402)	$(361)	$(6,711)	$(5,066)
Amounts Recognized in the Consolidated Balance Sheets:
Retirement benefit liability	$(20,441)	$(10,055)	$(9,402)	$(11,816)	$(6,711)	$(5,066)
Accumulated other comprehensive income	14,389	9,795	(5,835)	11,455	1,488	—
Net amount recognized	$(6,052)	$(260)	$(15,237)	$(361)	$(5,223)	$(5,066)
Weighted Average Assumptions Used at Disclosure:
Discount rate	6.0%	5.0%	5.5%	5.0%	6.0%	5.5%
Rate of compensation increase	4.5%	3.0%	4.5%	2.8%	**	**
Long-term rate of return on assets	8.0%	7.2%	8.0%	7.0%	**	**

**               Not a meaningful statistic.

The components of net periodic benefit cost of the pension and postretirement benefit plans with respect to the consolidated statements of earnings for the year ended December 31, 2006, 2005 and 2004 were as follows:

Pension Benefits:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net Periodic Benefit Expense:
Service cost	$4,001	$1,052	$3,316	$779	$3,857	$541
Interest cost on the projected benefit
obligation	4,426	3,466	3,966	3,005	.3,755	2,895
Expected return on plan assets	(4,026)	(3,890)	(3,781)	(2,962)	(3,505)	(3,359)
Amortization of prior service cost	(39)	—	7	—	28	—
Recognized actuarial (gain)/loss	1,288	1,114	441	1,040	394	812
Net periodic benefit cost	$5,650	$1,742	$3,949	$1,862	$4,529	$889

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Weighted Average Assumptions Used to Determine Expense:
Discount rate	5.5%	5.0%	6.0%	5.0%	6.3%	5.6%
Rate of compensation increase	4.5%	3.0%	4.5%	2.8%	4.5%	3.0%
Long-term rate of return on assets	8.0%	7.2%	8.0%	7.0%	8.0%	7.5%

Post Retirement Benefits:

	Year Ended December 31,
	2006	2005	2004
Net Periodic Benefit Expense:
Service cost	$111	$98	$128
Interest cost on the projected benefit obligation	370	372	421
Amortization of prior service cost	17	17	18
Amortization of transition obligation	114	67	156
Net periodic benefit cost	$612	$554	$723

9.                 INCOME TAXES

Income tax expense (benefit) is allocated as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax expense	$20,064	$18,568	$24,513
Shareholders’ equity for the tax effects of stock-based compensation expense in excess of amounts recognized for financial reporting purposes, and for the tax effects of minimum pension liability and hedging activities	3,144	878	(4)
Total	$23,208	$19,446	$24,509

Income tax expense (benefit) attributable to income from continuing operations for 2006, 2005 and 2004 consisted of the following:

	December 31, 2006
	Current	Deferred	Total
U.S. Federal	$4,235	$(5,005)	$(770)
State and local	923	(97)	826
Foreign	17,898	2,110	20,008
	$23,056	$(2,992)	$20,064

	December 31, 2005
U.S. Federal	$6,217	$(5,299)	$918
State and local	647	(59)	588
Foreign	10,286	6,776	17,062
	$17,150	$1,418	$18,568

	December 31, 2004
U.S. Federal	$3,534	$2,627	$6,161
State and local	387	499	886
Foreign	18,646	(1,180)	17,466
	$22,567	$1,946	$24,513

Income tax expense (benefit) attributable to continuing operations differed from the amounts computed by applying the U.S. Federal statutory tax rates to pretax income for 2006, 2005 and 2004, as a result of the following:

	Year Ended December 31,
	2006	2005	2004
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
Taxes computed at U.S. statutory rate	$25,170	$22,964	$27,208
State income taxes, net of Federal benefit	537	379	576
Foreign tax rate differential	(2,596)	(6,235)	3,044
Export tax benefits	(1,042)	(1,250)	(1,160)
Net change in valuation allowance	(875)	931	(5,294)
Other, net	(1,130)	1,779	139
Actual income taxes	$20,064	$18,568	$24,513
Effective tax rate	27.9%	28.3%	31.5%

Earnings from continuing operations before income taxes and cumulative effect of an accounting change included foreign earnings of $70,867, $59,654 and $57,570, for 2006, 2005 and 2004, respectively.

MacDermid has not recognized a deferred tax liability for the undistributed earnings of foreign subsidiaries that arose in 2006 and prior years because the Company does not expect to repatriate those earnings in the foreseeable future. A deferred tax liability will be recognized when the Company expects to recover those earnings in a taxable transaction, such as the receipt of dividends or sale of the investment, net of foreign tax credits. A determination of the deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practical. The undistributed earnings of those subsidiaries were approximately $270,408 at December 31, 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Accounts receivable, primarily due to allowance for doubtful Accounts	$1,428	$1,783
Inventories	4,991	5,825
Accrued liabilities	5,157	3,538
Acquisition accrued liabilities	4,032	4,532
Employee benefits	19,662	18,919
Research and development tax credits	3,300	2,075
Foreign tax credits	11,139	8,079
Net operating losses	14,134	15,410
Impairment and asset write-downs	27,435	26,569
Alternative minimum tax credits	2,373	2,658
Other	9,221	—
Total gross assets	102,872	89,388
Valuation reserve	(12,156)	(12,883)
Total gross deferred tax assets	90,716	76,505
Deferred tax liabilities:
Plant and equipment, primarily due to depreciation	3,463	5,481
Goodwill, intangibles and other assets	21,672	19,396
Other	14,349	8,821
Total gross deferred tax liabilities	39,484	33,698
Net deferred tax asset	$51,232	$42,807

The net tax effects of temporary differences that give rise to significant portions of the net deferred tax asset and liabilities at December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005
Net current deferred tax asset	$19,574	$16,629
Net noncurrent deferred tax asset	43,282	37,667
	62,856	54,296
Net noncurrent deferred tax liability	11,624	11,489
Total net deferred tax asset	$51,232	$42,807

The valuation allowance for deferred tax assets was $12,156 and $12,883 at December 31, 2006 and 2005, respectively. The net change in the valuation allowance for 2006 includes a decrease of $875 related to foreign net operating losses and foreign tax credits which the Company feels are more likely than not to be realized. In assessing whether deferred tax assets will be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and expiration dates of certain deferred tax assets in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the benefits of those deductible differences will be realized, net of existing valuation allowances at December 31, 2006.

At December 31, 2006, MacDermid had federal, state and foreign net operating losses of approximately $804, $71,721 and $26,587, respectively, that were available for carry-forward. The majority of the state net operating losses expire during the years 2016 and 2025. The majority of the foreign net operating loss carry-forwards expire during the years 2009 through 2015.

The large difference between the federal net operating loss carry-forward and the total of the state net operating loss carry-forwards is due to the nature of how the Company files its tax returns for state purposes versus federal income tax purposes. The Company files a consolidated tax return for federal purposes. Any losses incurred by members of the consolidated group can be offset against income of other members. The consolidated group is generally profitable for federal income tax purposes, and therefore, significant tax losses have not been generated. Many states require separate returns to be filed for each member of the consolidated group with a taxable presence in a given state. Some of the federal consolidated group members generate losses on a stand-alone basis based on their particular businesses or functions. Additionally, some states which allow the filing of a consolidated return have variations in state laws regarding the inclusion of certain items of income.

The deferred tax asset associated with the state net operating loss carry-forwards is calculated using an average rate of 6.68%. This results in a deferred tax asset of $4,791. There is a valuation allowance provided for 100% of this deferred tax asset because it is more likely than not that they will not be utilized based on the Company’s domestic operations and structure.

The deferred tax asset associated with the foreign net operating loss carry-forwards and foreign tax credits is calculated using the statutory tax rates of the relevant foreign jurisdictions. This results in a deferred tax asset of $9,062 as of December 31, 2006. A valuation allowance of $3,488 has been provided against the deferred tax assets associated with certain foreign net operating loss carry-forwards because the recent results of the business units associated with the loss carry-forwards indicate that it is more likely than not that the benefits from the net operating loss carry-forwards and tax credits will not be realized.

The Company has been granted Tax Holidays as an incentive to attract foreign investment in Suzhou and Panyu, China. Generally a Tax Holiday is an agreement between the Company and a foreign government under which the Company received certain tax benefits in the country, such as an exemption from taxation on profits derived from manufacturing activities within the country. In Panyu the Company has been granted a Tax Holiday for an eight year period and for Suzhou the Tax Holiday is for a five year period. In China there has been discussion at the governmental level to discontinue the Tax Holidays but no definitive decision has been rendered yet. The aggregate effect on income tax expense in 2006 as a result of these agreements was a benefit of approximately $1,900.

In addition, the Company has approximately $11,139 of foreign tax credits, $3,300 of research and development tax credits and $2,373 of alternative minimum tax credits that are available for carryforward. These carry-forward periods range from five years to an unlimited period of time.

The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service (“IRS”) and other tax authorities. MacDermid periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The

Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate. The Company expects to record an adjustment to increase opening retained earnings of approximately $1,500. In 2007, the Company also expects to reclassify certain tax liability balances between current and non-current liabilities in accordance with FIN 48.

10.          DEBT AND CAPITAL LEASES

MacDermid’s debt and capital lease obligations as of December 31, 2006 and 2005 consisted of the following:

	As of December 31,
	2006	2005
Notes payable	$1,330	$498

Senior Subordinated Notes, 9 1/8%, unsecured, due 2011	$300,659	$300,516
Other	—	82
Capitalized lease obligations	192	677
Total long-term obligations, inclusive of current portion	300,851	301,275
Less current portion	(28)	(232)
Total long-term borrowings	$300,823	$301,043

Unamortized bond discount included in Senior subordinated notes	841	984
Total principal due on long-term borrowings	$301,692	$302,259

Minimum future principal payments on long-term debt and capital leases subsequent to December 31, 2006, are as follows:

	Capital leases	Long-term debt	Total
2007	$33	$—	$33
2008	26	—	26
2009	27	—	27
2010	29	—	29
2011	31	301,500	301,531
Thereafter	46	—	46
Total	$192	$301,500	$301,692

Notes payable

MacDermid’s notes payable balance as of December 31, 2006 and December 31, 2005, are made up of outstanding foreign borrowings under available lines of credit. The Company’s domestic borrowings provide for interest rates at or below the prime rate on the date of borrowing. There were no borrowings on MacDermid’s domestic lines of credit as of December 31, 2006. Foreign borrowings carry interest rates that vary with local currency exchange rate changes. MacDermid’s aggregate borrowing capacity under these lines of credit approximate $125,860 at December 31, 2006, and can be withdrawn at any time at the option of the banks. The weighted-average interest rates on short-term borrowings outstanding at the end of December 31, 2006 and 2005 were 5.1% and 2.8%, respectively.

Senior subordinated notes

On June 20, 2001, MacDermid issued 9 1/8% Senior Subordinated Notes (“Bond Offering”), due 2011, for the face amount of $301,500. Interest on the Senior Subordinated Notes is due semi-annually on January 15th and July 15th. The proceeds from the Bond Offering were used to pay down the term loans, revolving credit facilities and other previously existing debt facilities. During June 2001, the Company had an outstanding interest rate swap agreement that hedged one of MacDermid’s previously existing term loans. When this term loan was extinguished through the Bond Offering, the swap became an open position. The swap expired in December 2005. See Note 16, for further discussion regarding derivatives and other financial instruments.

Pursuant to the Senior Subordinated Notes agreement, the Company is subject to covenants requiring certain qualitative and quantitative thresholds, including a requirement to maintain a defined fixed charge ratio greater than or equal to 2.25 to 1.0. The incurrence of additional debt (excluding the Bond Offering) is also limited, as are certain defined restricted payments. The Company was in compliance with all of these covenants as of December 31, 2006 and 2005.

The Senior Subordinated Notes were fully, jointly and severally, irrevocably and unconditionally guaranteed by MacDermid’s domestic subsidiaries at the time of issuance. See Note 23 for further information regarding the guarantee.

Revolving credit facility

MacDermid has a $75,000 combined revolving credit facility that was established in March 2006 to replace a $50,000 long-term credit facility which expired in April 2006. This credit facility expires in March 2011. The Company can borrow foreign currencies and U. S. dollars against this facility.

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

•       A ratio of bank-defined total outstanding senior debt to earnings before tax, depreciation and amortization (“EBITDA”) to be less than 2.0 to 1.0.

The Company was in compliance with all of these covenants as of December 31, 2006. If these covenants are violated, and the Company is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. There has been no balance outstanding or activity on this committed revolving loan facility for any of the periods presented.

Other debt facilities

MacDermid carries various short-term debt facilities worldwide which are used to fund short-term cash needs when the need arises. No amounts were outstanding on any of these facilities as of December 31, 2006, or 2005. The Company also has various overdraft facilities available. The capacity under these overdraft facilities was $50,860 at December 31, 2006. Some of these overdraft lines carry variable interest rates. As of December 31, 2006, MacDermid’s overdraft lines bore interest rates ranging up to 6.75%.

11.          SEGMENT REPORTING

MacDermid operates on a worldwide basis, supplying proprietary chemicals for two distinct segments, Advanced Surface Finishing and Printing Solutions. These segments are managed separately as each segment has differences in technology and marketing strategies. Chemicals sold by the Advanced Surface Finishing segment are used for cleaning, activating, polishing, mechanical plating and galvanizing, electro-plating, phosphatising, stripping and coating, filtering, anti-tarnishing and rust inhibiting for metal and plastic surfaces associated with automotive and industrial applications. The Advanced Surface Finishing segment also sells chemicals for etching copper and imprinting electrical patterns for various electronics applications and lubricants and cleaning agents associated with offshore oil and gas operations. The June 2005 acquisition of Autotype (discussed in Note 19) augmented this segment by adding production of hard coated films for the membrane switch and touch screen markets. The products sold by the Printing Solutions segment include offset printing blankets and photo-polymer plates used in packaging and newspaper printing, offset printing applications and digital printers and related supplies. The June 2005 acquisition of Autotype added high quality stencil materials and digital pre-press products for screen printing. Net sales for all of MacDermid’s products fall into one of these two business segments.

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

MacDermid’s segment’s performance is evaluated based upon its operating profit. Transactions between segments are generally recorded at approximated arm’s length amounts.

The following table gives relevant information regarding each segment’s results of operations:

	2006	2005	2004
Net sales:
Advanced Surface Finishing
Total segment net sales	$491,075	$432,202	$395,062
Intersegment sales	(8,166)	(8,946)	(8,339)
Net external sales for the segment	$482,909	$423,256	$386,723

Printing Solutions	334,700	314,787	274,062
Consolidated net sales	$817,609	$738,043	$660,785

Depreciation and amortization:
Advanced Surface Finishing	$14,918	$11,863	$9,874
Printing Solutions	11,054	9,532	9,283
Consolidated depreciation and amortization	$25,972	$21,395	$19,157

Operating profit:
Advanced Surface Finishing	$71,968	$61,632	$62,728
Printing Solutions	25,719	32,101	42,682
Consolidated operating profit	$97,687	$93,733	$105,410

Capital expenditures:
Advanced Surface Finishing	$10,609	$9,971	$8,032
Printing Solutions	3,366	3,264	2,282
Corporate	915	824	2,133
Discontinued Operations	—	—	—
Consolidated capital expenditures	$14,890	$14,059	$12,447

Total assets by segment as of December 31, 2006 and 2005 were as follows:

	As of
	December 31, 2006	December 31, 2005
		(Restated)
Advanced Surface Finishing	$569,352	$515,593
Printing Solutions	353,007	333,194
Unallocated corporate assets	142,593	113,057
Intercompany eliminations	(140,271)	(141,917)
Consolidated assets	$924,681	$819,927

Sales and assets by geographic region were:

	United States	Other Americas	Europe	Asia Pacific	Consolidated
Year Ended December 31, 2006
Net sales	$290,203	$19,834	$297,266	$210,306	$817,609
Identifiable assets	$411,205	$8,749	$378,369	$126,358	$924,681
Year Ended December 31, 2005
Net sales	$275,518	$18,513	$258,248	$185,764	$738,043
Identifiable assets (Restated)	$389,615	$7,489	$307,267	$115,556	$819,927
Year Ended December 31, 2004
Net sales	$250,793	$18,986	$240,063	$150,943	$660,785
Identifiable assets (Restated)	$359,517	$8,744	$317,535	$107,631	$793,427

12.          COMMON AND TREASURY STOCK

Common shares are summarized in the following table:

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of year	47,131,950	46,838,700	46,813,138
Shares issued:
Options exercised	491,735	289,280	23,750
Stock awards	76,665	3,970	1,812
Differential between options exercised and shares repurchased as treasury	(13,589)	—	—
Balance—end of year	47,686,761	47,131,950	46,838,700

For further discussion regarding MacDermid’s stock compensation plans, refer to Note 7.

The Board of Directors has from time-to-time authorized the purchase of issued and outstanding shares of MacDermid’s common stock. On May 12, 2005, the Board of Directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s common stock, replacing all previous authorizations. Pursuant to this authorization, the Company purchased 299,367 shares of common stock at a total cost of $10,131 (an average price of $33.84 per share) during the year ended December 31, 2006. The Company accounted for these purchases under the treasury method. At December 31, 2006, authorization to purchase 4,700,633 common shares remained outstanding. Such a repurchase would cost approximately $160,292.

Any future authorized repurchases will depend on various factors, including the market price of MacDermid’s common stock, MacDermid’s business and financial position, borrowing covenants, as well as general economic and market conditions. Additional shares acquired pursuant to such authorizations will be held in the Company treasury and will be available for issuance without further shareholder action (except as required by applicable law or the rules of any securities exchange on which the shares are then listed). Such shares may be used for various corporate purposes, including contributions under existing or future employee benefit plans, the acquisition of other businesses and the distribution of stock dividends.

The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon, among other things, the Company’s financial condition, results of operations, capital requirements, alternative uses of capital and other factors. MacDermid’s revolving credit facility and bond facilities also have restricted payment covenants which could limit the amount of dividends payable.

Under the December 15, 2006 merger agreement between the Company and Daniel H. Leever, the Company’s Chairman and Chief Executive Officer, and investment funds managed by Court Square Capital Partners (“Court Square”), a related party, and Weston Presidio, the Company is prohibited from making any dividends subsequent to December 15, 2006, except for normal quarterly dividends from operations.

Treasury stock activity is summarized in the following table for the years ended December 31, as follows:

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of year	16,546,763	16,547,686	16,548,604
Shares acquired	299,367	—	—
Shares released	(932)	(923)	(918)
Balance—end of year	16,845,198	16,546,763	16,547,686

The Company purchased treasury stock during fiscal year 2006 through the non-cash exercise of stock options of $10,131, net of associated taxes of $3,379 related to the exercise of the stock options.

13.          OPERATING LEASE COMMITMENTS

MacDermid’s leases expire at various dates through 2047 for certain office and warehouse space, land, transportation, computer and other equipment. Contingent rentals are paid for warehouse space on the basis of the monthly quantities of materials stored and for transportation and other equipment on the basis of mileage or usage. Total rental expense for these leases amounted to $11,358, $10,604 and $9,323, for fiscal years 2006, 2005 and 2004, respectively, of which $997, $657 and $699, respectively, were contingent rentals.

Minimum operating lease commitments for the fiscal years subsequent to December 31, 2006, are as follows:

2007	8,637
2008	6,229
2009	5,127
2010	4,548
2011	3,841
Thereafter	30,450
Total	58,832

14.          OTHER INCOME (EXPENSE)

The major components of other income (expense) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
Miscellaneous income:
Interest rate swaps	$—	$537	$1,099
Non-operating provision adjustments	—	—	892
Joint ventures	22	392	810
Foreign exchange	109	—	—
Other	14	49	682
Total miscellaneous income	$145	$978	$3,483
Miscellaneous expense:
Foreign exchange	$—	$(711)	$(1,541)
Other	(457)	(307)	—
Total miscellaneous expense	$(457)	$(1,018)	$(1,541)

15.          CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS

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

Asset Retirement Obligations:

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, as interpreted by FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, the Company has recognized asset retirement obligations for properties where the Company can make a reasonable estimate of the future cost, including those obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In identifying asset retirement obligations, the Company considers identification of legally enforceable obligations, changes in existing laws, estimate of potential settlement dates and the calculation of an appropriate discount rate to be used in calculating the fair value of the obligations. At December 31, 2006 and 2005 the Company has accrued $1,285 and $1,404, respectively, for its asset retirement obligation for remediation activities at manufacturing and administrative sites in the United States, Europe and Australia. The asset retirement obligation balances are included in the other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2006 and 2005.

On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions. Changes in the estimates during the three years ended December 31, 2006 have not been significant.

Environmental Remediation:

As of December 31, 2006 and 2005, $6,434 and $4,119, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations, or third-party claims relating thereto, could result in significant additional costs. The environmental remediation liabilities are included in the other long-term liabilities in the Consolidated Balance Sheets at December 31, 2006 and 2005.

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

•       During the third quarter of 2006, MacDermid entered into an agreement with the city council of Birmingham, England whereby MacDermid agreed to the variation and revocation of the Hazardous Substance Consent (“HSC”) for the MacDermid Palmer Street facility that allowed MacDermid to store certain hazardous substances for the receipt of $5,617 (3,000 British Pounds) immediately and the receipt of an additional $1,873 (1,000 British Pounds) payable when MacDermid revokes its’ amended HSC for the Palmer Street site and ceases all storage activity at the Palmer Street site (an expected three year period). During the fourth quarter of 2006, the Company received a study from an independent third party environmental firm that estimated the cost to remediate the Palmer Street Site to a residential status of 1,560 British Pounds or $3,054.

The total amount of $3,054 is included in the other long-term liabilities in the Consolidated Balance Sheet.

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

16.          DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

In the normal course of business, MacDermid is exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. The Company has not historically actively hedged these risks using financial instruments. The Company does not enter into derivative instrument contracts for the purposes of speculation or trading. From time to time, when significant foreign currency exposure is identified in a MacDermid subsidiary, intercompany lending facilities may be utilized to reduce foreign currency exposure. The impact of these transactions has historically been, and is expected to continue to be, immaterial. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and subsequent revisions of and interpretations to SFAS 133, all derivative instruments are recorded as assets or liabilities on the balance sheet as fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate.

Prior to MacDermid’s bond issue in June 2001, the Company employed interest rate swap agreements to stabilize borrowing costs by reducing exposure to possible future changes in interest rates on term and revolving loans. In June 2001, 9 1/8% senior subordinated notes were issued, simultaneously extinguished the majority of outstanding debt, as discussed in Note 10. As a result, one interest rate swap, originally designated as a hedge against the old debt structure, became an open position. This swap, no longer designated as a hedge, exchanged a fixed interest rate of 5.595% with U.S. LIBOR and had a notional value of $25,000. The swap expired on December 31, 2005. Net receipts or payments on this swap were accrued and recognized as miscellaneous expense or income each period. During the years ended December 31, 2006, 2005 and 2004, the Company recognized income of $0, $537 and $1,099, respectively, in the consolidated statements of earnings.

MacDermid does not enter into derivative financial instruments for trading purposes; however, the Company has certain other supply agreements for raw material inventories and chooses not to enter into any price hedging with suppliers for commodities.

17.          IMPAIRMENT CHARGES

During 2006, the Company recorded impairment charges of $2,580 related to three business units. The Company recorded an impairment charge of $1,474 related to equipment that it no longer deemed to be useful in the MPS Americas business unit. The Company recorded an impairment charge of $816 related to a note receivable in the ASF Spain business unit related to an agreement to settle the note receivable. The Company also recorded an impairment charge of $290 in the ASF-United Kingdom business unit for equipment that was deemed no longer useful. The Company did not record any impairment charges in 2005 or 2004.

18.          MISCELLANEOUS GAINS/LOSSES ON ASSET SALES AND BUSINESS DISPOSITIONS

During 2006, MacDermid recorded a loss on disposal of $2,224 related to the disposal of two dormant business units. The first disposal related to MacDermid Equipment (“MEI”), a small equipment manufacturing unit that supported the Company’s electronics sales. In 2001, the Company wrote off all of the inventory on MEI’s balance sheet. Inventory was the only significant asset on MEI’s books, and the write off effectively impaired the Company’s investment in the subsidiary. In February 2006, the Company sold this subsidiary for one dollar and recorded a loss on disposal of assets of $1,664. The second disposal related to a dormant international business unit that was disposed of in 2006. A loss on disposal of assets of $560 was recorded in 2006.

In 2006, the Company sold an idle manufacturing plant located in Franklin Park, Illinois for $1,588 and recognized a gain related to this sale of $589 in the third quarter of 2006. Also in 2006, the Company sold its interest in a chemical distribution company in Hong Kong for 6,000 Hong Kong dollars, or $770. In connection with this sale the Company recognized a gain of $519 during the third quarter of 2006.

During the fourth quarter of 2006, the Company sold a property in Steinbach, France for 600 Euros, or $754. In connection with this sale the Company recognized a gain of $491. Also during the fourth quarter of 2006, the Company recognized a gain of $4,636 related to the Company’s ASF—United Kingdom business unit’s agreement with the city council of Birmingham, England whereby the Company agreed to the variation and revocation of the Hazardous Substance Consent (“HSC”) for our Palmer Street facility that allowed the Company to store certain hazardous substances for the receipt of $5,617 (3,000 British Pounds) immediately and the receipt of an additional $1,873 (1,000 British Pounds) payable when the Company revokes its amend HSC for the Palmer Street site and ceases all storage activity at the Palmer Street sit (an expected three year period).

19.          ACQUISITIONS

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

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of acquisition. Adjustments to the purchase price allocation during 2006 included primarily the working capital revisions and facility consolidation costs described in Note 6. Final allocation of the purchase price is as follows:

Current assets, net of cash acquired	$30,673
Fixed assets and other	22,405
Intangible assets	15,794
Acquired in-process research and development	386
Goodwill	42,229
Total assets acquired	111,487
Current liabilities	(12,641)
Long-term debt	(377)
Deferred tax liability	(6,037)
Total liabilities assumed	(19,055)
Net assets acquired	$92,432

The intangible assets acquired are expected to have useful lives of five to ten years. Amortization expense for the intangible assets acquired is expected to approximate $1,800 for each of the next five years.

The results of operations from the Autotype acquisition were included in the accompanying Consolidated Financial Statements since the acquisition date.

In June of 2005, MacDermid also acquired a marketing distribution channel for its North American printing blankets business for $995. Of this amount, $245 was accrued in related costs as of December 31, 2005.

20.          RESTRUCTURING ACTIVITIES

MacDermid continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs. During 2006 and 2005, MacDermid implemented certain consolidation actions. These actions are intended to better align the Company’s manufacturing capacity, eliminate excess capacity and lower the operating costs, and streamline the organizational structure for improved long-term profitability. The restructuring actions consist of facility consolidations and closures, and employee terminations. The Company expects to incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring charges against earnings totaled $2,322, $3,263 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. Restructuring costs are recognized in the consolidated financial statements in accordance with accounting principles generally accepted in the United States.

During the first quarter of 2006, the Company continued its efforts to maximize synergies related to the Autotype acquisition by announcing the relocation of the Autotype’s Kvistgaard, Denmark facility to an existing facility in Wantage, England. The closure of the Autotype Denmark facility impacted twenty one employees in manufacturing, administrative and managerial roles. Total severance benefits of $369 were charged to goodwill during the first quarter 2006 under Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). An additional $583 in costs related to the Autotype acquisition not qualifying for purchase accounting treatment was charged to the income statement during the first quarter of 2006. During the second quarter of 2006, the Company completed the relocation of Autotype’s Kvistgaard, Denmark facility. The plant in Kvistgaard, Denmark was closed and production was transferred to Autotype’s existing facility in Wantage, England. During the three months ended June 30, 2006, $890 was charged to goodwill, in accordance with EITF 95-3, in connection with the closure of Autotype’s Denmark facility, these costs included lease restoration costs, severance payments and asset write-offs. During the three months ended June 30, 2006 $401 charged to restructuring expense for stay bonus payments and moving costs for manufacturing equipment relocated to Autotype’s Wantage, England facility.

During 2006, the Company completed the relocation of Autotype’s Schaumburg, Illinois facility to the Company’s existing facility in Middletown, Delaware. In connection with this relocation $180 of lease restoration costs were charged to goodwill in 2006 in accordance with EITF 95-3. During 2006, the Company expensed $212 related to relocation costs in connection with moving the Autotype Schaumburg, Illinois facility to the Middletown, Delaware facility.

During 2006 the Company proceeded with plans to merge Autotype’s Singapore plant into an existing ASF facility in Singapore. The amalgamation of these facilities will not include employee severance, and as such most costs associated with the merger do not qualify as purchase accounting costs and were expensed. During 2006 a charge of $293 was recorded to the income statement related to equipment relocation related to this consolidation initiative.

During the first quarter 2006, MacDermid’s implemented restructuring plans related to the operations of the US MPS business unit. During 2006, MacDermid recorded restructuring charges of $601 against earnings which consists entirely of employee severance costs related to the reduction of thirteen management, sales and administrative position reductions in the US MPS business unit. Of the initial restructuring amount of $601, the Company paid $349, and reversed $252 of the initial $601 during 2006. No more payments are expected related to this initiative.

During the fourth quarter of 2006, the Company proceeded with plans to consolidate the MPS Europe facility in Evreux, France with operations in Cernay, France. As a result of this consolidation, $205 was charged to restructuring expense for severance costs related to the reduction of four chemical blending positions.

In the fourth quarter of 2005, MacDermid’s management approved plans to further the reorganization of its operations in Europe (see discussion below regarding initial MPS Europe restructuring actions implemented in the third quarter of 2005). In connection with approximately seventeen administration and production related positions that will be terminated, MacDermid recorded $1,770 in severance and other benefits. The charges incurred as of December 31, 2005 were paid out by the first quarter of 2006. The fourth quarter 2005 reorganization plan also included the consolidation of the Kvistgaard, Denmark facility with the facility in Wiggan, United Kingdom. The Company’s decision to consolidate the Denmark facility was finalized late in December 2005; however, detailed plans with respect to this consolidation , including planned employee terminations and any cost estimates had not been determined and no charges were incurred until 2006.

In the third quarter of 2005, MacDermids’ management approved plans to consolidate the Company’s recently acquired Autotype facility in Schaumburg, Illinois with an existing facility in Middletown, Delaware and consolidate operations of MacDermid’s MPS Europe facility in Evreux, France with operations in Cernay, France. In the third quarter of 2005, MacDermid recorded restructuring charges of $1,077, which included $664 in employee severance and other benefits, and $389 in equipment relocation costs. Of the initial restructuring amount, the Company paid $367 as of December 31, 2005 and paid the remainder during 2006. Pursuant to the plan, approximately 43 administration and production-related positions will be terminated.

The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2006 and 2005, by segment:

						As of December 31, 2006
	Balance, December 31, 2005	Fiscal year 2006 charges	Goodwill adjustments	Cash payments	Non-cash adjustments	Total costs and adjustments to date	Total expected costs and adjustments
Printing Solutions:
Equipment relocation	$134	$117	$—	$(140)	$1	$(22)	$112
Asset disposals	18	—	723	—	—	723	741
Site clean-up costs	45	—	164	—	—	164	209
Severance and other benefits	1,739	1,465	426	(2,076)	(164)	(349)	1,390
Legal and other	5	69	18	(36)	—	51	56
Total Printing Solutions	$1,941	$1,651	$1,331	$(2,252)	$(163)	$567	$2,508
Advanced Surface Finishing:
Equipment relocation	$36	$175	$—	(175)	(74)	(74)	(38)
Asset disposals	12	—	—	—	—	—	12
Site clean-up costs	30	—	108	—	—	108	138
Severance and other benefits	791	496	(135)	(863)	(274)	(776)	15
Total Advanced Surface Finishing	869	671	(27)	(1,038)	(348)	(742)	127
Total restructuring charges	$2,810	$2,322	$1,304	$(3,290)	(511)	(175)	2,635
Other acquisition charges	$385	$—	$—	$—	$—	$—	$385
Total	$3,195	$2,322	$1,304	$(3,290)	$(511)	$(175)	$3,020

						As of December 31, 2005
	Balance, December 31, 2004	Fiscal year 2005 charges	Goodwill adjustments	Cash payments	Non-cash adjustments	Total costs and adjustments to date	Total expected costs and adjustments
Printing Solutions:
Equipment relocation	$—	$265	$—	$(125)	$(6)	$134	$134
Asset disposals	—	—	18	—	—	18	18
Site clean-up costs	—	—	45	—	—	45	45
Severance and other benefits	—	1,846	130	(221)	(16)	1,739	1,739
Legal and other	—	6	—	—	(1)	5	5
Total Printing Solutions	$—	$2,117	$193	$(346)	$(23)	$1,941	$1,941
Advanced Surface Finishing:
Equipment relocation	$—	$57	$—	$(21)	$—	$36	$36
Asset disposals	—	—	12	—	—	12	12
Site clean-up costs	—	—	30	—	—	30	30
Severance and other benefits	—	704	87	—	—	791	791
Total Advanced Surface Finishing	—	761	129	(21)	—	869	869
Total restructuring charges	$—	$2,878	$322	$(367)	$(23)	$2,810	$2,810
Other acquisition charges	$—	$385	$—	$—	$—	$385	$385
Total	$—	$3,263	$322	$(367)	$(23)	$3,195	$3,195

21.          DEFINITIVE MERGER AGREEMENT

On December 15, 2006, the Company signed a definitive merger agreement under which Daniel H. Leever, Chairman and Chief Executive Officer, and investment funds managed by Court Square, a related party, and Weston Presidio will acquire MacDermid in a transaction valued at over $1.3 billion, including the assumption or repayment of approximately $301 million of debt. Joseph Silvestri, managing partner of Court Square, is a director of MacDermid and is involved in the merger. Under terms of the merger agreement MacDermid stockholders will receive $35.00 in cash for each share of MacDermid common stock they hold. The transaction is expected to be completed in the first half of 2007, subject to receipt of MacDermid stockholder approval and regulatory approvals. The transaction will be financed through a combination of equity contributed by Mr. Leever and investment funds managed by Court Square and Weston Presidio, and debt financing provided by Credit Suisse Securities (USA) LLC. There is no financing condition to the obligations of the group of investors led by Mr. Leever to consummate the transaction.

If the Company terminates the merger agreement, subject to certain circumstances, the Company will have to pay a termination fee of $33,000 to Court Square. If Court Square terminates the merger agreement, subject to certain circumstances, Court Square will have to pay the Company a termination fee of $33,000.

22.          SUBSEQUENT EVENT

In January 2007, the Company acquired Anion Quinica Industrial Ltda. (“Anion”), a Brazilian company for $1. In connection with this acquisition the Company expects to record negative goodwill because the net book value of the assets acquired exceeded the purchase price and will be accounted for in the first quarter of 2007 in accordance with the provisions of SFAS No. 141, Business Combinations.

23.          GUARANTOR FINANCIAL INFORMATION

MacDermid, Inc. (“Issuer”) issued 9 1/8% Senior Subordinated Notes (“Bond Offering”) effective June 20, 2001, for the face amount of $301,500, which pay interest semiannually on January 15th and July 15th and mature in 2011. The proceeds were used to pay down existing long-term debt. This Bond Offering is guaranteed by substantially all existing and future directly or indirectly 100% owned domestic restricted subsidiaries of MacDermid, Inc. (“Guarantors”). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. The foreign subsidiaries (“Nonguarantors”) are not guarantors of the indebtedness under the Bond Offering.

Under MacDermid’s Bond Offering, the Company has several covenants that relate to the Company’s fixed charge ratio (as defined in the Bond Offering agreement), asset sales, incurrence of additional indebtedness, and restricted payments. The restricted payment covenant is used to measure the amount of dividends, share repurchases, and extraordinary repayments of debt that MacDermid may undertake. The covenant provides for a basket, with respect to, the above mentioned items. The basket is created by taking the aggregate of 50% of net income (or 100% of any net loss, adjusted for non-cash charges) since June 2001 to present. When dividend payments are made, they are charged against the basket. As of December 31, 2006 and December 31, 2005, MacDermid had $92,216 and $83,819, respectively, available for future restricted payments. The net assets of the Guarantors are restricted and may not be transferred to anyone other than the Issuer or another Guarantor without the consent of the Trustee of the Bond Offering, subject to specified baskets. Thus the net assets of the Guarantors can be transferred to the Issuer or other Guarantors within the group freely, but cannot be transferred outside the group of Guarantors and the Issuer without the consent of the Trustee of the Bond Offering, subject to certain baskets.

In connection with the restatement adjustments made to goodwill, intangibles and accumulated other comprehensive (loss) income as described in Notes 1, 2 and 6 above, the Company recalculated certain ratios whose components changed as a result of these restatement adjustments. The Company restated its goodwill balances and re-performed the net worth, restricted payment, and indebtedness covenant tests as of December 31, 2005, as calculated in accordance with Bond Offering agreement. The restatement adjustments noted above did not trigger a default, and as such, the Company concluded that the above restatement adjustments had no impact on its Bond Offering covenant tests as of December 31, 2005.

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

The following financial information sets forth the Condensed Consolidating Balance Sheets as of December 31, 2006 and December 31, 2005; and the Condensed Consolidating Statements of Earnings for the years ending December 31, 2006, 2005 and 2004 and the Condensed Consolidating Statements of Cash Flows for the years ending December 31, 2006, 2005 and 2004.

CONSOLIDATING STATEMENTS OF EARNINGS

YEAR ENDED DECEMBER 31, 2006

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$90,889	$232,382	$555,817	$(61,479)	$817,609
Cost of sales	59,208	138,852	333,752	(61,479)	470,333
Gross profit	31,681	93,530	222,065	—	347,276
Operating expenses:
Selling, technical and administrative	43,618	46,070	128,230	—	217,918
Research and development	6,640	10,099	14,041	—	30,780
Impairment Charges	1,474	—	1,106	—	2,580
(Gain)/loss on asset sales and business dispositions	(589)	—	(3,422)	—	(4,011)
Restructuring and acquisition	233	560	1,529	—	2,322
	51,376	56,729	141,484	—	249,589
Operating (loss) profit	(19,695)	36,801	80,581	—	97,687
Equity in earnings of subsidiaries	80,096	56,117	—	(136,213)	—
Interest income	2,263	237	815	—	3,315
Interest expense	(28,397)	(116)	(263)	—	(28,776)
Miscellaneous income (expense), net	478	447	(1,237)	—	(312)
	54,440	56,685	(685)	(136,213)	(25,773)
Earnings before taxes	34,745	93,486	79,896	(136,213)	71,914
Income tax benefit (expense)	17,105	(13,390)	(23,779)	—	(20,064)
Net earnings	$51,850	$80,096	$56,117	$(136,213)	$51,850

CONSOLIDATING STATEMENTS OF EARNINGS

YEAR ENDED DECEMBER 31, 2005

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$90,209	$201,249	$480,443	$(33,858)	$738,043
Cost of sales	62,888	102,733	281,548	(33,858)	413,311
Gross profit	27,321	98,516	198,895	—	324,732
Operating expenses:
Selling, technical and administrative	40,004	42,476	118,056	—	200,536
Research and development	6,346	9,779	11,075	—	27,200
Restructuring and acquisition	—	379	2,884	—	3,263
	46,350	52,634	132,015	—	230,999
Operating (loss) profit	(19,029)	45,882	66,880	—	93,733
Equity in earnings of subsidiaries	75,818	46,571	—	(122,389)	—
Interest income	1,029	32	1,254	—	2,315
Interest expense	(29,980)	(3)	(414)	—	(30,397)
Miscellaneous income (expense), net	1,075	742	(1,857)	—	(40)
	47,942	47,342	(1,017)	(122,389)	(28,122)
Earnings before taxes	28,913	93,224	65,863	(122,389)	65,611
Income tax benefit (expense)	18,130	(17,406)	(19,292)	—	(18,568)
Net earnings	$47,043	$75,818	$46,571	$(122,389)	$47,043

CONSOLIDATING STATEMENTS OF EARNINGS

YEAR ENDED DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Net sales	$91,275	$163,300	$423,048	$(16,838)	$660,785
Cost of sales	58,852	70,301	235,229	(16,838)	347,544
Gross profit	32,423	92,999	187,819	—	313,241
Operating expenses:
Selling, technical and administrative	44,400	29,428	112,087	—	185,915
Research and development	6,647	7,497	7,772	—	21,916
	51,047	36,925	119,859	—	207,831
Operating (loss) profit	(18,624)	56,074	67,960	—	105,410
Equity in earnings of subsidiaries	83,761	49,966	—	(133,727)	—
Interest income	590	41	768	—	1,399
Interest expense	(30,606)	(25)	(383)	—	(31,014)
Miscellaneous income, net	1,288	260	394	—	1,942
	55,033	50,242	779	(133,727)	(27,673)
Earnings before taxes	36,409	106,316	68,739	(133,727)	77,737
Income tax benefit (expense)	16,815	(22,555)	(18,773)	—	(24,513)
Net earnings	$53,224	$83,761	$49,966	$(133,727)	$53,224

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2006

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$69,010	$3,020	$53,431	$—	$125,461
Accounts receivables, net	10,661	20,336	139,810	—	170,807
Due (to) from affiliates	20,784	106,353	(127,137)	—	—
Inventories, net	6,899	37,887	73,284	—	118,070
Prepaid expenses	1,656	3,661	6,960	—	12,277
Deferred income taxes	11,657	1,867	6,050	—	19,574
Total current assets	120,667	173,124	152,398	—	446,189

Property, plant and equipment, net	12,720	28,298	79,784	—	120,802
Goodwill	51,524	79,112	125,426	—	256,062
Intangibles, net	—	4,402	37,580	—	41,982
Investments in subsidiaries	560,504	295,668	—	(856,172)	—
Deferred income taxes	25,424	8,554	9,304	—	43,282
Other assets, net	4,782	3,326	8,256	—	16,364
	775,621	592,484	412,748	$(856,172)	$924,681

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts and dividends payable	5,975	11,810	48,260	—	66,045
Accrued compensation	4,198	3,763	11,723	—	19,684
Accrued interest	12,695	—	136	—	12,831
Accrued income taxes payable	1,558	3,215	4,744	—	9,517
Other current liabilities	4,122	12,618	17,655	—	34,395
Total current liabilities	28,548	31,406	82,518	—	142,472

Long-term obligations	300,659	—	164	—	300,823
Retirement benefits, less current portion	26,879	—	18,821	—	45,700
Deferred income taxes	—	—	11,624	—	11,624
Other long-term liabilities	4,864	574	3,953	—	9,391
Total liabilities	360,950	31,980	117,080	—	510,010

Total shareholders’ equity	414,671	560,504	295,668	(856,172)	414,671
Total Liabilities and Shareholders’ Equity	$775,621	$592,484	$412,748	$(856,172)	$924,681

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
(Restated)

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	MacDermid Incorporated and Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$46,925	$3,131	$30,876	$—	$80,932
Accounts receivables, net	10,811	22,799	122,108	—	155,718
Due (to) from affiliates	23,496	94,217	(117,713)	—	—
Inventories, net	5,994	27,606	59,373	—	92,973
Prepaid expenses	3,122	1,749	9,237	—	14,108
Deferred income taxes	11,372	—	5,257	—	16,629
Total current assets	101,720	149,502	109,138	—	360,360
Property, plant and equipment, net	16,362	28,924	77,943	—	123,229
Goodwill	51,760	79,112	112,063	—	242,935
Intangibles, net	—	4,880	36,036	—	40,916
Investments in subsidiaries	484,326	245,050	—	(729,376)	—
Deferred income taxes	25,550	—	12,117	—	37,667
Other assets, net	6,222	3,866	4,732	—	14,820
	$685,940	$511,334	$352,029	$(729,376)	$819,927
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts and dividends payable	$9,122	$9,950	$42,966	$—	$62,038
Accrued compensation	2,118	3,248	10,895	—	16,261
Accrued interest	12,654	24	106	—	12,784
Accrued income taxes payable	(2,350)	7,622	6,189	—	11,461
Other current liabilities	16,465	5,643	17,187	—	39,295
Total current liabilities	38,009	26,487	77,343	—	141,839
Long-term obligations	300,516	271	256	—	301,043
Retirement benefits, less current portion	5,066	—	17,277	—	22,343
Deferred income taxes	—	—	11,489	—	11,489
Other long-term liabilities	3,271	250	615	—	4,136
Total liabilities	346,862	27,008	106,980	—	480,850
Total shareholders’ equity	339,078	484,326	245,049	(729,376)	339,077
Total Liabilities and Shareholders’ Equity	$685,940	$511,334	$352,029	$(729,376)	$819,927

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows provided by operating activities	$25,856	$1,393	$25,067	$52,316
Investing activities:
Capital expenditures	(2,895)	(2,991)	(9,004)	(14,890)
Proceeds from disposition of assets	—	1,589	2,055	3,644
Disposition of business	—	—	770	770
Other	234	315	(549)	—
Net cash flows provided by (used in) investing activities	(2,661)	(1,087)	(6,728)	(10,476)
Financing activities:
Net short-term borrowings (repayments)	—	(146)	695	549
Repayments of long-term borrowings	—	(271)	(112)	(383)
Purchase treasury shares	26	—	—	26
Proceeds from stock option exercises	3,858	—	—	3,858
Tax benefit from stock option exercises	2,389	—	—	2,389
Dividends paid	(7,383)	—	—	(7,383)
Net cash flows (used in) provided by financing activities	(1,110)	(417)	583	(944)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,633	3,633
Net increase (decrease) in cash and cash equivalents	22,085	(111)	22,555	44,529
Cash and cash equivalents at beginning of year	46,925	3,131	30,876	80,932
Cash and cash equivalents at end of year	$69,010	$3,020	$53,431	$125,461

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows provided by (used in) operating activities	$(17,143)	$32,747	$43,564	$59,168
Investing activities:
Capital expenditures	(2,773)	(1,054)	(10,232)	(14,059)
Proceeds from disposition of assets	895	—	525	1,420
Acquisition of business	(237)	(29,247)	(63,698)	(93,182)
Disposition of business	—	—	262	262
Net cash flows used in investing activities	(2,115)	(30,301)	(73,143)	(105,559)
Financing activities:
Net proceeds from short-term borrowings	—	—	198	198
Repayments of long-term borrowings	—	(3)	(491)	(494)
Acquisition of treasury shares	33	—	—	33
Proceeds from exercise of stock options	3,331	—	—	3,331
Dividends paid	(6,693)	—	—	(6,693)
Net cash flows (used in) financing activities	(3,329)	(3)	(293)	(3,625)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,881)	(6,881)
Net (decrease) increase in cash and cash equivalents	(22,587)	2,443	(36,753)	(56,897)
Cash and cash equivalents at beginning of year	69,512	688	67,629	137,829
Cash and cash equivalents at end of year	$46,925	$3,131	$30,876	$80,932

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	MacDermid Incorporated and Subsidiaries
Net cash flows (used in) provided by operating activities	$(31,175)	$81,857	$34,595	$85,277
Investing activities:
Capital expenditures	(5,184)	(1,676)	(5,587)	(12,447)
Proceeds from disposition of assets	26	2,212	1,675	3,913
Net cash flows (used in) provided by investing activities	(5,158)	536	(3,912)	(8,534)
Financing activities:
Net proceeds from (repayments of) short-term borrowings	49,882	(70,688)	20,286	(520)
Proceeds from long-term borrowings	—	—	24	24
Repayments of long-term borrowings	—	(251)	(286)	(537)
Issuance of treasury shares	32	—	—	32
Proceeds from exercise of stock options	619	—	—	619
Dividends paid	37,017	(12,052)	(28,600)	(3,635)
Net cash flows provided by (used in) financing activities	87,550	(82,991)	(8,576)	(4,017)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,809	3,809
Net increase (decrease) in cash and cash equivalents	51,217	(598)	25,916	76,535
Cash and cash equivalents at beginning of year	18,295	1,286	41,713	61,294
Cash and cash equivalents at end of year	$69,512	$688	$67,629	$137,829

24.          SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables present certain quarterly financial data for the years ended December 31, 2006 and 2005:

	2006 by Quarters
	March	June	September	December	TOTAL
Net sales	$200,358	$207,257	$200,295	$209,699	$817,609
Gross profit	$88,471	$91,375	$84,053	$83,377	$347,276
Net earnings	$13,278	$15,535	$13,090	$9,947	$51,850
Basic net earnings per common share	$0.43	$0.50	$0.42	$0.33	$1.68
Diluted net earnings per common share	$0.43	$0.49	$0.42	$0.32	$1.66

	2005 by Quarters
	March	June	September	December	TOTAL
Net sales	$170,247	$178,281	$193,260	$196,255	$738,043
Gross profit	$77,653	$80,026	$83,282	$83,771	$324,732
Net earnings	$11,785	$11,928	$12,917	$10,413	$47,043
Basic net earnings per common share	$0.39	$0.39	$0.42	$0.35	$1.55
Diluted net earnings per common share	$0.38	$0.39	$0.42	$0.33	$1.52

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ GREGORY M. BOLINGBROKE	/s/ DANIEL H. LEEVER
Gregory M. Bolingbroke,	Daniel H. Leever,
Senior Vice President, Finance	Chairman of the Board and
February 20, 2007	Chief Executive Officer
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of MacDermid, Incorporated

We have audited the accompanying consolidated balance sheet of MacDermid, Incorporated (a Connecticut Corporation) and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of earnings and other comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MacDermid, Incorporated and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements during the year ended December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132R and also the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the use of the fair value method of accounting for all stock-based compensation, including stock options.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material aspects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MacDermid, Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2007 expressed an unqualified opinion on both management’s assessment of MacDermid, Incorporated and subsidiaries’ internal control over financial reporting and on the effectiveness of MacDermid, Incorporated and subsidiaries’ internal control over financial reporting.

/s/ GRANT THORNTON, LLP
Denver, Colorado
February 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of MacDermid, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting referenced under Item 9A, that MacDermid, Incorporated (a Connecticut Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). MacDermid, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s  internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MacDermid, Incorporated and subsidiaries, maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, MacDermid, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MacDermid, Incorporated (a Connecticut corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of earning and other comprehensive income, changes in shareholders’ equity and cash flows for the year ended

December 31, 2006 and our report dated February 12, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON, LLP
Denver, Colorado
February 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MacDermid, Incorporated:

We have audited the accompanying consolidated balance sheet of MacDermid, Incorporated and subsidiaries as of December 31, 2005 and the related consolidated statements of earnings and other comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MacDermid, Incorporated and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Denver, Colorado
March 10, 2006

ITEM 9:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A:       CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on an evaluation under the supervision and with the participation of our Management, the Chief Executive Officer (“CEO”) and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2006 to ensure that information required to be disclosed by the us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our Management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Internal Controls

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our independent registered public accounting firm also audited and reported on management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Controls

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

A material weakness is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During preparation of our March 31, 2006 Form 10-Q management and our new independent auditor reviewed our historical goodwill and intangible balances. Upon further review it was determined that our historical foreign goodwill and intangibles balances were not correctly translated into United States Dollars after we had adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combination (“SFAS 141”) on April 1, 2001. SFAS 141 required us to allocate goodwill and intangibles to our business units that benefited the most from assets acquired in a business combination. Beginning in 2002, we held all goodwill and certain intangible assets related to the acquisition of Canning Ltd. (“Canning intangibles”) constant at historic currency conversion rates, effectively holding the value of goodwill and Canning intangibles constant at 2002 currency conversion rates. This resulted in an understatement of goodwill and Canning intangibles as of December 31, 2005 and an understatement in Other Comprehensive Income for the year ended December 31, 2005.

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

In light of the error described above, as of the date of the filing of this Annual Report on Form 10-K, we have adopted remedial measures to address the deficiency in our internal control that gave rise to the understatement of goodwill and intangibles balances as of December 31, 2005 and the understatement of Other Comprehensive Income for the year ended December 31, 2005. In addition, we have applied compensating procedures and processes as necessary to ensure the accuracy of our financial reporting. Such additional procedures included a comprehensive review of our foreign goodwill and intangible balances and Other Comprehensive Income, a risk assessment of our critical accounting policies and procedures and a review of our critical accounting policies and procedures which was performed by an outside professional services firm. Accordingly, management believes that the remedial measures implemented to correct the material weakness in our internal control over accounting for foreign currency translation in our consolidation reporting process and the preparation of the Statement of Comprehensive Income have been effective to correct the material weakness and that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ending December 31, 2006. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, we did not identify any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of (a) key internal control policies and procedures; and (b) management’s assessment of the key control design and operating effectiveness. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B:      OTHER INFORMATION

None.

PART III

ITEM 10:        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Listed below are our six directors who shall serve until the next annual meeting or until his successor has been elected and qualified.

Daniel H. Leever (Age 58):   Mr. Leever joined MacDermid in 1982. In 1989, he was appointed Senior Vice President and Chief Operating Officer. The following year, he was appointed President and Chief Executive Officer. In 1998, Mr. Leever was appointed Chairman of the Board. Mr. Leever attended undergraduate school at Kansas State University and the graduate school at the University of New Haven School of Business. Mr. Leever is currently the Chief Executive Officer and Chairman of the Board of MacDermid, Incorporated.

Robert L. Ecklin (Age 68):   In 2005, Mr. Ecklin retired from the positions he held at Corning, Incorporated. Mr. Ecklin was previously Executive Vice President Environmental Technologies and Strategic Growth for Corning Incorporated. He had held this position since January 2001 and had been Executive Vice President for Corning since January, 1999. He joined Corning in 1961 in the Engineering Division and had held a number of manufacturing and operations positions at Corning. He was formerly plant manager of two Corning facilities and was named Vice President in 1982. In 1990, Mr. Ecklin was appointed Senior Vice President and General Manager, Industrial Products. Mr. Ecklin serves on several boards including Pittsburgh Corning, Inc., and Pittsburgh Corning Europe, Inc., as well as several service organizations, including the State University of New York, Research Board. Mr. Ecklin holds a bachelor’s degree in architectural engineering and has completed the Executive Management Program at Dartmouth University. Mr. Ecklin is currently a Director of MacDermid, Incorporated, and a member of the Audit, Compensation and Corporate Governance Committees.

Donald G. Ogilvie (Age 63):   Mr. Ogilvie is currently an Executive in residence and a lecturer at Yale University. In 2005, Mr. Ogilvie retired from the positions he held at the American Bankers Association (“ABA”). Mr. Ogilvie had previously been President and Chief Executive Officer of the American Bankers Association since 2002, and prior to that he served as Executive Vice President since 1985. From 1980 to 1985 he was a Vice President of Celanese Corporation and from 1977 to 1980 Associate Dean of Yale

University’s School of Organization and Management. Earlier, he held posts in the U.S. Department of Defense and in the Executive Office of the President as Associate Director of National Security and International Affairs in the Office of Management and Budget. Mr. Ogilvie has a B.A. degree from Yale University and an M.B.A. from Stanford University’s School of Business. Mr. Ogilvie is a director of TransUnion Corporation. Mr. Ogilvie is currently a Director of MacDermid, Incorporated and Chairman of the Audit Committee and member of the Compensation and Corporate Governance Committees.

James C. Smith (Age 58):   Mr. Smith is Chairman of the Board (since 1995) and Chief Executive Officer (since 1987) of Webster Financial Corporation and its subsidiary, Webster Bank of Connecticut. From 1987 until April 2000, Mr. Smith also served as President of Webster Financial Corporation and Webster Bank. Mr. Smith is active in a number of organizations dedicated to enhancing the quality of life in the communities served by Webster. Mr. Smith has an A.B. degree from Dartmouth College. Mr. Smith is currently a Director of MacDermid, Incorporated and a member of the Audit, Compensation and Corporate Governance Committees.

Joseph M. Silvestri (Age 45):   Mr. Silvestri is a managing partner of Court Square Capital Partners II, L.P. He has been employed by Court Square Capital Partners and its predecessor Citigroup Venture Capital, Ltd. since 1990. He is a member of the boards of directors and compensation committees of Southern Graphic Systems, a provider of graphic arts products and services, Worldspan, a global distribution system for the travel industry and Auto Europe Group, a provider of worldwide car rental and travel services. Mr. Silvestri has a B.S. degree from Pennsylvania State University and an M.B.A. degree from Columbia Business School. Mr. Silvestri is currently a Director of MacDermid, Incorporated.

T. Quinn Spitzer, Jr. (Age 57):   Mr. Spitzer is a partner in McHugh Consulting, a management consulting firm specializing in business strategy and complexity management. Mr. Spitzer has been an independent consultant since 1973. In 1978 he joined the consulting firm of Kepner-Tregoe, Inc. of Princeton, N.J. In 1990, he was appointed President and Chief Executive Officer of Kepner-Tregoe, and in 1996 he also became Chairman of the Board of Kepner-Tregoe. In 1999 he established McHugh Consulting. Mr. Spitzer received his undergraduate education from the University of Virginia and his graduate education from the University of Georgia. Mr. Spitzer is currently a Director of MacDermid, Incorporated, Chairman of the Compensation and Corporate Governance Committees, Lead Non-Management Director and a member of the Audit Committee.

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors held five regular meetings during this fiscal year. Each of the current members of the Board of Directors attended at least 80% of the meetings of the Board and the committees of which they were members. The Board has Audit, Compensation and Corporate Governance Committees. The non-management Directors schedule regular executive sessions in which they meet without management participation. T. Quinn Spitzer is the lead non-management director. The Board of Directors has determined that it is composed of a majority of independent directors as independence is defined for board members in the New York Stock Exchange listing standards. The following directors meet the independence standards set by the Board: Donald G. Ogilvie, James C. Smith, T. Quinn Spitzer, Jr .and Robert Ecklin.

Mr. Silvestri is no longer considered an independent director, as defined by applicable rules of the New York Stock Exchange as a result of the proposed merger, which was reflected in the merger agreement between us and Daniel H. Leever, our Chairman and Chief Executive Officer, and investment funds managed by Court Square Capital Partners, a related party and Weston Presidio dated December 15, 2006.

Audit Committee

The Audit Committee appoints independent auditors, determines the scope of the audit examination and the independence of the auditors, reviews and approves non-audit services provided by the auditors, reviews findings and recommendations of the auditors and management’s response thereto and reviews MacDermid’s internal audit function. The Committee had four meetings during the last fiscal year. Members of the Committee are Donald G. Ogilvie (Chairman), Robert L. Ecklin, James C. Smith and T. Quinn Spitzer. The Audit Committee Charter is available on the Company’s website at www.macdermid.com. The members of the Audit Committee are independent as that term is used in applicable rules of the Securities and Exchange Commission and also meet the New York Stock Exchange independence requirements for Audit Committee members.

Compensation Committee

The Compensation Committee reviews and determines officer compensation. It administers the Special Stock Purchase Plan, the Stock Option Plan, the Equity Incentive Plan and the Performance Equity Plan, determining the persons to whom stock options and restricted shares are to be granted, the number of options or restricted shares to be granted, the conditions of the grant, and the manner in which the exercise price shall be payable. The Committee, which met three times during the last fiscal year, included T. Quinn Spitzer (Chairman), Donald G. Ogilvie, James C. Smith, Joseph Silvestri and Robert L. Ecklin. Mr. Silvestri has resigned from the Compensation Committee solely as a result of the determination of the Board of Directors fact that he no longer meets the applicable independence standard as describe below.of Mr. Silvestri. The Compensation Committee Charter is available on the Company’s website at www.macdermid.com. The members of the Compensation Committee are independent as independence for Board members is defined in the New York Stock Exchange listing standards.

Mr. Silvestri resigned from the Compensation Committee following the Board’s determination that he is no longer independent, as defined by applicable rules of the New York Stock Exchange as a result of the proposed merger between us and Daniel H. Leever, our Chairman and Chief Executive Officer, and investment funds managed by Court Square Capital Partners, a related party and Weston Presidio under terms of the Merger Agreement dated December 15, 2006.

Corporate Governance Committee

The Corporate Governance Committee reviews and makes recommendations to the Board with regard to director nominees. Any shareholder wishing to recommend a nominee to the Board should do so in writing addressed to John L. Cordani, Secretary, MacDermid, Incorporated, 245 Freight Street, Waterbury, Connecticut 06702-0671. The Corporate Governance Committee also reviews corporate governance in view of the principles and policies set by the Committee. The Committee which met two times during the last fiscal year is comprised of T. Quinn Spitzer (Chairman), Robert L. Ecklin, Donald G. Ogilvie and James C. Smith. The Committee regularly meets outside of the presence of management. The Corporate Governance Committee Charter and MacDermid’s Corporate Governance and Ethics Policies are available on the Company’s website at www.macdermid.com and are available in print to any shareholder who requests them. The members of the Corporate Governance Committee are independent as independence for nominating Committee members is defined in the New York Stock Exchange listing standards.

MacDermid has adopted a formal Corporate Compliance and Ethics Policy which is applicable to all employees, officers and directors of the Company. The terms of the Corporate Compliance and Ethics Policy are available on MacDermid’s web site at www.macdermid.com.

Any suspected compliance or ethical breaches can be reported as provided for in MacDermid’s Compliance and Ethics Policy.

Shareholder Communication Policy

The Corporate Governance Committee of the Company has adopted a Shareholder Communication Policy that provides procedures enabling shareholders to communicate with Directors. A copy of the policy is posted on the Company’s website at www.macdermid.com and is attached hereto as Exhibit D. Shareholders are encouraged to communicate with Directors by following the procedures provided in the policy.

Shareholder Nomination Policy

The Corporate Governance Committee of the Company has adopted a Shareholder Nomination Policy that provides procedures enabling shareholders to suggest individuals to the Corporate Governance Committee for consideration as Director nominees. A copy of the policy is posted on the Company’s website at www.macdermid.com. Shareholders are encouraged to provide such suggestions by following the procedures provided in the policy. For any shareholder recommendation to be considered by the Committee for the 2008 annual shareholder meeting, we must receive it and the additional information describe below no later than November 30, 2007.

The shareholder should send the suggestion for Director nomination in writing to the attention of the Corporate Secretary at MacDermid, Incorporated, 245 Freight Street, Waterbury, CT 06702. The suggestion must include any reasons supporting the suggestion, the qualifications of the person suggested to be a Director of the Company, and the name and address of the shareholder making such suggestion. Any suggestions made under the policy must be made by a person or entity who is a shareholder at the time we receive the suggestion and the suggestion must include proof of share ownership in MacDermid to our reasonable satisfaction. In the case of a shareholder of record, such proof of share ownership may be the correct name and address of the suggesting party such that we can determine share ownership based upon our current records. Upon receipt by the Corporate Secretary of an appropriate written suggestion for Director nomination by a shareholder, which written suggestion complies with the policy and the procedures set forth in the policy, the Corporate Secretary will forward such communication to the Corporate Governance Committee. Upon receipt of a properly submitted suggestion for Director nomination the Corporate Governance Committee will consider action upon such suggestion in its sole discretion. In its consideration, the Corporate Governance Committee may take the following factors into account:

•       the reputation and general qualifications of the suggested individual;

•       the perceived ability of the suggested individual to add value to the Board, MacDermid and our shareholders;

•       the suggested individual’s independence and potential conflicts of interest;

•       the suggested individual’s knowledge of MacDermid, our operations and business;

•       the size of the Board;

•       other directorships or affiliations held by the suggested individual;

•       the ability of the suggested individual to effectively cooperate with the other Directors; and

•       any other factors deemed relevant by the Corporate Governance Committee in its sole discretion.

Although the foregoing factors may be considered by the Corporate Governance Committee, any consideration given to the suggestion and any action or absence thereof shall be in the sole discretion of the Corporate Governance Committee.

Audit Committee Financial Expert

The Board of Directors has determined that the Audit Committee’s Chairman, Donald Ogilvie, is an audit committee financial expert, as this term is defined in applicable rules of the Securities and Exchange Commission, and meets the requirements of the Audit Committee Charter through the following education and experience:

•       Mr. Ogilvie holds a B.A. degree from Yale University and an M.B.A. from Stanford University School of Business.

•       As Associate Director of the Office of Management and Budget from 1974-1976, Mr. Ogilvie was responsible for direct oversight of the budgets for the Departments of Defense and of State as well as the budgets for the U.S. intelligence community and foreign aid.

•       As Associate Director of the Yale University School of Management, Mr. Ogilvie was responsible for financial, accounting and audit functions.

•       Mr. Ogilvie served as Vice President for the Celanese Corporation.

•       As President and CEO of the ABA, Mr. Ogilvie was responsible for budgeting, accounting and auditing functions, and had frequent involvement with accounting issues. At the ABA, Mr. Ogilvie had continuous involvement with accounting and auditing issues as they affect the financial industry that he serves. Mr. Ogilvie is experienced with regard to audit committees and their function.

•       Mr. Ogilvie has been a director of MacDermid since 1986 and a member of its Audit Committee since its formation. As a result, Mr. Ogilvie has extensive knowledge of MacDermid.

In addition to Mr. Ogilvie, Mr. James Smith is also a member of the Audit Committee. Mr. Smith also has considerable financial expertise including the following:

•       Mr. Smith has an A.B. degree from Dartmouth College.

•       As Treasurer of Webster Bank from 1979-1982, Mr. Smith was directly responsible for many of its financial functions.

•       As CEO of Webster Financial, Mr. Smith has responsibility for the integrity of Webster’s financial operations and reporting.

•       Mr. Smith has served on the Audit Committee of the American Banker’s Association.

•       As a Director of MacDermid and a member of its Audit Committee since 1994, Mr. Smith has developed an extensive knowledge of MacDermid.

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

Information regarding the executive officers of MacDermid, each of whom has been employed in their respective offices for more than 5 years, except as noted, is as follows:

Daniel H. Leever (Age 58): See biographical information in the Director’s section above.

John L. Cordani (Age 43):   Mr. Cordani joined MacDermid in 1986 and was appointed Corporate Counsel in 1993. In 1994, he was appointed Corporate Secretary. He served as Corporate Counsel and Secretary until May 2000. In May of 2000, he became a partner in the law firm of Carmody and Torrance, LLP. In May 2002, he returned to MacDermid and was reinstated as Corporate Secretary and General Counsel and was given the title of Vice President; these are the offices he serves in currently. Mr. Cordani is also an adjunct professor of law at Quinnipiac University School of Law. Mr. Cordani serves on the Board of the United Way of Greater Waterbury.

Gregory M. Bolingbroke (Age 57):   Mr. Bolingbroke joined MacDermid in 1993 as a Cost Accountant in Waterbury, Connecticut, prior to which he practiced business as a Chartered Accountant in South Africa. He was promoted to Corporate Controller in 2000 and appointed Vice President and Treasurer in 2001. He currently serves as Senior Vice President of Finance and Treasurer, a position he was appointed to in 2002.

Frank J. Monteiro (Age 36):   Mr. Monteiro joined MacDermid in 1998 as a General Accounting Manager for our Advanced Surface Finishing - Americas business unit. In 2000, he was promoted to Assistant Controller of Advanced Surface Finishing - Americas and in 2001 was promoted to Treasury Risk Manager for our corporate business. In 2002, Mr. Monteiro was appointed as Assistant Treasurer and thereby became an officer of the company. He currently serves as Assistant Treasurer and Risk Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of Forms 3, 4 and 5, filed by certain beneficial owners of our common stock, we are not aware of any failure by the Section 16 reporting persons to timely file a required form pursuant to Section 16.

Code of Ethics

We have adopted a code of ethics that applies to our Board of Directors, principal executive officer and principal accounting officer, as well as all our other employees. The code of ethics is filed by reference with this report as Exhibit 14. A copy of the Code may be found on our website at http://www.macdermid.com/governance.html. Shareholders may also obtain manual copies of the Code, free of charge, by submitting a written request to John Cordani, Corporate Secretary, 245 Freight Street, Waterbury, CT. 06702-0671. We intend to disclose any amendments to, or waivers of the code of ethics on behalf of our executive officers or directors by posting such information on our website.

ITEM 11:        EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for (i) Mr. Daniel H. Leever, our Principal Executive Officer, (ii) Mr. Gregory M. Bolingbroke, our Principal Financial Officer and (iii) the three most highly compensated executive officers other than the Principal Executive Officer and Principal Financial Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($) (2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Daniel H. Leever,	2006	—	761,824	191,581	790,399	—	75,556	5,562,043	7,381,403
Chairman and Chief	2005	—	706,725	—	1,361,513	—	(508,517)	71,298	1,631,019
Executive Officer	2004	—	1,512,000	—	1,214,179	—	354,280	30,480	3,110,939
Gregory M.	2006	263,937	15,000	22,583	149,176	—	56,800	881,465	1,388,961
Bolingbroke, Senior	2005	256,250	45,000	—	266,831	—	(21,716)	7,720	554,085
Vice President of Finance	2004	242,667	100,000	—	235,021	—	140,203	197,221	915,112
and Treasury
Stephen Largan,	2006	—	539,957	61,578	360,940	—	4,009	2,512,778	3,479,262
President (6)	2005	50,000	220,000	50,014	470,013	—	6,633	7,720	804,380
	2004	295,833	100,000	—	356,275	—	32,385	362,056	1,146,549
John L. Cordani,	2006	273,710	23,200	22,583	136,893	—	12,139	1,196,623	1,665,148
Vice President, General	2005	272,383	25,000	—	356,141	—	(5,653)	7,720	655,591
Counsel Finance and	2004	264,450	40,000	—	318,088	—	64,123	6,600	693,261
Secretary
Peter Kukanskis,	2006	275,000	57,750	22,583	115,970	—	38,680	1,148	511,131
Executive Vice President	2005	269,686	191,442	—	206,469	—	(192,084)	720	476,233
ASF & MPS Asia	2004	240,430	141,875	—	177,304	—	236,598	1,320	797,527

(1)                Salary and Bonus figures represent actual cash payments made to executive in fiscal year and do not include accruals amounts.

(2)                Represents the amount recognized for financial statement reporting purposes in accordance with SFAS 123(R), other than estimates relating to forfeitures, for stock awards for the fiscal year ended December 31, 2006. Assumptions used in the calculations of these amounts are included in Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In 2006, Mr.’s Leever (22,973), Bolingbroke (2,708), Largan (7,384), Cordani (2,708), and Kukanskis (2,708) received restricted shares in company stock valued at $34.40 per share at the date of grant. In 2005, Mr. Largan received 1,471 shares of restricted company stock valued at $34.00 per share. The amount listed above represents the expense the Company recorded in connection with these stock awards.

(3)                Represents the amount recognized for financial statement reporting purposes in accordance with SFAS 123(R), other than estimates relating to forfeitures, for awards of stock options for the fiscal year ended December 31, 2006 and in accordance with SFAS 123 for the fiscal years ended December 31, 2005 and 2004. Assumptions used in the calculations of these amounts are included in Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In 2006, Mr.’s Leever (61,029), Bolingbroke (7193), Largan (19,616), Cordani (7,193), and Kukanskis (7,193), received options to purchase company stock at $30.47 with a 6-year vesting period and a Black Scholes value of $15.75 per share. In 2005, Mr.’s Leever (100,000), Bolingbroke (20,000), Largan (50,000), Cordani (15,000), and Kukanskis (20,000), received options to purchase company stock with at $33.25 with a 4-year vesting period and a Black Scholes value of $11.07 per share. In 2004, Mr.’s Leever (100,000), Bolingbroke (20,000), Largan (42,000), Cordani (20,000), and Kukanskis (10,000), received options to purchase company stock with at $38.65 with a 4-year vesting period and a Black Scholes value of $10.16 per share. The amount listed above represents the expense the Company recorded in connection with these options awards.

(4)                Measurement dates for year over year change were 9/30/06, 9/30/05, 9/30/04 and 9/30/03.

•         Discount Rates: 6% for 9/30/06, 5.5% for 9/30/05, 6% for 9/30/04 and 6.25% for 9/30/03.

•         Normal retirement age for Tax Qualified Plan was 65 for 9/30/06 and 9/30/05. Age 60 for 9/30/04 and 9/30/03.

•         Normal retirement age for SERP was 65 for 9/30/06 and 9/30/05. Age 60 for 9/30/04 and 9/30/03.

•         Mortality Table: RP-2000 male mortality table projected to 2005 with Scale AA for 9/30/06 and 9/30/05.

•         Mortality Table for 9/30/04 and 9/30/03 is GAM-83 mae mortality table.

(5)                Other compensation for 2006 is broken down as follows:

•         Mr. Leever: $4,608 for life insurance premiums, $7,675 for use of company aircraft for personal use and $5,549,760 for restrictions expiring on 180,000 shares of Company common stock which was acquired as follows: On November 4, 1992, Mr. Leever was granted 20,000 stock options with a ten year exercise period. The original 20,000 stock options were subject to a three-for-one stock split on November 15, 1996 and an additional three-for-one stock split on February 6, 1998 resulting in a 180,000 stock options. On November 4, 2002, Mr. Leever exercised the stock option to acquire 180,000 shares of Company common stock per the terms of the 1992 MacDermid Incorporated Key Employee Stock Option Plan, which resulted in a further four year restriction on the shares of common stock which expired on November 4, 2006. On November 4, 2006, the gain (fair market value of the common stock less the basis in the common stock) associated with the expiration of the restriction became taxable income to Mr. Leever.

•         Mr. Bolingbroke: $3,335 for life insurance premiums and $878,130 for option exercises.

•         Mr. Largan: $1,908 for life insurance Premiums, $1,340,000 for severance payment, $302,310 for restriction expiring on Company stock, $868,560 for option exercises.

•         Mr. Cordani: $1,413 for life insurance premiums, $1,193,700 for option exercises, $1,510 for personal use of Corporate aircraft.

•         Mr. Kukanskis: $1,148 for life insurance Premiums.

(6)                Mr. Largan’s employment ended on December 31, 2006.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes grants of plan-based awards to each Named Executive Officer during 2006:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Grant Date for Stock Awards and	Grant Date Fair Value of	Grant Date Fair Value of	All Other Stock Awards: Number of Shares of	All Other Options Awards: Number of Securities	Exercise or Base Price of Option
Name and Principal Position	Threshold ($)	Target ($)	Maximum ($)	Options Awards	Stock Awards($)	Option Awards($)	Stock or Units (2)	Underlying Options (3)	Award ($/Share)
Daniel H. Leever, Chairman and Chief Executive Officer	217,527	217,527	217,527	2/17/2006	699,987	700,003	22,973	61,029	30.47
Gregory M. Bolingbroke, Senior Vice President of Finance and Treasury	85,000	85,000	85,000	2/17/2006	82,513	82,504	2,708	7,193	30.47
Stephen Largan, President (1)	549,000	549,000	549,000	2/17/2006	224,990	224,996	7,384	19,616	30.47
John L. Cordani, Vice President,General Counsel and Secretary	98,000	98,000	98,000	2/17/2006	82,513	82,504	2,708	7,193	30.47
Peter Kukanskis, Executive Vice President ASF & MPS Asia	58,688	58,688	58,688	2/17/2006	82,513	82,504	2,708	7,193	30.47

(1)                Non-Equity Incentive Plan Award for Mr. Largan represents payment due to Mr. Largan upon a change on control of the Company within six months of the merger agreement that was signed on December 15, 2006. Amount when paid may be reduced but not increased. Mr. Largan’s employment ended on December 31, 2006.

(2)                Restricted stock granted in 2006 is restricted for a period of three years.

(3)                Stock options granted in 2006 vest in full six years after the grant date and have a term of ten years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding equity awards at December 31, 2006:

	Option Awards (1)						Stock Awards (2)
Name and Principal Position	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Vesting Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Vesting Date
Daniel H. Leever,	12,065	—	—	32.75	5/15/1998	5/15/2008	135,000	4,470,255	9/8/2007
Chairman and Chief Executive	500,000	—	—	45.00	7/6/1998	7/6/2008	135,000	4,482,742	5/23/2009
Officer	340,000	—	—	22.65	7/25/2005	7/25/2011	22,973	804,055	2/17/2009
	80,000	—	—	25.63	2/26/2006	2/26/2012	—	—
	—	150,000	—	22.51	2/24/2007	2/24/2013	—	—
	—	100,000	—	38.65	2/19/2008	2/19/2014	—	—
	—	100,000	—	33.25	2/25/2009	2/25/2015	—	—
	—	61,029	—	30.47	2/17/2012	2/17/2016	—	—
Gregory M.	15,000	—	—	45.00	2/1/1999	2/1/2009	2,708	94,780	2/17/2009
Bolingbroke, Senior Vice	2,200	—	—	52.00	5/4/1999	5/4/2009	—	—
President of Finance and	—	30,000	—	22.51	2/24/2007	2/24/2013	—	—
Treasury	—	20,000	—	38.65	2/19/2008	2/19/2014	—	—
	—	20,000	—	33.25	2/25/2009	2/25/2015	—	—
	—	7,193	—	30.47	2/17/2012	2/17/2016	—	—
Stephen Largan,
President (3)	—	—	—				—	—	—
John L. Cordani,	15,000	—	—	45.00	2/1/1999	2/1/2009	2,708	94,780	2/17/2009
Vice President, General	2,200	—	—	52.00	5/4/1999	5/4/2009	—	—
Counsel and Secretary	—	30,000	—	22.51	2/24/2007	2/24/2013	—	—
	—	20,000	—	38.65	2/19/2008	2/19/2014	—	—
	—	15,000	—	33.25	2/25/2009	2/25/2015	—	—
	—	5,231	—	30.47	2/17/2012	2/17/2016	—	—
Peter Kukanskis,	10,000	—	—	30.33		5/11/2010	2,708	94,780	2/17/2009
Executive Vice President ASF	62,000	—	—	22.65		7/25/2011	—	—
& MPS Asia	15,000	—	—	25.63		2/26/2012	—	—
	—	20,000	—	22.51		2/24/2013	—	—
	—	10,000	—	38.65		2/19/2014	—	—
	—	20,000	—	33.25		2/25/2015	—	—
	—	7,193	—	30.47		2/17/2016	—	—

(1)                 Option awards issued under the 2001 Index Plan are subject to a multiplier and re-indexing of exercise price.

(2)                 Market value of stock awards for restricted stock is based upon $34.10 per share which is the closing price of the Company’s common stock on December 29, 2006.

(3)                 Remaining option and stock awards for Mr. Largan were cancelled on December 31, 2006 upon Mr. Largan’s employment ending on December 31, 2006.

OPTIONS EXERCISES AND STOCK VESTED

The following table shows the option awards exercised, value realized on exercise, number of stock awards acquired and value of stock awards realized for each our Named Executive Officers during 2006:

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Daniel H. Leever, Chairman and Chief Executive Officer	—	—	180,000	5,549,760
Gregory M. Bolingbroke, Senior Vice President of Finance and Treasury	87,000	878,130	—	—
Stephen Largan, President(3)	87,000	868,560	8,855	302,310
John L. Cordani, Vice President, General Counsel and Secretary	110,000	1,193,700	—	—
Peter Kukanskis, Executive Vice President ASF & MPS Asia	—	—	—	—

(1)          Value realized calculated based on the difference between the market price of a share of our common stock on the date of exercise and the exercise price.

(2)          Value realized calculated by multiplying the number of shares by the market price of our common stock on the vesting date.

(3)          Mr. Largan’s employment ended on December 31, 2006.

PENSION BENEFITS

The following table shows the present value of the accumulated benefit under our All Employee Pension Plan and Supplemental Executive Retirement Plan (“SERP”) as of December 31, 2006 and payments made under these plans during 2006 to each of our Named Executive Officers, determined using assumptions consistent with those used in our Consolidated Financial Statements:

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Daniel H. Leever,	All Employee Pension Plan	26.3	512,741	—
Chairman and	Supplemental Executive
Chief Executive Officer	Retirement Plan	26.3	1,907,737	—
Gregory M. Bolingbroke,	All Employee Pension Plan	13.3	246,276	—
Senior Vice President of	Supplemental Executive
Finance and Treasury	Retirement Plan	13.3	162,467	—
Stephen Largan,	All Employee Pension Plan	7.8	48,055	—
President(1)	Supplemental Executive
	Retirement Plan	7.8	49,798	—
John L. Cordani,	All Employee Pension Plan	20.4	146,208	—
Vice President, General	Supplemental Executive
Counsel and Secretary(2)	Retirement Plan	20.4	84,794	—
Peter Kukanskis,	All Employee Pension Plan	30.0	665,688	—
Executive Vice President	Supplemental Executive
ASF & MPS Asia	Retirement Plan	30.0	505,311	—

(1)             Mr. Largan’s employment ended on December 31, 2006.

(2)             Mr. Cordani’s years of service have been adjusted to include a retro adjustment of two years that was granted back to him upon his return to employment with the Company.

(3)             Mr. Kukanskis has reached the maximum years of credited service as defined in the All Employee Pension Plan and Supplemental Executive Retirement Plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table presents the contributions, earnings, withdrawals/distributions to the Company’s Supplemental Executive Retirement Plan during 2006 and the aggregate balance as of December 31, 2006 to each of our Named Executive Officers:

Name and Principal Position	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Withdrawals/ Distributions ($)	Aggregate Earnings in Last Fiscal Year	Aggregate Balance at December 31, 2006 ($)
Daniel H. Leever, Chairman and Chief Executive Officer	—	—	—	—	1,907,737
Gregory M. Bolingbroke, Senior Vice President of Finance and Treasury	—	—	—	—	162,467
Stephen Largan, President(1)	—	—	—	—	49,798
John L. Cordani, Vice President, General Counsel and Secretary	—	—	—	—	84,794
Peter Kukanskis, Executive Vice President ASF & MPS Asia	—	—	—	—	505,311

(1)             Mr. Largan’s employment ended on December 31, 2006.

DIRECTOR COMPENSATION

The following table shows the details of compensation paid to outside Directors of the Company during 2006:

Name	Fees, Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Donald G. Ogilvie	40,000	20,523	66,663	—	—	189	127,375
James C. Smith	15,000	16,420	66,663	—	—	—	98,083
Joseph M. Silvestri	15,000	16,420	66,663	—	—	3,808	101,891
T. Quinn Spitzer, Jr.	—	21,899	70,413	—	—	—	92,312
Robert L. Ecklin	15,000	16,420	66,663	—	—	—	98,083

(1)             Relates to fees paid in conjunction with a Special Committee of the Board of Directors that was formed in 2006.

(2)             Represents the amount recognized for financial statement reporting purposes in accordance with SFAS 123(R), other than estimates relating to forfeitures, for stock awards for the fiscal year ended December 31, 2006. Assumptions used in the calculations of these amounts are included in Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Relates to Restricted Stock Awards that were granted on February 17, 2006 and have a three year vesting period to Directors as compensation for 2006. Value of Restricted Stock was $34.40 per share and grants were to Mr. Ogilvie 2,461 shares, Mr. Smith 1,969 shares, Mr. Silvestri 1,969 shares, Mr. Spitzer 2,626 shares and Mr. Ecklin 1,969 shares. The amount listed above represents the expense the Company recorded in connection with these stock awards.

(3)             Represents the amount recognized for financial statement reporting purposes in accordance with SFAS 123(R), other than estimates relating to forfeitures, for awards of stock options for the fiscal year ended December 31, 2006. Assumptions used in the calculations of these amounts are included in Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Relates to six year vesting options that were granted to Directors as compensation for 2006. Black Scholes value of the option was $15.75 per share with a strike price of $30.47 per share. Each Director was granted 4,359 option awards in 2006. The amount listed above represents the expense the Company recorded in connection with these option awards.

(4)             Figures relate to aggregated incremental cost to the Company for family members accompanying directors on business trips for the Company.

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF COMPENSATION PHILOSOPHY

The Compensation Committee of the Board of Directors (the “Committee”) is responsible for MacDermid’s overall executive compensation policy and the implementation of that policy with MacDermid’s executives. The Committee is composed of non-employee directors who are independent under applicable rules of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange (“NYSE”), as well as outside directors within the meaning of Section 162(m)(4)(c)(i) of the Internal Revenue Code. The Committee has established a compensation policy that rewards executives for individual performance as well as for performance of the Company as a whole. The Committee believes an essential component of executive compensation is a compensation program that rewards achievement of specific strategic goals for the company and individual goals, and that aligns the interests of executives with those of our shareholders, with the ultimate goal of improving shareholder value. Accordingly, a significant portion of executive compensation consists of long-term equity incentive awards and cash awards based upon the achievement of performance goals.

SETTING EXECUTIVE COMPENSATION

In setting and administering this policy, the Committee establishes market rate compensation targets for each executive position generally using a grading system. In establishing grades, the Committee generally considers:

(i)            scope, level and responsibility for each position;

(ii)        qualifications for the position; and

(iii)    size and complexity of the Company

The Committee then uses the grade to determine a market compensation level of each executive position. Once the grade and market compensation for each executive position is determined, the Committee targets aggregate annual compensation at a level which would provide compensation to individual executives at below median market compensation for poor performance, at median market compensation for good performance and above median market compensation for excellent performance. Performance in each case is measured on an individual, unit and/or corporate level as appropriate for each position. Performance for each executive is measured based upon individual goals, business unit goals, and Company goals. Primary emphasis is placed upon the operating profit and earnings per share financial performance of the Company and the business unit overseen by the executive.

In setting compensation levels, the Committee also considers the compensation practices of peer companies with whom the Committee believes we compete for executive talent and to assess the level of compensation required to attract and hold qualified executives.

The overall executive compensation policy is accomplished through three overall components:  (i) base salary (all executives, except for the Chief Executive Officer and the President, were paid a base salary), (ii) short-term cash incentive, and (iii) equity incentives. Executives are awarded compensation in each of the foregoing categories such that the aggregate will compensate the executive in the manner consistent with our policy to tie a significant portion of compensation to individual and Company performance.

In measuring the performance of each executive for purposes of determining compensation under this policy, the Committee considers:  (i) MacDermid’s overall performance for the year in relation to Committee expectations, (ii) applicable division or group performance against plan, (iii) the accomplishments of the executives individually and collectively, (iv) individual goals or projects accomplished, and (v) the executive’s overall value to the Company.

In setting compensation for the executives, the Chief Executive Officer assists the Committee in administering the policy. In this role, the Chief Executive Officer provides suggested executive compensation packages to the Committee for all other executives based upon individual performance reviews for each executive, the market compensation level targeted using the applicable grade and data about the compensation practices among peer companies. Based on the recommendations of the Chief Executive Officer and its own analysis of the supporting data noted above, the Committee then considers, adjusts and approves the executive compensation packages.

Executives, other than the Chief Executive Officer and the President received base salaries and were eligible to receive performance based bonuses. Base salaries were set by the Committee in accordance with the above noted considerations. Primarily base salaries were determined in accordance with the grade for each executive position. Executives were also eligible to receive performance bonuses based primarily upon their individual and collective performance as well as the performance of the business units each primarily affects, in comparison to goals which have been pre-established by the Committee early in the fiscal year. The financial goals established by the Committee in determining performance bonuses use the operating profit, working capital metrics and strategic initiatives of the business units most affected by each executive. Thus for this fiscal year the goals established by the Committee have encouraged executives to maximize the operating profit generated by the business units applicable to each executive. Bonuses are paid to the executives based upon the meeting of these pre-established financial goals. Performance bonuses can range from 0% to 120% of base salary as a function of applicable financial performance in relation to the pre-established financial goals.

Compensation for the President.   The President’s annual cash compensation for 2006 was determined by a formula and goals set early in the year for overall operating profit and operating profit growth. The formula had two portions. The first portion paid the President $4,500 per million dollars in operating profit up to $100 million. The second portion paid the President an additional amount equal to $4,500 times the number of millions of dollars in operating profit above $80 million times the operating profit growth factor for the year. The range of growth factors are set forth in the following table:

Growth Factor Table	Low	High	Growth Factor
Growth From	0.0%	0.0%	—
Growth From	0.1%	2.9%	0.5
Growth From	3.0%	5.9%	1.0
Growth From	6.0%	9.9%	1.5
Growth From	10.0%	14.9%	2.0
Growth From	15.0%	100.0%	2.5

The growth factor is calculated using the one year growth in operating profits as a percentage of growth over $100 million. The Committee retained discretion to adjust the President’s annual cash compensation for unusual one time events such as acquisitions or divestitures.

Compensation for the Chief Executive Officer.   The Chief Executive Officer received no base salary during 2006 and his compensation consisted solely of bonus compensation tied to our performance for the year. Annual cash compensation for the Chief Executive Officer was also set in accordance with a formula based upon earnings per share. This formula also had two portions. The first portion paid the Chief Executive Officer an amount equal to $7,017 times the number of cents per share we earned as of December 31, 2006, up to $1.00. The second portion paid the Chief Executive Officer an additional amount equal to $7,017 times the number of cents per share we earned above $1.15 per share times an earnings per share growth factor for the year. The range of growth factors are set forth in the chart below:

Two Year Avg. of EPS Growth	Factor D
0	0
0.49%	.5
4.9 – 9.9%	1
9.9 – 14.9%	1.5
14.9 – 19.9%	2
20%+	2.5

The Committee retained discretion to adjust the Chief Executive Officer’s and President’s annual cash compensation for unusual one time events such as acquisitions or divestitures. The Committee used this discretion in 2006 to calculate one time or unusual costs or gains related to the proposed Merger Agreement, acquisition costs related to an unsuccessful acquisition, restructuring costs, costs on asset sales and business dispositions and special charges.

LONG TERM EQUITY COMPENSATION

During the fiscal year ended December 31, 2006 MacDermid’s executives were eligible to receive equity incentives (Stock Options or Restricted Stock Awards) under the MacDermid Special Stock Purchase Plan (the “Special Stock Purchase Plan”), the MacDermid, Incorporated 1995 Equity Incentive Plan (the “Equity Incentive Plan”), the MacDermid Stock Option Plan dated July 6, 1998 (the “Stock Option Plan”) and the 2001 Key Executive Performance Equity Plan (the “Performance Equity Plan”) (the Special Stock Purchase Plan, Equity Incentive Plan, Stock Option Plan, and the Performance Equity Plan, are collectively referred to as the “Plans”).

The Committee administers the Plans, and awards equity incentives to executives and other employees of MacDermid. The purpose of awarding equity incentives under the Plan is to enable MacDermid to attract, retain and motivate its employees to exert their best efforts to enhance shareholder value by giving them the ability to participate in the long-term growth of MacDermid. Equity incentives are provided within the overall framework of the compensation policy described above. The Committee has a stated policy of not re-pricing options after issuance.

“STOCK OPTION PLAN”—No Options Awarded Fiscal Year 2006.

Stock options awarded under the Stock Option Plan are in the form of options to purchase a specified number of shares of MacDermid common stock at an exercise price which is set at a premium over the market price on the date of grant. The actual premium is set by the Committee. The period for exercising an option will begin four years after the date of grant and will end ten years after the date of grant. Vesting requirements, if any, are established by the Committee. Unless determined otherwise by the Committee, the exercise period will automatically terminate ninety (90) days after the grantee ceases to be employed by the Company on a full time basis, for any reason. During the fiscal year no options were granted under the Stock Option Plan.

“SPECIAL STOCK PURCHASE PLAN”—No Options Awarded Fiscal Year 2006.

Stock Options awarded under the Special Stock Purchase Plan are in the form of options to purchase a specified number of restricted shares of MacDermid Common Stock at an exercise price at least 66.6% of the market price of the Common Stock on the date of award. The options are generally exercisable only during the four-year period beginning on the date of award. However, at the 1996 Annual Meeting of Shareholders, the shareholders approved amendments to the Special Stock Purchase Plan which may extend the foregoing exercise period under certain conditions. The shares of Common Stock acquired upon any exercise are treated as restricted stock for a period of four years commencing on the date of exercise. Such shares may not be sold during such period (other than to MacDermid at the exercise price) and must be resold to MacDermid at the exercise price if the participant’s employment with MacDermid is terminated during such period, except in the case of death, retirement, permanent disability or involuntary termination without cause. Such restrictions may, however, be waived by the Committee in its discretion from time to time. No options were granted under the Special Stock Purchase Plan during the fiscal year.

“EQUITY INCENTIVE PLAN”—38,481Restricted Shares Awarded to Named Officers Fiscal Year 2006.

Restricted stock awards issued under the Equity Incentive Plan generally consist of shares of MacDermid Common Stock with vesting requirements and restrictions on transfer. The restricted stock awards may not be sold or transferred for a period of time. The restricted stock is forfeited to MacDermid if the participant’s employment with MacDermid is terminated during the restricted period, except in the case of death, permanent disability, involuntary termination without cause or retirement. Such restrictions may, however, be waived by the Committee in its discretion from time to time. An aggregate of 21,796 shares of restricted stock were issued to non-employee Directors during 2006 under the Equity Incentive Plan, and 38,481 restricted stock was issued under the Equity Incentive Plan during 2006.

“PERFORMANCE EQUITY PLAN”—102,224 Options Awarded to Named Officers Fiscal Year 2006.

Options to purchase MacDermid common shares pursuant to the terms of the Performance Equity Plan are issued at fair market value at the time of the grant, adjusted annually for the first six (6) years after grant based upon the comparative performance of the S&P Specialty Chemicals Index in relation to the Company’s share performance. The options generally vest at the end of a four (4) year period. The number of options which vest may be increased or decreased by a multiplier from 0.5 to 2.0 based upon MacDermid’s cumulative owner earnings and/or earnings per share during the four year vesting period in relation to targets set by the Committee at the time of the award. The exercise period generally begins upon vesting and ends 10 years from the date of grant. During the fiscal year the Committee awarded options to purchase 102,224 shares of MacDermid common stock to Messrs. Leever, Largan, Bolingbroke, Cordani and Kukanskis respectively, under the Performance Equity Plan.

The Committee believes that the Plans serve to more closely align the interests of our executive officers with those of our shareholders by allowing executive officers to participate in the enhancement of shareholder value through stock ownership. The Committee has also adopted a stock retention policy that is designed to encourage MacDermid executives to hold the shares of common stock received upon the exercise of options under the Plans. This policy provides that no covered executive shall be entitled to receive additional option grants or restricted share grants unless such executive has retained at least 50% of the aggregate of all common stock received upon the exercise of options/restricted share grants previously provided to the executive after deduction for payment of applicable taxes and the exercise price. The Committee has retained discretion to waive compliance with the policy in exceptional circumstances.

The Committee believes that participation in the Plans, as augmented by this policy, encourages executives to concentrate on long-term shareholder value growth.

The Committee grants options and restricted shares once per year at its February meeting, except in the case of new hires or promotions. The grant date and the issue date for options is the date of the Committee meeting. The exercise price is set as the average closing price for the five days preceding the meeting. In the case of the new hires or promotions, the same procedure applies, but the grant may occur shortly after the applicable event.

OTHER BENEFITS

The executives receive the same health and welfare benefits available to all MacDermid’s U.S. employees. The executives also participate in the Employee Pension Plan and the 401k/ESOP plan along with other U.S. employees. Executives are also eligible to participate in MacDermid’s SERP, which is meant to supplement the pension received under the Employee Pension Plan to make up for certain IRS limitations on the Employee Pension Plan. The value of the benefits accrued for the named executives under the Pension Plan and the SERP is reported in the applicable tables. The Committee has determined that these benefits are appropriate within the confines of the overall Committee Compensation Policy.

The following executives used corporate aircraft for personal purposes:

Value of Use
Daniel Leever	$7,675
John Cordani	$1,510

Value is reported as the incremental cost of use to the Company.

DIRECTOR COMPENSATION

Each of our non-employee directors received ten year options to purchase 4,359 shares of MacDermid common stock at $30.47 per share under the terms of the 2001 Key Executive Performance Equity Plan. The foregoing options had a FAS 123(R) grant date fair value of $50,000 per grant. In addition, non-employee directors received restricted share grants of 1,969 shares each (valued at $10,000 based upon the closing price of our common stock on the date of grant) in the cases of Messrs. Ecklin, Silvestri and Smith. Mr. Ogilvie received 2,461 shares (valued at $15,000 based upon the closing price of our common stock on the date of grant) as chairman of the Audit Committee and Mr. Spitzer received 2,626 shares (valued at $20,000 based upon the closing price of our common stock on the date of grant) as lead director.

In addition to the foregoing, the Board formed two special committees during the year. The first special committee consisted of Messrs. Ogilvie, Smith, Silvestri and Ecklin. Members of this Committee, except for Mr. Ogilvie, were compensated with $15,000 in cash. Mr. Ogilvie, as chairman, received $40,000. The second Special Committee, whose work related to consideration of a merger, was not paid during 2006.

In addition to the foregoing each director received $50,000 in term life insurance for the year at a cost of $122 per director. The following Directors also utilized corporate aircraft for personal use:

Value of Use
Donald Ogilvie	$189
Joseph M. Silvestri	$3,808

The value of use reported was the incremental expense to the Company for such use.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on this review and these discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted by,

THE COMPENSATION COMMITTEE
T. Quinn Spitzer, Jr. (Chairman)
Donald G. Ogilvie
James C. Smith
Joseph M Silvestri *
Robert L. Ecklin

*                    Mr. Silvestri has resigned from the Compensation Committee solely as a result of the fact that he no longer meets the applicable independence standard because of the Merger Agreement signed by the Company on December 15, 2006, involving affiliates of Mr. Silvestri.

Compensation Committee Interlocks and Insider Participation

None of the compensation committee members has ever been an officer or employee of the Company, is or was a participant in a “related person” transaction in 2006 required to be disclosed under Item 404 of Regulation S-K, or is an executive officer of another entity at which one of our executive officers serves on the board of directors.

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2006, (unless otherwise noted) with respect to ownership of common stock by any person known by MacDermid to be a beneficial owner of more than 5% of its common stock, by MacDermid’s C.E.O. and the four other most highly compensated executive officers and by all Directors and officers of MacDermid as a group. Unless otherwise noted, each person has sole voting and disposition power with respect to such person’s shares. The total shares of common stock beneficially owned by the officers includes the right to acquire ownership through exercisable stock options.

Name of Beneficial Owner, Officer or Director	Number of Shares		%(1)
GAMCO Investors, Inc.	2,605,750	(2)	8.4%
MacDermid Employees Profit Sharing, Pension and Stock Ownership Plans	2,363,202	(3)	7.7%
Daniel H. Leever	2,241,701	(4)	7.3%
Royce & Associates, LLC	2,004,021	(5)	6.5%
Bank of America Corporation	1,871,451	(6)	6.1%
T. Rowe Price Associates, Inc.	1,840,282	(7)	6.0%
PRIMECAP Management Company	1,710,150	(8)	5.5%
Joseph M. Silvestri	215,739	(9)	*
Peter E. Kukanskis	191,799	(10)	*
Michael Siegmund	142,564	(11)	*
Gregory M. Bolingbroke	134,547	(12)	*
John L. Cordani	95,710	(13)	*

James C. Smith	71,170	(14)	*
Donald G. Ogilvie	62,446	(15)	*
T. Quinn Spitzer, Jr.	53,250	(16)	*
Robert L. Ecklin	52,154	(17)	*
Frank J. Monteiro	19,078	(18)	*
All current directors and executive officers as a group (11 persons)	3,280,158	(19)	10.6%

*                    Less than 1% of shares outstanding

(1)          Percentage of total outstanding shares of MacDermid common stock as of November 3, 2006 (30,861,165 shares).

(2)          The information relating to GAMCO Investors, Inc. is taken from its Schedule 13D dated December 28, 2006. GAMCO Investors, Inc. indicates sole voting power with respect to 2,544,250 shares and sole dispositive power with respect to 2,605,750 shares.

(3)          The information relating to MacDermid Employees Profit Sharing, Pension and Stock Ownership Plans and MacDermid Equipment, Inc. 401(K) Plan sets forth information as of December 31, 2006. The ownership of 2,363,202 shares represents 1,968,448 shares in the MacDermid Employees Profit Sharing and Employee Stock Ownership Plans beneficially owned by the trustee of the plans (Charles Schwab Trust Company), and 394,754 shares in the MacDermid, Incorporated Employees Pension Plan beneficially owned by the trustee of the plan (Charles Schwab Trust Company). Under the terms of the Profit Sharing Plan and the ESOP, participants have the right to vote the shares credited to their accounts; however, the trustee may, in its discretion, vote any shares (including unallocated shares) not voted by the participants. The trustee of the Pension Plan may vote all the MacDermid shares beneficially owned thereunder.

(4)          The information relating to Daniel H. Leever is taken from his Form 5 dated December 31, 2006, and includes 594,626 shares held directly, 8,285 shares held indirectly in trust for Mr. Leever’s son, 5,463 shares held by Mr. Leever’s spouse, 135,668 shares held by a trust/foundation for which Mr. Leever is the trustee, 154,565 shares held by an ERISA plan and 1,343,094 shares beneficially owned by reason of Mr. Leever’s stock option ownership.

(5)          The information relating to Royce & Associates, LLC is taken from its Form 13F dated November 2, 2006 for the quarter ended September 30, 2006. Royce & Associates, LLC indicates sole voting power and sole dispositive power with respect to 2,004,021 shares.

(6)          The information relating to Bank of America Corporation is taken from its Form 13F dated October 23, 2006 for the quarter ended September 30, 2006. Bank of America Corporation indicates sole voting power with respect to 933,037 shares and shared voting power with respect to 825 shares.

(7)          The information relating to T. Rowe Price Associates, Inc. is taken from its Form 13F dated November 14, 2006 for the quarter ended September 30, 2006. T. Rowe Price Associates, Inc. indicates sole voting power with respect to 383,100 shares and sole dispositive power with respect to 1,840,282 shares.

(8)          The information relating to PRIMECAP Management Company is taken from its Form 13F dated November 8, 2006 for the quarter ended September 30, 2006. PRIMECAP Management Company indicates no sole or shared voting power with respect to any shares and sole dispositive power with respect to 1,710,150 shares.

(9)          The information relating to Joseph M. Silvestri is taken from his Form 4 dated June 21, 2006, and includes 35,156 shares held directly, 20 shares held in trust for Mr. Silvestri’s children, 120,000 shares held in trust and 60,563 shares beneficially owned by reason of Mr. Silvestri’s stock option ownership.

(10) The information relating to Peter E. Kukanskis is taken from his Form 5 dated December 31, 2006 and includes 2,808 shares held directly, 19,086 shares held by Mr. Kukanskis’s spouse, 23,712 shares held by an ERISA plan and 146,193 shares beneficially owned by reason of Mr. Kukanskis’s stock option ownership.

(11) The information relating to Michael Siegmund is taken from his Form 5 dated December 31, 2006 and includes 2,269 shares held directly, 600 shares held in trust for Mr. Siegmund’s children, 12,464 shares held by an ERISA plan and 127,231 shares beneficially owned by reason of Mr. Siegmund’s stock option ownership.

(12) The information relating to Gregory M. Bolingbroke is taken from his Form 5 dated December 31, 2006, and includes 22,103 shares held directly, 18,051 shares held indirectly by an ERISA plan and 94,393 shares beneficially owned by reason of Mr. Bolingbroke’s stock option ownership.

(13) The information relating to John L. Cordani is taken from his Form 5 dated December 31, 2006, and includes 2,708 shares held directly, 3,609 shares held indirectly by an ERISA plan and 89,393 shares beneficially owned by reason of Mr. Cordani’s stock option ownership.

(14) The information relating to James C. Smith is taken from his Form 4 dated December 22, 2006 and includes 16,658 shares held directly, 6,300 shares held indirectly in an IRA Fund in name of Mr. Smith’s mother (for which Mr. Smith is beneficiary and trust advisor) and 48,212 shares beneficially owned by reason of Mr. Smith’s stock option ownership.

(15) The information relating to Donald G. Ogilvie is taken from his Form 4 dated February 17, 2006, and includes 14,234 shares held directly and 48,212 shares beneficially owned by reason of Mr. Ogilvie’s stock option ownership.

(16) The information relating to T. Quinn Spitzer, Jr. is taken from his Form 4 dated February 17, 2006 and includes 8,709 shares held directly and 44,541 shares beneficially owned by reason of Mr. Spitzer’s stock option ownership.

(17) The information relating to Robert L. Ecklin is taken from his Form 4 dated February 17, 2006 and includes 6,237 shares held directly and 45,917 shares beneficially owned by reason of Mr. Ecklin’s stock option ownership.

(18) The information relating to Frank J. Monteiro is taken from his Form 5 dated December 31, 2006 and includes 828 shares held directly, 3,878 shares held indirectly by an ERISA plan and 14,372 shares beneficially owned by reason of Mr. Monteiro’s stock option ownership.

(19) Includes shares held by directors and officers listed in the above table.

EQUITY COMPENSATION PLANS

Equity securities of MacDermid have been authorized for issuance under the MacDermid Special Stock Purchase Plan (the “Special Stock Purchase Plan”), the MacDermid Stock Option Plan dated July 6, 1998 (the “Stock Option Plan”), the MacDermid 1995 Equity Incentive Plan (the “Equity Incentive Plan”), the 2001 Key Executive Performance Equity Plan (the “Performance Equity Plan”), the All Employee Stock Option Plan (the “All Employee Option Plan”) and the MacDermid Stock Option Plan dated February 17, 2006 (the “2006 Stock Option Plan”). Each of the foregoing plans has been approved by MacDermid’s shareholders.

The following table provides information with respect to those equity compensation plans as of December 31, 2006.

Plan(1)	Number of securities to Be issued upon exercise Of outstanding options, Warrants and rights	Weighted average Exercise price of Outstanding options, Warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
1992 Equity Incentive Plan	12,065	$32.75/sh	0
1998 Executive Stock Option Plan	712,400	$42.35/sh	0
2001 Performance Equity Plan(2)	2,632,902	$27.02/sh	1,949,598
2001 All Employee Option Plan	137,835	$19.89/sh	0
2006 Equity Incentive Plan	173,060	$34.47/sh	926,940

(1)          All of the Company’s equity compensation plans have received shareholder approval.

(2)          Under the Performance Equity Plan, the number of options granted is leveraged against performance goals which depending on performance could change the number of options granted from 0.5 to 2.0 times the number of options initially granted. This leveraging aspect is not reflected here.

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 5, 2006, we received a proposal from investors led by Daniel H. Leever, our Chairman and Chief Executive Officer, and Court Square Capital Partners, a related party, and Weston Presidio to acquire all of our outstanding common stock for $32.50 per share in cash. One of our Directors, Joseph M. Silvestri is a Managing Partner of Court Square Capital Partners. The investors include members of our senior management. On December 15, 2006, our Board of Directors, on the unanimous recommendation of a Special Committee, comprised entirely of independent directors, approved a merger agreement under which Daniel H. Leever, our Chairman and Chief Executive Officer and investment funds managed by Court Square Capital Partners, a related party and Weston Presidio will acquired all of our outstanding common stock for $35.00 per share.

ITEM 14:        PRINCIPLE ACCOUNTING FEES AND SERVICES

In addition to retaining Grant Thornton LLP to audit the consolidated financial statements for fiscal year 2006, and KPMG LLP to audit the consolidated financial statement for the fiscal year 2005, the Company and its affiliates retained Grant Thornton LLP and KPMG LLP, to provide various services in fiscal 2006 and 2005, and expect to continue to do so in the future. The aggregate fees billed for professional services in fiscal year, 2006 and 2005 were:

•       Audit Fees:   $1,187,759 and $1,739,227 in fiscal years 2006 (Grant Thornton LLP) and 2005 (KPMG LLP) respectively for services rendered for the annual audit of the Company’s consolidated financial statements and the quarterly reviews of the financial statements included in the Company’s Forms 10-Q.

•       Tax Preparation and Planning Fees:   $0 and $401,240 in fiscal years 2006 (Grant Thornton LLP) and 2005 (KPMG LLP)   respectively for tax services, including tax planning services and return preparation services.

•       Audit-Related Fees:   $0 and $76,386 for audit related services during fiscal years 2006 (Grant Thornton LLP)  and 2005 (KPMG LLP) respectively.

•       Other Fees:   $0 and $0 for other allowable services during fiscal years 2006 (Grant Thornton LLP) and 2005 (KPMG LLP) respectively.

The Audit Committee (or one or more designated members thereof) pre-approves all audit and non-audit services provided by the Company’s independent auditor. The Audit Committee has an audit/non-audit services pre-approval policy. This policy is available on MacDermid’s website at www.macdermid.com

Under the policy, proposed services may either be pre-approved (“general pre-approval”) or require the specific pre-approval of the Audit Committee (“specific pre-approval”). The Audit Committee believes that the combination of these two approaches in this policy will result in an effective and efficient procedure to pre-approve services performed by the independent auditor. As set forth in the policy, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent auditor will be established annually by the Audit Committee. Any proposed services exceeding these levels or amounts will require specific pre-approval by the Audit Committee. The Audit Committee may delegate either type of pre-approval authority to one or more of its members.

All requests or applications for services to be provided by the independent auditor that do not require specific pre-approval by the Audit Committee will be submitted to the Director of Internal Audit and to the Chairman of the Audit Committee and must include a detailed description of the services to be rendered. The Chairman of the Audit Committee will determine whether such services are included within the list of services that have received general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Director of Internal Audit, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

Audit Committee Report

The Audit Committee of the Board of Directors (the “Audit Committee”) is comprised of the four directors named below. Each member of the Audit Committee is an independent director as defined by New York Stock Exchange rules and as defined by applicable SEC regulations. The Audit Committee has adopted a written charter which has been approved by the Board of Directors, and which is set forth on the Company’s website (www.macdermid.com). The Audit Committee has reviewed and discussed the Company’s audited financial statements with management, which has primary responsibility for the financial statements. Grant Thornton LLP (“Grant Thornton”), the Company’s independent auditors are responsible for expressing an opinion on the conformity of the Company’s audited financial statements with U.S. generally accepted accounting principles. The Audit Committee has discussed with Grant Thornton the matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees) as well as any other matters deemed material by the Committee or Grant Thornton. Grant Thornton has provided to the Audit Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with Grant Thornton that firm’s independence. The services, other than audit and audit related services, provided by Grant Thornton to the Company during the last fiscal year were tax services, which were determined to be compatible with Grant Thornton’s independence. The Committee has determined that each of its members is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

Based on the considerations referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year.

The Board of Directors has determined that the Audit Committee’s Chairman, Donald Ogilvie, is an audit committee financial expert and meets the requirements of the Audit Committee Charter through the following education and experience:

Mr. Ogilvie holds a B.A. degree from Yale University and an M.B.A. from Stanford University School of Business.

As Associate Director of the Office of Management and Budget from 1974-1976, Mr. Ogilvie was responsible for direct oversight of the budgets for the Departments of Defense and of State as well as the budgets for the U.S. intelligence community and foreign aid.

As Associate Director of the Yale University School of Management, Mr. Ogilvie was responsible for financial, accounting and audit functions.

Mr. Ogilvie served as Vice President for the Celanese Corporation.

As President and CEO of the ABA, Mr. Ogilvie was responsible for budgeting, accounting and auditing functions, and had frequent involvement with accounting issues. At the ABA, Mr. Ogilvie had continuous involvement with accounting and auditing issues as they affect the financial industry that he serves. Mr. Ogilvie is experienced with regard to audit committees and their function.

Mr. Ogilvie has been a director of MacDermid since 1986 and a member of its Audit Committee since its formation. As a result, Mr. Ogilvie has extensive knowledge of MacDermid.

In addition to Mr. Ogilvie, Mr. James Smith is also a member of the Audit Committee. Mr. Smith also has considerable financial expertise including the following:

Mr. Smith has an AB degree from Dartmouth College.

As Treasurer of Webster Bank from 1979-1982, Mr. Smith was directly responsible for many of its financial functions.

As CEO of Webster Financial, Mr. Smith has responsibility for the integrity of Webster’s financial operations and reporting.

Mr. Smith has served on the Audit Committee of the American Banker’s Association.

As a Director of MacDermid and a member of its Audit Committee since 1994, Mr. Smith has developed an extensive knowledge of MacDermid.

The Committee has determined that all of its members are financially literate. In view of all of the foregoing, the Board of Directors has determined that the Audit Committee has an independent Audit Committee financial expert and possesses the necessary financial expertise to properly carry out its functions in accordance with its Charter and all applicable regulations.

The foregoing report is provided by the following independent directors, who constitute the Audit Committee:

Donald Ogilvie (Chairman)
Robert Ecklin
James Smith
T. Quinn Spitzer

PART IV

ITEM 15:        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)   Financial Statements

Our consolidated financial statements and reports thereon of Grant Thornton LLP, dated February 12, 2007, and KPMG LLP dated March 10, 2006 are contained in Item 8 of this  Annual Report on Form 10-K and incorporated herein by reference.

(2)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2006.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Company’s consolidated financial statements and notes thereto.

Schedule II:
Valuation and Qualifying Accounts
for the years ended December 31, 2006, 2005 and 2004.
(Amounts in thousands)

	Balance at			Balance at
Description	beginning of year	Additions	Deductions	end of year
Allowance for doubtful
receivables:
December 31, 2006	$10,966	$1,371	$1,539	$10,798
December 31, 2005	$11,822	$1,839	$2,695	$10,966
December 31, 2004	$11,908	$3,562	$3,648	$11,822

	Balance at			Balance at
Description	beginning of year	Additions	Deductions	end of year
Inventory reserve
December 31, 2006	$16,254	$496	$1,876	$14,874
December 31, 2005	$15,274	$1,494	$514	$16,254
December 31, 2004	$16,179	$224	$1,129	$15,274

(3)   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.

EXHIBIT INDEX TO 2006 FORM 10-K ANNUAL REPORT

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, MacDermid, Incorporated amended as of January 16, 1998, is incorporated by reference to our December 31, 2003, Form 10-K, exhibit 3.1.	By reference
3.2	Restated By-Laws of MacDermid, Incorporated amended as of February 26, 2005. Incorporated by reference to our Current Report on Form 8-K furnished March 3, 2005, Exhibit 99.1	By reference

4

Credit Agreement, dated as of March 29, 2006, among MacDermid, Incorporated, the banks signatory thereto and Bank of America, N.A. as letter of credit issuing bank and swing line lender. Incorporated by reference to Form 10-Q quarterly report for the period ended March 31, 2006, Exhibit 4.

By reference
10.1

MacDermid, Incorporated 1992 Special Stock Purchase Plan, as amended Incorporated by reference to December 31, 1993, Form 10-K Exhibit 10 and Form DEF 14A Definitive proxy statement filed March 16,2005.

By reference
10.2	MacDermid, Incorporated 1995 Equity Incentive Plan. Incorporated by reference to December 31, 2003, Form DEF 14A Definitive proxy statement filed March 15, 2004, Appendix B.	By reference
10.3	MacDermid, Incorporated 1998 Equity Incentive Plan. Incorporated by reference to December 31 1999, Form 10-K Exhibit 10.3.	By reference
10.4	MacDermid, Incorporated 2001 Equity Incentive Plans. Incorporated by reference to December 31, 2003, Form DEF 14A Definitive proxy statement filed March 15, 2004, Appendix A.	By reference
10.5	MacDermid, Incorporated 2006 Stock Option Plan. Incorporated by reference to December 31, 2005, Form DEF 14A Definitive proxy statement filed March 13, 2006, Exhibit B.	By reference
10.6	Severance Agreement. Incorporated by reference to December 31, 2002 Form 10-K Exhibit 10.5.	By reference
10.7	Termination-Release Agreement between MacDermid, Incorporated and Stephen Largan Incorporated by reference to December 27, 2006, Form 8-K Exhibit 99.1.	By reference
10.8	Employment Agreement. Incorporated by reference to December 31, 2003, Form 10-K Exhibit 10.6.	By reference
12	Computation of ratio of earnings to fixed charges.	Attached
14	Code of Ethics of MacDermid, Incorporated. Incorporated by reference to Current Report on Form 8-K filed June 29, 2004, Exhibit 99.1.	By reference
21	Subsidiaries of MacDermid, Incorporated.	Attached
23.1	Consent of Independent Registered Public Accounting Firm.	Attached
23.2	Consent of Independent Registered Public Accounting Firm.	Attached
24	Powers of Attorney.	Attached
31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	Attached
31.2	Certification of Principal Financial Officer pursuant to Rule 13-a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	Attached
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACDERMID, INCORPORATED
(Registrant)
Date: February 20, 2007	/s/ DANIEL H. LEEVER
Daniel H. Leever
Chairman and
Chief Executive Officer
Date: February 20, 2007	/s/ GREGORY M. BOLINGBROKE
Gregory M. Bolingbroke
Senior Vice President, Finance

Daniel H. Leever, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 20, 2007 as attorney-in-fact for the following directors of the Registrant:

Robert L. Ecklin
Donald G. Ogilvie
Joseph M. Silvestri
James C. Smith
T. Quinn Spitzer, Jr.

/s/ DANIEL H. LEEVER
Daniel H. Leever
Chairman of the Board
and Chief Executive Officer